Form 10-K
period 1993-12-31
OREGON STEEL MILLS INC
filed 1994-03-21
CIK 830260

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
              ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993       COMMISSION FILE NUMBER 1-9887

                            OREGON STEEL MILLS, INC.
           (Exact name of registrant as specified in its charter)

             DELAWARE                                   94-0506370
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

       1000 BROADWAY BUILDING
             SUITE 2200
         1000 S.W. BROADWAY
          PORTLAND, OREGON                                      97205
(Address of principal executive office)                       (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (503) 223-9228

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       Title of each class            Name of each exchange on which registered
      -------------------             -----------------------------------------
Common Stock, $.01 par value per share          New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

            BASED ON LAST SALE, JANUARY 29, 1994: $517,553,000

   Indicate the number of shares outstanding of each of the registrant's classes of stock as of January 31, 1994:

COMMON STOCK, $.01 PAR VALUE                                19,347,781
- ----------------------------                                ----------
     (Title of Class)                            (Number of shares outstanding)

                      DOCUMENTS INCORPORATED BY REFERENCE:
   Proxy statement for the Registrant's Annual Meeting of Stockholders to be
held April 28, 1994 is incorporated by reference into Part III of this report.

                            OREGON STEEL MILLS, INC.
                               TABLE OF CONTENTS
PART I                                                                     PAGE
                                                                           ----
  ITEM 1.  BUSINESS .....................................................     1
             General ....................................................     1
             Products ...................................................     2
             Raw Materials and Energy ...................................     3
             Marketing and Customers ....................................     4
             Competition and Other Market Factors .......................     5
             Environmental Matters ......................................     7
             Employees ..................................................     9

  ITEM 2.  PROPERTIES ...................................................     9

  ITEM 3.  LEGAL PROCEEDINGS ............................................    11

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........    11
             Executive Officers of the Registrant .......................    11

PART II

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS .................................    12

  ITEM 6.  SELECTED FINANCIAL DATA ......................................    12

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...............    13

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................    19

  ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE .........    37

PART III

  ITEMS 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  and 11.   AND EXECUTIVE COMPENSATION ..................................    37

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT ..............................................    37

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............    37

PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K .........................................   38

                                     PART I
ITEM 1. BUSINESS

GENERAL

   Oregon Steel Mills, Inc. (the "Company" or the "Registrant") was founded in 1926 by William G. Gilmore and was incorporated in California in 1928. The Company reincorporated in Delaware in 1974. The Company changed its name in December 1987 from Gilmore Steel Corporation to Oregon Steel Mills, Inc.

   The Company has five plant locations, which include two steel mills. During 1993 the Company established the Portland steel and CF&I steel mills and the related downstream finishing facilities as separate business units to be known as the Oregon Steel Division and the CF&I Steel Division.

   The Oregon Steel Division is centered on the Company's Portland, Oregon steel minimill (the "Portland Steel Mill"), which supplies steel for the Company's steel plate and large diameter pipe finishing facilities. The Portland Steel Mill operates under the name of Oregon Steel Mills, Inc. The wholly-owned and majority-owned operating divisions, which are included in the Oregon Steel Division, are: Oregon Steel Mills -- Fontana Division, Inc., a steel plate rolling mill in Fontana, California (the "Fontana Plate Mill"); Napa Pipe Corporation, a large diameter steel pipe mill and fabrication facility in Napa, California (the "Napa Facility"); and Camrose Pipe Corporation ("CPC") which owns a 60% interest in Camrose Pipe Company, a large diameter pipe and electric resistance welded ("ERW") pipe facility in Camrose, Alberta, Canada (the "Camrose Facility").

   The CF&I Steel Division consists of the steelmaking and finishing facilities of CF&I Steel, L.P. ("CF&I") located in Pueblo, Colorado (the "Pueblo Steel Mill"). The Company, through a wholly-owned subsidiary, owns a 95.2 percent general partnership interest in CF&I. The Pueblo Steel Mill is a steel minimill which produces long-length and standard steel rails, seamless oil country tubular goods ("OCTG"), wire rod and wire products, and reinforcing bar.

   The Company produces eight steel products which include most standard grades of steel plate, a wide range of higher margin specialty steel plate, large diameter steel pipe, ERW pipe, longlength and standard rails, OCTG, wire rod, wire and bar products. The steel industry, including the steel products manufactured by the Company, has been highly cyclical and is currently characterized by overcapacity, both domestically and internationally.

   The Portland Steel Mill is the only hot-rolled steel plate minimill and one of two steel plate producers located in the eleven western states. The start-up of a ladle metallurgy furnace in November 1990 at the Portland Steel Mill increased the Portland Steel Mill's melting and casting capacity from approximately 640,000 tons to 800,000 tons of steel per year. The Portland Steel Mill produces slab thicknesses of 6, 7 and 8 inches and has an annual rolling mill capacity, depending on product mix, of up to 450,000 tons of finished steel plate in widths of up to 103 inches.

   The Company's Napa Facility produces large diameter steel pipe of a quality suitable for use in high pressure oil and gas transmission pipelines. The Napa Facility can produce pipe with an outside diameter ranging from 16 to 42 inches, with wall thicknesses of up to 1-1/16 inches and in lengths of up to 80 feet, and can process two different sizes of pipe simultaneously in its two finishing sections. Depending on product mix, the Napa Facility has an annual capacity in excess of 350,000 tons of pipe. Substantially all of the Napa Facility's requirements for specialty steel plate, which is fabricated into steel pipe, are currently supplied by the Portland Steel Mill and the Fontana Plate Mill.

   The Company expanded its plate rolling capacity by commencing operations at the Fontana Plate Mill in December 1989. Depending on product mix, the Fontana Plate Mill has an annual rolling mill capacity of up to 750,000 tons of finished steel plate, bringing the Company's total plate rolling capacity to approximately 1.2 million tons per year. The Fontana Plate Mill can roll plate up to 136 inches wide, which is sufficient for fabricating the Napa and Camrose Facilities' largest diameter pipe products. The Company acquired the rolling mill machinery used at the Fontana Plate Mill in November 1989 for approximately $7.5 million. The land and buildings at the Fontana Plate Mill are leased by the Company. The lease of the Fontana Plate Mill expires in 2002 but is subject to earlier termination by the Company or lessor upon certain terms and conditions. See Properties.

   The Company acquired a 60% interest in the Camrose Facility in June 1992 for approximately $18 million from Stelco, Inc., a large Canadian steel producer. The Camrose Facility has two pipe manufacturing mills. One is a large diameter pipe mill similar to that of the Napa Facility, and the other is an ERW pipe mill which produces steel pipe used in the oil and gas industry for drilling and distribution. The large diameter pipe mill produces pipe with a diameter ranging from 20 to 42 inches with maximum wall thickness limited to about 70% of the Napa Facility in lengths of up to 80 feet. Depending upon the product mix, the annual capacity for large diameter pipe is up to 184,000 tons. The ERW mill produces pipe in sizes ranging from 4.5 to 16 inches in diameter and has an annual nominal capacity of up to 142,000 tons depending upon product mix.

   On March 3, 1993, New CF&I, Inc., a wholly-owned subsidiary of the Company, acquired for $22.2 million a 95.2 percent interest in a newly formed limited partnership, CF&I. The remaining 4.8 percent interest is owned by the Pension Benefit Guaranty Corporation. CF&I purchased substantially all of the steelmaking, fabricating, metals and railroad business assets of CF&I Steel Corporation for $113.1 million. The Pueblo Steel Mill has melting capacity in excess of 1 million tons and a finished ton capacity of approximately 1.5 million tons.

   In February 1991 the Company sold 2,875,000 shares of common stock in a public stock offering. Proceeds to the Company from the offering were approximately $77.6 million.

PRODUCTS

Oregon Steel Division

   The Company's steel plate products consist of hot-rolled carbon, high-strength low alloy, heat treated and alloy plate up to 136 inches wide. In addition to commodity grades of steel plate, the Company produces a wide range of specialty steel plate. Commodity steel plate is used in a variety of applications, such as the manufacture of storage tanks, machinery parts, barges and ships. Specialty steel plate, such as high strength low alloy, heat treated, and alloy plate, has superior strength and performance characteristics for particular applications, such as the manufacture of construction, mining and logging equipment, pressure vessels, and oil and gas transmission pipe, and the fabrication of bridges and high-rise buildings. At the request of a customer, the Company can vary the properties of steel plate products, including the plate's malleability, hardness or abrasion resistance, impact resistance or toughness, strength and ability to be machined or welded. These variations are achieved by chemically altering the steel through the addition of elements such as carbon, manganese, chromium, molybdenum, nickel, boron, aluminum, and titanium and through the removal of elements such as phosphorous and sulfur. Different steel properties are required for specialized applications: high strength steel is required for construction and logging equipment; a combination of high strength and toughness steel is required for bridges and oil and gas transmission pipe; and steel with high abrasion resistance and hardness is required for the manufacture of mining equipment and armor for military ordinance.

   The Company's heat treating facility produces steel plate that has been normalized or quenched and tempered. The heat treating process of normalizing increases the toughness and impact resistance of plate, and is especially useful for low temperature applications. The heat treating process of quenching and tempering improves the strength and hardness of the plate. Quenched and tempered steel is used extensively in the mining industry, the manufacture of heavy transportation equipment, and military armor.

   The Company also offers customers the option of surface processing steel plate, which includes descaling (the removal of oxides from the surface of the plate) and painting. This process provides a more efficient and economical means of cleaning and coating steel products than the traditional sandblasting or hand cleaning methods.

   The Company's Portland Steel Mill, on the basis of an audit conducted in 1992, has received registration under ISO-9002. This registration is the emerging international designation for demonstrating that the Company systems support the production of quality products. This was one of the first ISO-9002 registrations of a steel mill in the United States.

   The Napa Facility pipe mill is one of the most versatile pipe mills in the industry. The mill can produce large diameter steel pipe ranging from 16 to 42 inches in diameter with wall thicknesses of up to 1-1/16 inches and lengths of up to 80 feet. In addition, the mill can process two different sizes of pipe simultaneously in its two finishing sections. Moreover, the Company can vary the pipe's hardness, impact resistance, strength and ability to be welded to meet the customers' specifications. The Company offers customers the option of surface processing the steel pipe, which includes descaling and internal and external coating on-site. The external coating facility was acquired by Napa in 1993. During 1989, the Company completed the construction of a full body ultrasonic inspection facility at the Napa Facility. If requested by the customer, this facility inspects the ends, long seam welds and entire body for all types of steelmaking and pipemaking imperfections and records the results for a permanent record.

   The Camrose Facility produces large diameter steel pipe ranging from 20 to 42 inches with maximum wall thickness limited to about 70% of that produced at the Napa Pipe Mill. The pipe can be produced in lengths up to 80 feet. Unlike the Napa Pipe Mill, this mill has one finishing section and can produce one size pipe at a time.

  The Company's large diameter pipe is used primarily in pressurized underground or underwater oil and gas pipelines where quality is critical.

   The Camrose Facility also produces ERW pipe in sizes 4.5 inches through 16 inches outside diameter. The pipe is manufactured using coiled skelp rolled on a high frequency electric resistance weld mill. The principal customers for this product are oil and gas companies for gathering lines to supply product to feed larger pipeline systems.

CF&I Steel Division

   The Pueblo Steel Mill produces carbon, head hardened and alloy premium rail in accordance with the latest specifications of the American Railway Engineering Association. Rails are manufactured in the five most popular rail weights (115 lb/yard through 136 lb/yard), in all lengths as well as quarter mile welded strings. The Pueblo Steel Mill is the sole manufacturer of rails west of the Mississippi River.

   OCTG is produced at the Pueblo Steel Mill and consists of seamless casing, coupling stock, standard and line pipe. Oil country casing is used as a structural retainer for the walls of oil or gas wells. Standard and line pipe are used to conduct liquids and gasses above ground. The Company's seamless tube mill is equipped to produce the most widely used sizes of OCTG (2-3/8 inches outside diameter through 10-3/4 inches outside diameter) in all lengths according to the latest specifications of the American Petroleum Institute ("API"). The Company's production capability includes both carbon and high strength (quench and tempered) tubular products. The Pueblo Steel Mill also sells semi-finished OCTG ("green tubes") for processing and finishing by third parties.

   The rolled products produced at the Pueblo Steel Mill consist of concrete reinforcing bar, hot-rolled bar, bar size shapes, special sections and semi-finished billets. CF&I can produce rebar in sizes of 1/2" to 1-3/8" diameter; 2,250 pound coils can be made up to 1-1/2" diameter. Rebar is produced in grade 40 tensile strength for normal applications and grade 60 tensile strength for more severe applications.

   Rod products produced at the Pueblo Steel Mill are for industrial rod consumption. Generally, the rods are produced in diameters ranging from 7/32" to 9/16."

   The Pueblo Steel Mill is one of the few manufacturers which produce a wide variety of wire products. The wire produced consists primarily of fencing, barbed wire, nails, staples, bailing wire, welded wire fabric, merchant wire, rebar tie wire, high carbon special purpose wire and low carbon manufacturer's wire.

RAW MATERIALS

   The Company's principal raw material for the Portland and Pueblo Steel Mills is ferrous scrap metal derived from, among other sources, junked automobiles, railroad cars and railroad track materials, and demolition scrap from obsolete structures, containers and machines. The purchase price for scrap is subject to market forces largely beyond the control of the Company, including demand by foreign steel producers for steel scrap (which is in turn influenced by currency exchange rates) and domestic demand from other steel companies. The cost of scrap to the Company can vary significantly, and product prices cannot always be adjusted, especially in the short-term, to recover the costs of large increases in scrap costs. During 1993 the average cost of purchased scrap at the Portland Steel Mill was $117 per ton compared to $91 per ton in 1992. The average cost of scrap at the Pueblo Steel Mill was $121 during 1993, compared to $96 during 1992. The Company maintains a 30 to 45 day supply of scrap to insulate itself to some extent against possible short-term price fluctuations. The Company purchases scrap through many outside dealers and is not dependent on any single supplier or group of suppliers at its Portland Steel Mill. The Pueblo Steel Mill purchases scrap through a broker. The Company believes that adequate supplies of scrap are readily available from a number of sources, but that current demand will keep pricing relatively high.

   The Company also purchases a quantity of directly reduced iron in briquetted form ("HBI") for use as a substitute for steel scrap. The successful integration of this material into the steelmaking process provides the Company with an alternate source of low residual material. Because this material is purchased on a contract basis it provides some insulation from the price fluctuations experienced in the scrap market. During 1993 the Company also purchased pig iron as a scrap substitute and believes it can be used successfully in limited quantities. With the shift in the Company's product mix from carbon grades to higher quality grades of steel, the need for higher quality scrap must be assured. The availability of higher grades of scrap in sufficient quantities may not be available in the Company's traditional scrap markets, which will require the use of an alternate source of metallics.

   The Company is participating in a joint venture project to construct an HBI plant in Venezuela. The plant is expected to have a capacity of one million metric tons and a capital cost of approximately $245 million. As the project is currently structured, the Company will own an equity interest in the facility and will have committed off-take requirements of 200,000 tons. It is anticipated that there will be several other joint venture partners and the Company expects its cash investment to be approximately $15 million. The project is expected to obtain non-recourse debt financing for 60% of the capital needs.

   In addition to the Venezuelan project, the Company is pursuing other metallic technologies, such as iron carbide and fastmet. The Company anticipates it will participate in one or more joint ventures for these processes.

   The Company purchases semi-finished steel slab from third parties for finishing at the Fontana Plate Mill and to supplement steel production capacity and enable the Portland Steel Mill to produce steel plate in thicknesses greater than 3 inches. Generally, the Company has been able to adjust product prices in response to increases in slab prices. The world demand for slab can, however, significantly affect its purchase price. The Company expects to purchase significant quantities of slabs in 1994.

MARKETING AND CUSTOMERS

   Steel products are sold by the Company principally through its own sales organizations, which have sales offices at various locations in the United States and Canada and, as appropriate, through foreign sales agents. In addition to selling to customers who consume steel products directly, the Company sells steel products to steel service centers, distributors, processors and converters. In 1993 the Company derived 11.8 percent of its sales from one customer. Most of the Company's sales are initiated by contacts between sales representatives and customers. Accordingly, the Company does not incur substantial advertising or other promotional expenses for the sale of its products.

   The Company does not have any significant ongoing contracts with customers to purchase steel products, and orders placed with the Company generally are cancelable by the customer. The Company does not have a general policy permitting return of purchased steel products except for product defects. The Company does not routinely offer extended payment terms to its customers.

   The business is generally not subject to significant seasonal trends. The Company does not have material contracts with the United States Government and does not have any contracts subject to renegotiation.

Oregon Steel Division

   Customers for commodity steel plate typically are located in the western United States, primarily in the northwest and California. Customers for specialty steel are located throughout the United States, but the Company is most competitive in the west, southwest and midwest. Incremental transportation costs for steel plate limit the Company's ability to compete in the eastern states' market.

   Large diameter steel pipe is marketed on a global basis. During 1993 the Company began to market large diameter pipe internationally and believes this will become a viable market for its pipe products. The Company believes that the quality of its pipe enables it to compete effectively in this market. Domestically the Company is most competitive in the steel pipe market west of the Mississippi River. The Camrose Facility is most competitive in western Canada. Sales of large diameter pipe generally consist of a small number of large orders and generally involve the Company responding to requests to submit bids.

   The principal customers for ERW pipe produced at the Camrose Facility are in the provinces of Alberta and British Columbia, where most of Canada's natural gas and oil is located, as well as the northwestern United States. The primary customers for this product are oil and natural gas companies who utilize ERW for gathering lines to supply their product to feed the larger distribution pipelines.

CF&I Steel Division

  Rail is sold directly to major railroads, rail contractors, transit districts and short-line railroads. The primary market for the Pueblo Steel Mill's rail is the major western railroads. The Company estimates its share of the domestic rail market in 1993 was 43%.

   OCTG is sold primarily through distributors to a large number of oil exploration and production companies. Sales of standard and line pipe are made both through distributors and directly to oil and gas transmission and production companies. The market for the Company's OCTG product is primarily domestic and focused in the western and southwestern United States. The demand for this product is determined by the number of oil and gas drilling rigs working in the United States. The rig count in the United States (and, consequently, the consumption of OCTG) has been depressed in recent years.

   During 1993 the Company sold its bar products to more than 300 customers, most of which were fabricators and distributors. The majority of its customers are regional, located primarily within the state of Colorado. Incremental costs for transportation limit the Company's ability to ship the product out of the region and surrounding states.

   Sales of wire products are made to a large number and wide variety of customers in the western United States. The customers are primarily in the agricultural and construction segments. The agricultural market remains constant but the construction market is cyclical and has been depressed.

   The Company's wire rod products are sold primarily to wire drawers and consist of a number of customers, primarily in the western United States. The demand for wire rod is driven by wire demand and is dependent upon agricultural, construction and to a lesser degree, the durable goods segments.

COMPETITION AND OTHER MARKET FACTORS

   The Company competes in its product markets primarily on the basis of product quality, price, and responsiveness to customer needs. Competition within the domestic steel industry is driven by overcapacity in most products and is intense. Domestic steel producers face significant competition from foreign producers. The highly competitive nature of the industry, combined with overcapacity in most products, has exerted downward pressure on the pricing of plate, large diameter line pipe, and OCTG; the Company expects this to continue into 1994.

Oregon Steel Division

   Some of the Company's steel plate competitors are larger, have greater capital resources than the Company and have modern technology and relatively low labor and raw material costs. Principal competitors in the commodity steel plate market include Geneva Steel Corporation, located in Utah, IPSCO, located in Saskatchewan, Canada, and several other foreign producers. Principal competitors in the market for specialty steel plate include Lukens Steel Company, U.S. Steel Corporation and several foreign producers.

   Steel plate producers in the western United States have faced competition in past years from foreign producers, including producers in Japan, certain members of the European Economic Community, Korea, Brazil and Canada. The effects of foreign competition were mitigated in recent years by the decline and continued weakness of the U.S. dollar relative to several foreign currencies and strong demand for steel plate in foreign countries, particularly the Far East. The Company believes that its efforts in increasing productivity, reducing production costs and shifting into higher margin product niches should enable the Company to compete effectively with both foreign and domestic producers even if the dollar strengthens relative to foreign currencies.

   The Company believes that competition in the market for large diameter steel pipe is based primarily on quality, price and responsiveness to customer needs. The Company competes on a global basis and believes its ability to manufacture pipe of sufficiently high quality will enable it to compete effectively.

   Principal domestic competitors in the large diameter steel pipe market at this time are Berg Steel Pipe Corporation, located in Florida, and Bethlehem Steel Corporation, located in Pennsylvania. International competitors consist primarily of Japanese and European pipe producers. The principal Canadian competitor is IPSCO, located in Regina, Saskatchewan. Demand for the Company's pipe in recent years is primarily a function of new construction of oil and gas transportation pipelines and to a lesser extent maintenance and replacement of existing pipelines. Construction of new pipelines domestically depends to some degree on the level of oil and gas exploration and drilling activity, which has declined in recent years.

   The competition in the market for ERW pipe is based on price, product quality and responsiveness to customers. The need for this product has a direct correlation to the drilling rig count in the United States and Canada. In recent years, the drilling rig count has been at a low level and consequently the demand for ERW pipe has also been low. The Company believes that, as the need for natural gas increases, the rig count will also begin to increase. Principal competitors in the ERW product in western Canada are IPSCO located in Regina, Saskatchewan and Prudential located in Calgary, Alberta.

CF&I Steel Division

  The majority of current rail requirements in the United States revolves around replacement rail for existing rail lines. Consequently, domestic rail demand is projected to be stable for the next several years. Imports have been a significant factor in the domestic premium rail market in recent years. Premium rail represents approximately 25 percent of the domestic market and is expected to increase over the next few years. The Company's capital expenditure program at CF&I will give the rail production facilities the continuous cast steel and in-line head hardening rail capabilities necessary to compete with the level of cost and quality available from other producers. Bethlehem Steel Corporation is the only other domestic rail producer.

   The Company's primary competitors in OCTG include a number of domestic and foreign manufacturers, some of which have significantly greater resources than the Company. Competition is based primarily on price and quality. The Company enjoys a freight advantage over eastern producers in shipping to some of the major oil drilling areas. The Company also has the flexibility to produce relatively small volumes of specified products on short notice in response to customer requirements. Principal domestic competitors include U.S. Steel Corporation, Lone Star Steel and Maverick Steel.

   The competition in bar products include a group of minimills that have a geographical location close to the intermountain market. Most of these mills utilize reinforcing bar as an incremental product to keep mills operating at capacity. Market expansion into other geographical locations is not feasible since freight is a significant factor.

   The Company's market area on wire and wire rod products is considered to be west of the Mississippi River with a primary market of the intermountain states. The Company presently manufactures rod using an antiquated mill with a coil size that is small compared to that of competitors. The Company will complete construction of a new rod/bar mill during the second half of 1994 which will produce substantially larger coils and reduce manufacturing costs. The domestic producers range from "rod only" producers, such as Armco Steel and North Star Steel, to dual producers of rod and wire, such as Keystone Steel and Wire and Northwestern Steel & Wire. There are also "wire only" producers, the largest in the western United States being Davis Wire Corporation and Tree Island Steel.

ENVIRONMENTAL MATTERS

   The Company is subject to federal, state and local environmental laws and regulations concerning, among other things, wastewater, air emissions, toxic use reduction and hazardous material disposal. The Portland and Pueblo Steel Mills are classified in the same manner as other similar steel mills in the industry, as generating hazardous waste materials because the melting operation produces dust that contains heavy metals ("EAF" dust). This dust, which constitutes the largest waste stream generated at these facilities, has been disposed of at substantial expense in order to comply with applicable laws and regulations.

   In 1993 the Company began processing EAF dust in its Glassification(trademark) facility at the Portland Steel Mill. It is anticipated that in the second quarter of 1994, the Company will be recycling 100 percent of the EAF dust produced at the Portland Steel Mill.

   In 1993 the Environmental Protection Agency (EPA) concluded a site assessment of the Portland Steel Mill. The review concluded with ranking the facility as a medium/low corrective action priority for identified Solid Waste Management Units. The Company intends to proceed with an internal corrective action schedule. This schedule will include making portions of the Company's property useable for future development. Cost of these corrective action improvements is estimated at $1.5 million. The Portland Steel Mill received a renewed air discharge permit in 1993 which will require additional monitoring and reporting obligations. Some enhancements to pollution control equipment may be required. The full scope of these expenditures, however, has yet to be determined but is not believed to be material.

   The property and building at which the Fontana Plate Mill is located are leased to the Company (see "Properties"). The Fontana Plate Mill was formerly part of a larger integrated steel plant (the "Mill") operated on property (the "Mill Property") surrounding the Fontana Plate Mill. Prior to the termination of steel production at the Mill in 1983, the Mill operator produced substances that currently are defined as hazardous by federal and California regulations. Hazardous substances have been detected in the soil and groundwater at a number of specific areas within the Mill Property on the basis of inspections done by the prior operator and by the EPA. The testing program carried out by the prior operator and the EPA at the Mill Property has not included sampling at the Fontana Plate Mill site. On the basis of limited testing on behalf of the Company at the Fontana Plate Mill site, the levels of hazardous substances in the subsurface soils and groundwater at the Fontana Plate Mill site appear to be within permissible limits, although there can be no absolute assurance that this is, in fact, the case. The successor to the former operator of the Mill currently is carrying out site investigations at the Mill Property that may lead to the identification of needed remedial action. The successor is taking these actions pursuant to a consent order with the State of California Department of Health Services as required by corrective action provisions of the federal Resource Conservation and Recovery Act. The lessor of the land and building at the Fontana Plate Mill has agreed to indemnify the Company for certain expenses (excluding consequential damages, but including cost of clean-up and remediation required by governmental agencies) resulting from the presence of hazardous substances at the Fontana Plate Mill site other than as a result of the actions or negligence of the Company; and the Company has agreed to indemnify such lessor for similar expenses resulting from the presence of hazardous substances at the Fontana Plate Mill site as a result of actions or negligence of the Company.

   The Fontana Plate Mill discharges wastewater to treatment systems. The Company recently took over management of the water pre-treatment system from its lessor. The system will undergo improvements to enhance its operational efficiency and prevent discharges of water. This will result in an expected cost of $400,000.

  The Fontana Plate Mill is located within the South Coast Air Quality District and has been identified as a significant source of air emissions. A local emissions credit trading market has established additional rules to ensure reduction in emissions, establishment of a trading market for excess emission credits and continuous monitoring of these emissions. Fontana Plate Mill will be installing equipment to meet these new requirements as well as prepare application for a new air permit. The cost of this equipment is not expected to exceed $200,000.

   Prior to the acquisition of the Napa Facility by the Company, the prior owner of the Napa Facility disposed of certain waste materials, including spent sandblast materials, mill scale and welding flux, on-site. As a result of these matters and other actions prior to the acquisition, certain metals were released into the ground, and certain petroleum based compounds have seeped into the ground and groundwater at the Napa Facility.

   The prior owner of the Napa Facility entered into a stipulated judgment with the County of Napa which required a site investigation of the Napa Facility and remediation (to the satisfaction of local, regional and state environmental authorities) of soil and groundwater contamination associated with activities conducted at the site prior to its acquisition by the Company. As a result of the acquisition of the Napa Facility, the Company's subsidiary, Napa Pipe Corporation, is obligated by contract to comply with the terms and requirements of the stipulated judgment. Proposed plans for investigating the soil and water conditions at the Napa Facility were submitted to local, regional and state environmental authorities in February 1988. The Company is continuing to negotiate certain terms of these proposed plans with such environmental authorities.

  In addition to local, regional and state environmental authorities, the EPA conducted an investigation of the Napa Facility and has taken soil and water samples at the Napa Facility. The Company's proposed plans for investigating the soil and water conditions at the Napa Facility were furnished to the EPA in March 1988. While awaiting possible further response from the EPA, the Company is proceeding with its remediation plans as described in the preceding paragraph. In April 1992, the State of California Environmental Protection Agency, Department of Toxic Substances Control completed a Site Screening and recommended a low priority preliminary endangerment assessment for the Napa Facility.

   The total cost of the remedial action that may be required to correct existing environmental problems at the Napa Facility, including remediation of contaminants in the soil and groundwater, depends on the eventual requirements of the relevant regulatory authorities. As of December 31, 1993, the Company has expended $6.4 million and has reserved an additional $3.1 million to cover future costs arising from environmental issues relating to the site.

   CF&I has accrued a reserve of $36.7 million for environmental remediation at the Pueblo Steel Mill site. CF&I's estimate of this environmental reserve was based on two separate remediation investigations and feasibility studies conducted by independent environmental engineering consultants. The estimated costs were based on current technologies and presently enacted laws and regulations. The reserve includes costs for RCRA (Resource Conservation and Recovery Act) facility investigation, corrective measures study, remedial action, and operation and maintenance of the remedial actions taken. CF&I has an agreement with the State of Colorado for the remediation of environmental issues. The agreement specifies a schedule for corrective action and a yearly expenditure amount. The State of Colorado anticipated that the schedule would be reflective of a straight line rate of expenditures over 30 years. The State of Colorado stated the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist.

   In November 1990 the President signed into law the Clean Air Act Amendments of 1990. This law has imposed new responsibilities on many industrial sources of air emissions, including plants owned by the Company. The Company cannot determine at this time the financial impact of the new law. The impact will depend on a number of site-specific factors, including the quality of the air in the geographical area in which a plant is located, rules to be adopted by each state to implement the law, and future EPA rules specifying the content of state implementation plans. The Company anticipates that it will be required to make additional expenditures, and will be required to pay higher fees to governmental agencies, as a result of the new law and future state laws regulating air emissions. In addition, the monitoring and reporting requirements of the new law will subject all air emissions to increased regulatory scrutiny.

   The Company's future expenditures for installation of environmental control facilities, remediation of environmental conditions existing at its properties and other similar matters are difficult to predict. Environmental legislation and regulations and related administrative policies, have changed rapidly in recent years. It is likely that the Company will be subject to increasingly stringent environmental standards in the future (including those under the Clean Water Act Amendments of 1990 stormwater permit program, and toxic use reduction programs), and will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis.

EMPLOYEES

   As of December 31, 1993, the Company had 3,060 full-time employees. At the Pueblo Steel Mill, 1,360 employees work under a collective bargaining agreement with the United Steelworkers of America. The contract was negotiated in March of 1993 and will expire in September of 1997. The remainder of the Company's domestic employees, approximately 1,450, are paid on a salary basis and are not represented by a union. Approximately 225 employees of the Camrose Facility are members of the Canadian Autoworkers Union. The contract was renegotiated in January of 1994 and expires on January 31, 1997. The Company believes it has a good relationship with its employees.

   The domestic employees of the Oregon Steel Division participate in an Employee Stock Ownership Plan ("ESOP") program. The ESOP currently owns 14% of the Company's Common Stock. Stock is contributed to the ESOP, as decided annually by the Board of Directors. The Company also has a profit participation plan for its domestic employees which permits eligible employees to share in the pre-tax profits of their division unit.

ITEM 2. PROPERTIES

Oregon Steel Division

   The Portland Steel Mill is located on approximately 147 acres owned by the Company in the Rivergate Industrial Park in Portland, Oregon, near the confluence of the Columbia and Willamette rivers. The operating facilities principally consist of one electric arc furnace and ladle metallurgy stations, slab casting equipment and a plate rolling mill. The Company's 24,500 square foot office building and its steel mill facilities occupy approximately 84 acres of the site. The remaining 63 acres consist of two waterfront sites totaling 59 acres and a four acre site. The adjacent water channel accommodates ocean-going vessels. The Company's heat treating facilities are located near its principal facilities on a five acre site owned by the Company. In addition, the Company owns 74 acres of industrial property nearby, of which 44 acres are leased.

   The Company owns approximately 152 acres in Napa, California. The Company's pipe mill occupies approximately 92 of these acres. The Company also owns a steel fabricating facility located adjacent to the pipe mill on this site. The fabricating facility is not currently used by the Company and consists of approximately 325,000 square feet of industrial buildings containing equipment for the production and assembly of large steel products or components and is partially leased on a short-term basis.

   Camrose Pipe Company owns approximately 67 acres in Camrose, Alberta, Canada. The large diameter pipe mill occupies approximately 4 acres and the ERW pipe mill occupies approximately 3 acres of the site. In addition, there is a 3,600 square foot office building on the site. The sales staff is located in Calgary, Alberta in leased space.

   The land and buildings at the Fontana Plate Mill are leased to the Company under a net lease (the "Lease"). The Company entered into the Lease in November 1989, and concurrently purchased from the lessor the machinery comprising the steel plate rolling mill for a purchase price of approximately $7.5 million. The lessor also owns certain property and buildings adjacent to the Fontana Plate Mill (which, together with the property leased to the Company, is referred to as the "Lessor Property") where it conducts steel slab processing operations. The Fontana Plate Mill and the Lessor Property are surrounded by the Mill Property, which is owned by the successor to the former operator of the Mill.

   The Lease is for a ten-year term ending on December 31, 1999, and provides for an extension of up to three years at the Company's option if, before November 16, 1992, the Company incurs costs in excess of $5.0 million in connection with the construction of new slab reheating furnaces at the Fontana Plate Mill. This requirement was met and the Company extended its lease for an additional three year period until December 31, 2002. The Lease permits either the Company or the lessor to terminate the Lease if at any time: (i) the lessor terminates substantially all of its slab processing operations at the Lessor Property; (ii) the lessor is no longer the beneficial owner of a controlling interest in the Lessor Property or the buildings and improvements thereon; or
(iii) either of two specified foreign affiliates of the lessor shall no longer beneficially own an equity interest in the lessor; provided that, if terminated by the lessor, the termination date will be on the first anniversary of the date of lessor's exercise of the termination option but in no event prior to November 16, 1999. The Lease also permits either the Company or the lessor to terminate the Lease if (i) the lessor terminates substantially all of its slab processing operations on the Lessor Property, (ii) neither the lessor nor any person who manufactures any product manufactured by the Company or any of its subsidiaries beneficially owns any interest in the Lessor Property and (iii) neither the lessor nor any person who manufactures any product manufactured by the Company or any of its subsidiaries beneficially owns any interest in the buildings or improvements located on the Lessor Property; provided that, if terminated by the lessor, the termination date will be on the first anniversary of the date of the lessor's exercise of the termination option but in no event prior to November 16, 1994, and provided further that the Company will be entitled to payment from the Lessor of certain unamortized capital improvement costs if such termination occurs prior to November 16, 1999. The Lease also permits termination by either the Company or the lessor, effective on the first anniversary of the date of exercise of the termination option (notwithstanding any extension of the term of the lease by the Company), if the Company discontinues substantially all its operations at, or no longer holds a controlling interest in, either the Napa Facility or the rolling mill machinery at the Fontana Plate Mill. The lessor also may terminate the Lease upon 30 days' written notice, if the Company removes the rolling mill machinery from the Fontana Plate Mill site. The lease payment is subject to annual increases based on increases in the consumer price index. The rental payment under the lease during 1993 was $1.3 million.

CF&I Steel Division

   The Pueblo Steel Mill is located in Pueblo, Colorado on approximately 574 acres. The operating facilities principally consist of two electric arc furnaces for production of all raw steel, a 6-strand continuous billet caster and a 6-strand continuous round caster for producing semi-finished steel, and five finishing mills for conversion of semi-finished steel to a finished steel product. These finishing mills consist of a rail mill, seamless tube mill, an 11" bar mill, rod mill and a wire mill. During 1993 the Company began a major capital improvement program of CF&I. This program includes the installation of a new bar mill reheat furnace, new rod mill, a continuous caster and the upgrading of the steelmaking facilities with a new arc furnace, ladle furnace and vacuum degassing system. See Management Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

   The production capacities at the Company's facilities are effected by product mix. At December 31, 1993, the Company had the following nominal capacities:
                                                           CAPACITY  PRODUCTION
                                                            (TONS)     (TONS)
                                                          ---------  ----------
Portland Steel Mill:  Melting .........................     800,000    800,000
                      Rolling .........................     450,000    372,200
Fontana Plate Mill:   Rolling .........................     750,000    331,600
Napa Facility:        Steel Pipe ......................     350,000    133,700
Camrose Facility:     Steel Pipe ......................     326,000    154,000
Pueblo Steel Mill:    Melting .........................   1,000,000    913,500
                      Finishing Mill ..................   1,500,000    828,800

   At December 31, 1993, all properties of the Company except for those of Camrose Pipe Company are free of any major encumbrances, liens or mortgages. The assets of Camrose are subject to a bank lien securing the operating credit facility.

ITEM 3. LEGAL PROCEEDINGS

   The Company is party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were voted upon during the fourth quarter of 1993.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders.

   The name of each executive officer of the Company, his age as of February 24, 1994, and position(s) and office(s) and all other positions and offices held by each executive officer are as follows:

                                                                   ASSUMED
                                                                   PRESENT
                                                                   EXECUTIVE
NAME                  AGE  POSITIONS                               POSITION
- ----                  ---  ---------                             --------------
Thomas B. Boklund      54   Chairman of the Board of Directors
                              and Chief Executive Officer        July 1985
Robert J. Sikora       51   President and Chief Operating
                              Officer                            February 1992
L. Ray Adams           43   Vice President of Finance and
                              Secretary                          March 1991
Christopher D. Cassard 40   Treasurer                            January 1994
Joe E. Corvin          49   Vice President and General Manager
                              of Portland Steel Mill             February 1992
Edward J. Hepp         48   Vice President of Marketing          September 1991
Richard J. Kasten      49   Vice President of Quality
                              and Metallurgy                     February 1992
Jack C. Longbine       47   Vice President of Employee Resources February 1992
Robert R. Mausshardt   61   Vice President of Marketing, Tubular
                              Products                           March 1984
James R. McCaughey     64   Vice President and General Manager
                              of Napa Facility                   April 1989
Steven M. Rowan        48   Vice President of Materials
                              and Transportation                 February 1992

   Each of the executive officers named above has been employed by the Company in an executive or managerial role for at least five years, except Edward J. Hepp and Christopher D. Cassard. Mr. Hepp joined the Company in September of 1991. From 1972 until 1991 he was with Lukens Steel Company where his last position was Manager of Product Sales. Mr. Cassard joined the Company in August of 1992 as Assistant Treasurer. From 1990 to 1992 he was a consultant on various finance projects for privately-held companies and from 1989 to 1990 was Chief Financial Officer for Columbia Vista Corporation.

                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS

   The Company's common stock is traded on the New York Stock Exchange. At December 31, 1993, the number of common stockholders of record was 951.

   Information on quarterly dividends and common stock prices is shown on page 19 and incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
                                                                                 YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------------------
                                                              1993           1992          1991          1990          1989
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA AMOUNTS)
INCOME STATEMENT DATA:
Sales .................................................   $  679,823       $397,722      $489,357      $331,234      $230,192
Cost of sales .........................................      608,236        316,455       386,517       252,036       173,324
Selling, general and administrative expenses ..........       41,447         29,785        28,910        21,610        14,331
Contributions to employee stock ownership plans .......          753          3,501         5,002         4,001         3,001
Profit participation ..................................        4,527         10,510        14,284        11,362         7,624
                                                          ----------       --------      --------      --------      --------
  Operating income ....................................       24,860         37,471        54,644        42,225        31,912
Other income (expense), net ...........................       (3,421)           955         1,591          (100)        1,461
Settlement of litigation ..............................        2,750         (5,040)           --            --            --
Minority interest .....................................       (1,996)         1,097            --            --            --
Income tax expense ....................................       (7,388)       (14,506)      (20,770)      (15,990)      (11,879)
                                                          ----------       --------      --------      --------      --------
  Net income ..........................................   $   14,805       $ 19,977      $ 35,465      $ 26,135      $ 21,494
                                                          ==========       ========      ========      ========      ========
COMMON STOCK INFORMATION:
Per common share:
  Primary and fully diluted net
    income per common and
    common equivalent share ...........................         $.75          $1.04         $1.89         $1.64         $1.37
  Cash dividends declared .............................         $.56           $.56          $.50          $.42          $.40
Weighted average common shares and
  common equivalents outstanding ......................       19,822         19,183        18,735        15,959        15,690
BALANCE SHEET DATA:
Working capital .......................................   $  139,461       $ 99,444      $122,780      $ 38,946      $ 45,724
Total assets ..........................................      549,670        354,252       323,529       246,749       167,854
Current liabilities ...................................      116,322         55,522        43,298        86,008        27,823
Long-term debt ........................................       76,487             --         3,417         5,204         6,920
Total stockholders' equity ............................      275,242        257,515       245,006       137,078       114,632
OTHER DATA:
Total tonnage sold:
  Oregon Steel Division (1):
    Plate products ....................................      436,200        379,700       344,100       336,600       300,100
    Pipe products .....................................      323,700        285,600       418,600       212,900        93,000
    Semi-finished products ............................       18,400             --            --            --            --
                                                          ----------        -------       -------       -------       -------
                                                             778,300        665,300       762,700       549,500       393,100
  CF&I Steel Division .................................      624,700             --            --            --            --
                                                          ----------        -------       -------       -------       -------
                                                           1,403,000        665,300       762,700       549,500       393,100
                                                          ==========        =======       =======       =======       =======
Operating margin ......................................          3.7%           9.4%         11.2%         12.7%         13.9%
Operating income per ton sold .........................       $17.72         $56.32        $71.65        $76.84        $81.18

- ----------

(1) The Oregon Steel Division consists primarily of the operations of Oregon Steel Mills, Inc.,
    Napa Pipe Corporation, Oregon Steel Mills -- Fontana Division, Inc., and Camrose Pipe Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated the percentages of sales represented by selected income statement items and information regarding selected balance sheet data:
                                                    YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                     1993     1992     1991
                                                     ----     ----     ----
INCOME STATEMENT DATA:
  Sales ........................................    100.0%   100.0%   100.0%
  Cost of sales ................................     89.4     79.6     79.0
  Selling, general and administrative expenses .      6.1      7.5      5.9
  Contribution to employee stock ownership plan        .1       .9      1.0
  Profit participation .........................       .7      2.6      2.9
                                                     ----     -----    -----
    Operating income ...........................      3.7      9.4     11.2
  Interest and dividend income .................       .1       .2       .4
  Interest expense .............................      (.6)      --       --
  Other income (expense), net ..................       --       --      (.1)
  Settlement of litigation .....................       .4     (1.3)      --
  Minority interest ............................      (.3)      .3       --
                                                     ----      ----    ----
    Pretax income ..............................      3.3      8.6     11.5
  Income tax expense ...........................     (1.1)    (3.6)    (4.3)
                                                     ----     ----     ----
    Net income .................................      2.2%     5.0%     7.2%
                                                     ====     ====     ====
BALANCE SHEET DATA (AT DECEMBER 31):
  Current ratio ................................    2.2:1    2.8:1    3.8:1
  Long-term debt as a percent of capitalization      21.7%      --      1.4%
  Net book value per share .....................   $14.23   $13.41   $12.90

   The following table sets forth by division for the periods indicated tonnage sold, revenues and average selling price per ton:

TOTAL TONNAGE SOLD:
  Oregon Steel Division
    Plate products .............................  436,200  379,700   344,100
    Pipe products ..............................  323,700  285,600   418,600
    Semi-finished products .....................   18,400       --        --
                                                ---------  -------   -------
                                                  778,300  665,300   762,700
  CF&I Steel Division ..........................  624,700      --         --
                                                ---------  -------   -------
                                                1,403,000  665,300   762,700
                                                =========  =======   =======
REVENUES (IN THOUSANDS):
  Oregon Steel Division ........................ $415,165 $397,722  $489,357
  CF&I Steel Division ..........................  264,658       --        --
                                                 -------- --------  --------
    Total ...................................... $679,823 $397,722  $489,357
                                                 ======== ========  ========
AVERAGE SELLING PRICE PER TON:
  Oregon Steel Division                              $533     $598      $642
  CF&I Steel Division                                $424       --        --
    Average                                          $485     $598      $642

   The Company's long-range strategic plan has been to provide stability for its operating facilities through expanding its product mix and markets to minimize the impact of product cycles in the domestic large diameter pipe product produced at the Napa Facility. The domestic market for large diameter pipe declined significantly during 1993 from that experienced in prior years. The Napa Facility shipped 168,300 tons in 1993 compared to 255,100 tons in 1992 and 418,600 tons in 1991; domestic shipments will decline further in 1994. The Company believes that the decline in the domestic large diameter pipe market will continue beyond 1994, quite possibly to the end of the decade.

   In an effort to decrease the Company's reliance on the domestic large diameter steel pipe market and provide additional end uses for its steel plate, the Company purchased an interest in the Camrose Facility. During the last six months of 1992 and for all of 1993, the Camrose Facility shipped 30,000 tons and 155,400 tons respectively of steel pipe. The Company believes there will continue to be opportunities in Canada for steel pipe as the large reserves of natural gas in western Canada continue to be developed during the next several years. To expand the Company's steel product lines and enter new geographic areas, the Company purchased its 95.2 percent interest in CF&I. During 1993, CF&I shipped 624,700 tons and generated $264.7 million in revenue.

   In November of 1993 the Company's Napa Facility was awarded a contract from the Petroleum Authority of Thailand to produce and ship 133,000 tons of large diameter pipe during 1994. The Company has also been awarded a contract from British Gas to provide large diameter pipe for a severe sour gas service pipeline offshore in Tunisia. The Company believes the international market for large diameter oil and gas transmission pipe could provide signficant opportunities over the next few years.

   The Company's capital expenditures at the Portland Steel Mill over the last five years have been committed to increasing the Company's ability to produce high quality, specialty steel plate. In 1993 the Company installed a vacuum degassing unit at the Portland Steel Mill which will enable it to produce the highest quality steel plate and line pipe steels. The installation of this technology will also enable the Company to be a viable supplier to the international large diameter pipe market. In addition, the Company expanded the capacity of the heat treating facility at the Portland Steel Mill from 60,000 to 90,000 tons and completed installation of a new leveler in February of 1994. The Company believes these capital expenditures will further enhance its ability to produce high quality, specialty steel plate and focus on increasing its share of this market.

   The capital expenditure program at CF&I began in November of 1993 with the ground breaking for the rod/bar mill modernization. This modernization is expected to be completed during the third quarter of 1994. During 1994 the steel making facilities at CF&I will be upgraded with the installation of a ladle metallurgy station, a vacuum degassing unit, elimination of ingot casting for the rail mill, and conversion of existing casters to provide continuous cast steel for all products. These upgrades are expected to be completed and operational at the end of 1994. The Company believes it will realize significant yield improvements and cost reduction when this phase of the capital expenditure plan is completed. Future expenditures at CF&I will include modifications to the rail mill and installation of in-line head hardening for rails.

   The Company expects raw material costs such as scrap and alloys to remain high during 1994. The Company implemented price increases on most of its products in the fourth quarter of 1993 and the first quarter of 1994 to partially offset increased raw material costs. The Company does not expect that the pricing environment for steel plate, large diameter pipe and steel rail products will improve significantly from current levels during 1994. Pricing in the Company's other steel products will be affected by the competitive environment in the respective product markets.

COMPARISON OF 1993 TO 1992

   Sales. Sales in 1993 of $679.8 million increased 70.9 percent from sales of $397.7 million in 1992. Tonnage shipments increased 110.9 percent to 1.4 million tons in 1993 from 665,300 tons in 1992. Selling prices in 1993 averaged $485 per ton versus $598 in 1992. Of the $282.1 million sales increase, $441 million was the result of volume increase offset by $158.9 million of lower average selling prices.

   The increase in sales and shipments was primarily due to the inclusion of the operations of CF&I and a full year contribution from 60 percent owned Camrose Facility which was formed on June 30, 1992. The decrease in selling price was primarily due to a decline in large diameter steel pipe shipments from the Napa Facility (168,300 tons in 1993 versus 255,100 tons in 1992) and a larger percentage of CF&I's product mix to total sales and shipments. On average CF&I's products have a lower selling price than steel plate and large diameter pipe products.

   Gross Profits. Gross profits as a percentage of sales for 1993 were 10.6 percent compared to 20.4 percent for 1992. The gross profit margin decline year to year is due to higher raw material costs, principally scrap, which could not be completely recovered through sales price increases. During 1993 the Company experienced an average increase of $26 per ton in scrap cost over the average 1992 cost per ton. This increase reversed the downward spiral in costs experienced for certain raw materials during the previous two years. In addition, the reduction of pipe production and pipe shipments in 1993 at the Company's Napa Facility negatively impacted the Company's ability to absorb fixed costs at both the Napa Facility and the Fontana Plate Mill, since a majority of the Fontana Plate Mill production is shipped to the Napa Facility for conversion into steel pipe. Decreased Napa Facility shipments also required the Company to increase its sales of lower margin commodity steel plate products in order to sustain the operating efficiency of the Portland Steel Mill. Production began on a number of large pipe orders during the fourth quarter of 1993; however, the revenues related to these orders will not be recognized until shipments begin in the first quarter of 1994.

   The Company implemented price increases of $20 a ton on its steel plate shipments, effective November 1, 1993, on all new orders and January 3, 1994 for all tons shipped. During fourth quarter 1993, price increases of $15 a ton were announced on bar, wire rod and certain wire products, and OCTG and line pipe products manufactured at CF&I.

   Selling, General and Administrative. Selling, general and administrative expenses for 1993 increased $11.7 million or 39.2 percent compared with 1992 but decreased as a percentage of sales from 7.5 percent in 1992 to 6.1 percent in 1993. The dollar amount increase is primarily a result of the Company's acquisitions of Camrose and CF&I ($11.5 million), increased expenses related to increased support required by the Company's growth and general inflation ($2.3 million), offset by decreased shipping costs due to reduced pipe shipments from the Company's Napa Facility ($2.1 million). The percentage decrease is due primarily to the increased sales volume in 1993.

   Contribution to ESOP and Profit Participation. The contribution to the ESOP was $753,000 in 1993 compared with $3.5 million in 1992. Profit Participation Plan expense was $4.5 million for 1993 compared with $10.5 million for 1992. These reductions are a result of the decreased profitability of the Company in 1993 versus 1992.

   Interest and Dividend Income. Interest and dividend income on investments was $.9 million in 1993 compared with $.7 million in 1992. This increase was primarily the result of an increase in average cash and cash equivalent balances available for investment and an increase in average interest rates during 1993 compared with 1992.

   Interest Expense. Total interest cost for 1993 was $5.7 million, an increase of $5.4 million compared to 1992. This increase was primarily related to interest cost incurred on debt issued by CF&I for its purchase of substantially all the assets of CF&I Steel Corporation. Of the $5.7 million of interest cost, $1.7 million was capitalized as part of construction in progress.

   Settlement of Litigation. The $2.8 million recovery from settlement of litigation was received from the Company's excess liability insurance carrier in the second quarter of 1993 and related to former employee lawsuits which were settled in the fourth quarter of 1992 (see Note 9 to the consolidated financial statements).

   Income Tax Expense. The Company's effective income tax rate for state and federal taxes was 33.3 percent for 1993 compared to 42.1 percent for 1992. The effective income tax rate for both periods varied from the combined state and federal statutory rates due to utilization of carryforward tax credits against state income taxes and deductible dividends paid on stock held by the ESOP and paid to ESOP participants. The higher effective income tax rate in 1992 resulted primarily because the litigation settlement expense of $5 million was treated as a nondeductible item for tax purposes. In 1993 the insurance recovery of $2.8 million related to the 1992 litigation settlement was treated as a nontaxable item (see Note 6 to the consolidated financial statements).

COMPARISON OF 1992 TO 1991

   Sales. Sales in 1992 of $397.7 million declined 18.7 percent from sales of $489.4 million in 1991. Tonnage shipments decreased 12.8 percent to 665,300 tons in 1992 from 762,700 tons in 1991. Selling prices in 1992 averaged $598 per ton versus $642 in 1991. Of the $91.7 million sales decrease, 32 percent was the result of lower selling prices and 68 percent was the result of volume decreases.

   The decrease in tonnage sold is the result of the decline in large diameter pipe shipments from the Company's Napa Facility (255,100 tons in 1992 versus 418,600 tons in 1991). The decline in pipe sales was also partially the result of the Company not being able to ship at December 31, 1992, 39,400 tons of large diameter steel pipe that had been produced under contract at the Napa Facility. Because the steel pipe had not been shipped, revenue of $36.5 million associated with the production was not recognized until fiscal 1993 when the steel pipe was shipped. In 1991 this facility produced a greater tonnage volume of large diameter pipe than at any time in its history. The decrease in average sales price was primarily the result of a decrease in the proportion of higher priced large diameter pipe products in the Company sales mix in 1992 compared to 1991.

   Gross Profits. Gross profits as a percentage of sales for 1992 were 20.4 percent compared to 21 percent for 1991. These margins were approximately the same year to year despite a decline in the average per ton sales price in 1992 ($598) versus 1991 ($642). This is a result of a decline in per ton production costs in 1992 at the Portland Steel Mill (principally because of lower scrap costs) and the Napa Facility from those costs experienced in 1991. In 1991 the Napa Facility experienced production problems associated with certain pipeline projects, which resulted in higher than normal reworked and downgraded steel pipe. These production problems were corrected during 1991. In addition, during 1991, the Company purchased substantial quantities of steel plate for forming into steel pipe from outside suppliers at a cost significantly above its internal cost of production. No significant quantities of plate were purchased from outside suppliers during 1992. The Company estimated the reworking and downgrading of the steel pipe and purchased plate decreased the Company's gross profit margin in 1991 by approximately $10 million from what it otherwise would have been. Margins for 1992 were also negatively impacted due to limited pipe shipments from the Camrose Facility, whose results of operations were included beginning on June 30, 1992.

   Selling, General and Administrative. Selling, general and administrative expenses for 1992 increased $.9 million or 3 percent compared with 1991 and increased as a percentage of sales from 5.9 percent in 1991 to 7.5 percent in 1992. The dollar amount increase is primarily a result of an increase in legal expense relating to litigation, the inclusion of expenses from the newly acquired Camrose Facility and general inflation. The percentage increase is due primarily to the decreased sales volume in 1992.

   Contribution to ESOP and Profit Participation. The contribution to the ESOP was $3.5 million in 1992, compared to $5 million in 1991. Profit Participation Plan expense was $10.5 million for 1992 compared with $14.3 million for 1991. These reductions are a result of the decreased profitability of the Company in 1992 versus 1991.

   Interest and Dividend Income. Interest and dividend income on investments was $.7 million in 1992 compared with $1.9 million in 1991. This decrease was primarily the result of a decline in average cash and cash equivalent balances available for investment and a decline in average interest rates during 1992 compared with 1991.

   Interest Expense. Total interest cost for 1992 was $.3 million, a decrease of $1.1 million compared to the comparable period in 1991. This decrease was due to a reduction in the amount of short-term borrowings and lower interest rates. All interest costs incurred in 1992 were capitalized as part of construction in progress.

   Settlement of Litigation. During the fourth quarter of 1992, the Company recorded a net charge of $5 million related to the settlement of former employee lawsuits (see Note 9 to the consolidated financial statements).

   Income Tax Expense. The Company's effective income tax rate for state and federal taxes was 42.1 percent for 1992 compared with 37 percent for 1991. The effective income tax rate for both periods varied from the combined state and federal statutory rates due to utilization of carryforward tax credits against state income taxes and deductible dividends paid on stock held by the ESOP and paid to ESOP participants. The increased effective income tax rate in 1992 resulted because the $5 million litigation settlement expense was treated as a nondeductible item (see Note 6 to the consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

   Positive cash flow from 1993 operations was $44.5 million compared to a positive cash flow of $48.4 million in the corresponding 1992 period. The major items affecting this $3.9 million decrease were positive cash flows from increased depreciation and amortization ($5.1 million), increased minority interest earnings ($2 million), less funds required for payment of income and other taxes ($7.3 million), and less payments made on trade accounts payable and accrued expenses ($34.7 million). These positive cash flows were offset by reduced net income ($5.2 million), reduced ESOP contributions ($2.8 million), increased trade accounts receivable ($34.2 million), and increased inventories ($12.4 million).

   Net working capital at December 31, 1993 increased $40 million from December 31, 1992 due to a $100.8 million increase in current assets offset by a $60.8 million increase in current liabilities. Trade accounts receivable increased from $23.9 million at the end of 1992 to $71.6 million at December 31, 1993. The increase is primarily a result of the inclusion of CF&I sales for the first time in 1993. The December 31, 1993 inventory increase and the increase in current liabilities are primarily due to the addition of inventories, accounts payable and current portion of long-term debt as a result of the CF&I acquisition.

   The Company maintains an unsecured revolving credit and term loan agreement (Credit Agreement) with two banks which enables the Company to borrow up to $75 million. The use of the proceeds from borrowings under this Credit Agreement is restricted to (1) investing in businesses and related equipment in the steel industry and certain other industries, and (2) working capital and general corporate purposes. On July 1, 1996, the outstanding balance will be converted, unless prepaid, to a term loan payable in sixteen equal quarterly installments through June 30, 2000. Annual commitment fees during the revolving loan period are 1/8 of 1 percent of the average daily unused portion of the available credit payable on a quarterly basis. Depending on the Company's election at the time of borrowing, interest will be payable based on either (1) the prime rate, (2) the certificate of deposit rate, (3) the federal funds rate or (4) the Eurodollar rate as specified in the Credit Agreement. At December 31, 1993, $16.7 million was outstanding under this credit facility and classified as noncurrent.

   The Company has a $15 million unsecured revolving line of credit facility with a bank which matures May 31, 1994. Depending on the Company's election at the time of borrowing, interest will be payable based on either the prime rate or the federal funds rate, fully floating in either case. At December 31, 1993, there were no amounts outstanding under this credit facility. However, $15 million was restricted under outstanding letters of credit. In addition, the Company has a $5 million unsecured revolving credit line with a bank which is restricted to use for letter of credit obligations and cash advances for up to 90 days.Interest rates applicable to such advances, if any, will be set at the time of borrowing. At December 31, 1993, $3.2 million was restricted under outstanding standby letters of credit, and there were no loan amounts outstanding.

   Camrose Pipe Company (a 60 percent owned subsidiary) maintains a $10 million revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by the assets of Camrose Pipe Company and expires on October 31, 1994. Depending on Camrose Pipe Company's election at the time of borrowing, interest will be payable based on (1) the bank's Canadian dollar prime rate, (2) the bank's United States dollar prime rate, or (3) the London Interbank Borrowing Rates ("LIBOR"). As of December 31, 1993, Camrose Pipe Company had $4.2 million outstanding under the facility.

   CF&I maintains a $15 million revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by the accounts receivables of CF&I and expires on May 24, 1994. Depending on CF&I's election at the time of borrowing, interest will be payable based on either the bank prime rate or LIBOR. As of December 31, 1993, CF&I had $10 million outstanding under this facility.

   CF&I issued a $67.5 million term note as part of the purchase price of the assets of CF&I Steel Corporation on March 3, 1993. This debt, which is unsecured, is payable over ten years, plus interest at 9.5 percent. The Company has agreed to guarantee the payment of the first 25 months' installment cash payments. At December 31, 1993, the Company's remaining commitment under this guarantee is $13.1 million. As of December 31, 1993, the outstanding balance on this debt is $64.5 million, of which $59.8 million is classified as noncurrent.

   The Company has started a $180 million capital spending program at its CF&I Steel Division. In 1993 approximately $20 million was expended as progress payments on the major components of the project including the installation of a new bar mill reheat furnace, new rod mill, a continuous caster and the upgrading of the steelmaking facilities with a new ladle furnace and vacuum degassing system. The Company expects to expend $110 million on the capital program at CF&I in 1994.

   The Company has also budgeted approximately $21 million for capital expenditures at its Oregon Steel Division manufacturing facilities. The Company expects to spend approximately $1 million at the Portland Steel Mill to complete its vacuum degassing and heat treating facility projects. The remaining Portland Steel Mill and Fontana Plate Mill $12 million capital budget will be used for several recurring upgrade projects to the present facilities and equipment. The Company's capital budget for the Napa Facility was increased to $8 million to prepare the pipe mill for anticipated increased production. Approximately $17 million of the total $21 million budget is planned to be expended in 1994. About $20 million was expended on capital projects such as vacuum degassing, heat treat leveler, and baghouse dust recycling plant at the Company's Oregon Steel Division in 1993.

   The Company's total capitalization at December 31, 1993 of $351.7 million consisted of $76.5 million in long-term debt and $275.2 million in stockholders' equity, for a long-term debt-to-capitalization ratio of .22 to 1. Net book value per share of common stock at December 31, 1993 was $14.23 per share versus $13.41 per share at December 31, 1992. The Company believes that anticipated needs for working capital and capital expenditures through 1994 will be met from existing cash balances, funds generated by operations, borrowings pursuant to the Company's revolving credit facility and short-term borrowing.

   Impact of Inflation. Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased cost to its customers. Property, plant facilities and equipment purchased by the Company in prior years have been subject to inflation; consequently, current charges to depreciation are smaller than would be required if such assets were valued at replacement cost.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                     QUARTERLY FINANCIAL DATA -- Unaudited
                                            1993                            1992
                              -------------------------------  -------------------------------
                                4TH     3RD     2ND     1ST      4TH     3RD     2ND     1ST
                              ------- ------- ------- -------  ------- ------- ------- -------
                                           (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Sales (1) ..................   $152.5  $174.2  $204.1  $149.0    $55.4   $90.7  $125.1  $126.6
Operating income (loss) ....    (1.5)     1.9    12.1    12.3      (.5)    4.4    16.6    17.0
Net income (loss) ..........    (1.2)      __    9.2     6.8     (4.7)    3.4    10.5    10.8
Net income (loss) per share.   $(.06)      __    $.46    $.35    $(.25)   $.18    $.55    $.56
Dividends declared per
  common share .............    $.14     $.14    $.14    $.14     $.14    $.14    $.14    $.14
Common stock price range:
  High .....................  $25-1/4 $22-3/4 $25-5/8 $27-1/2  $25-5/8 $23-1/2 $28-3/4 $26-1/2
  Low ......................  $20-7/8 $17-1/2 $20-1/8 $21-3/4  $16-3/8 $18-3/4 $21-1/8 $18-5/8
Average shares outstanding .    19.8    19.7    19.7    19.4     19.2    19.2    19.2    19.1

- ----------

(1) Fourth quarter 1992 decline in sales reflects 39,400 tons of large diameter steel pipe produced under contract at the Napa Facility but not shipped at December 31, 1992, (see Management's
    Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of 1992
    to 1991.)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of
Oregon Steel Mills, Inc.

   We have audited the accompanying consolidated balance sheets of Oregon Steel Mills, Inc. and Subsidiaries as of December 31, 1993, 1992 and 1991 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oregon Steel Mills, Inc. and Subsidiaries as of December 31, 1993, 1992 and 1991, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

   As discussed in Note 6 and 7 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992 and postretirement benefits in 1991.


COOPERS & LYBRAND
Portland, Oregon
February 11, 1994

                           OREGON STEEL MILLS, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                    ASSETS
                                                                    DECEMBER 31,
                                                           ----------------------------
                                                             1993      1992      1991
                                                           --------  --------  --------
Current assets:
  Cash and cash equivalents ..........................     $  9,623  $  5,177  $ 14,674
  Trade accounts receivable, less allowance for
    doubtful accounts of $1,906, $926 and $770 .......       71,649    23,900    42,462
  Inventories ........................................      160,504   113,253   101,432
  Other current assets ...............................        9,203     9,003     3,763
  Deferred tax asset .................................        4,804     3,633     3,747
                                                           --------  --------  --------
    Total current assets .............................      255,783   154,966   166,078
Property, plant and equipment:
  Land and improvements ..............................       24,466    21,652    17,885
  Buildings ..........................................       35,821    32,180    21,801
  Machinery and equipment ............................      240,348   197,492   150,619
  Construction in progress ...........................       34,605    19,756    25,252
                                                           --------  --------  --------
                                                            335,240   271,080   215,557
  Accumulated depreciation ...........................     (104,300)  (84,287)  (70,916)
                                                           --------  --------  --------
                                                            230,940   186,793   144,641
Excess of cost over net assets acquired ..............       40,116        --        --
Other assets .........................................       22,831    12,493    12,810
                                                           --------  --------  --------
                                                           $549,670  $354,252  $323,529
                                                           ========  ========  ========
                                 LIABILITIES
Current liabilities:
  Current portion of long-term debt ..................     $  4,680  $     --  $  1,708
  Short-term debt ....................................       14,225    11,000        --
  Accounts payable ...................................       75,419    34,179    28,645
  Accrued expenses ...................................       19,091     9,306     9,895
  Other taxes payable ................................        2,907     1,037     3,050
                                                           --------  --------  --------
    Total current liabilities ........................      116,322    55,522    43,298
Long-term debt .......................................       76,487        --     3,417
Deferred employee benefits ...........................       15,327    13,495    14,999
Other deferred liabilities ...........................       36,803     2,605     5,147
Deferred income taxes ................................       16,514    14,245    11,662
                                                           --------  --------  --------
                                                            261,453    85,867    78,523
                                                           --------  --------  --------
Minority interest ....................................       12,975    10,870        --
                                                           --------  --------  --------
Commitments and contingencies (Note 9)
                             STOCKHOLDERS' EQUITY
Capital stock:
  Preferred stock, par value $.01 per share; 1,000 shares
    authorized; none issued
  Common stock, par value $.01 per share; 30,000 shares
    authorized; 19,348, 19,201, and 18,986 shares issued,
    and outstanding ..................................          193       192       190
Additional paid-in capital ...........................      149,340   134,101   129,136
Retained earnings ....................................      128,924   124,935   115,680
Minimum pension liability adjustment .................         (297)       --        --
                                                           --------  --------  --------
                                                            278,160   259,228   245,006
Cumulative foreign currency translation adjustment ...       (2,918)   (1,713)       --
                                                           --------  --------  --------
                                                            275,242   257,515   245,006
                                                           --------  --------  --------
                                                           $549,670  $354,252  $323,529
                                                           ========  ========  ========

 The accompanying notes are an integral part of the consolidated financial statements.

                                OREGON STEEL MILLS, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       -------------------------------
                                                          1993       1992       1991
                                                        --------   --------   --------
Sales ...........................................       $679,823   $397,722   $489,357
                                                        --------   --------   --------
Costs and expenses:
  Cost of sales .................................        608,236    316,455    386,517
  Selling, general and administrative expenses ..         41,447     29,785     28,910
  Contribution to employee stock ownership plan .            753      3,501      5,002
  Profit participation ..........................          4,527     10,510     14,284
                                                        --------   --------   --------
                                                         654,963    360,251    434,713
                                                        --------   --------   --------
    Operating income ............................         24,860     37,471     54,644

Other income (expense):
  Interest and dividend income ..................            921        741      1,872
  Interest expense ..............................         (3,988)        --         --
  Other income (expense), net ...................           (354)       214       (281)
  Settlement of litigation ......................          2,750     (5,040)        --
  Minority interest .............................         (1,996)     1,097         --
                                                        --------   --------   --------
    Income before income taxes ..................         22,193     34,483     56,235
Provision for income taxes ......................          7,388     14,506     20,770
                                                        --------   --------   --------
    Net income ..................................       $ 14,805   $ 19,977   $ 35,465
                                                        ========   ========   ========
Primary and fully diluted net income per
  common and common equivalent share: ...........           $.75      $1.04      $1.89
                                                        ========   ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                    OREGON STEEL MILLS, INC.
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                                         (IN THOUSANDS)
                                                                                         CUMULATIVE
                                                                                          FOREIGN
                                        COMMON STOCK   ADDITIONAL             PENSION     CURRENCY
                                        -------------   PAID-IN    RETAINED  LIABILITY   TRANSLATION
                                        SHARES AMOUNT   CAPITAL    EARNINGS  ADJUSTMENT  ADJUSTMENT    TOTAL
                                        ------ ------  ----------  --------  ----------  -----------  --------
Balances, December 31, 1990 ..........  15,978   $160    $ 47,570  $ 89,348          --           --  $137,078
Net income ...........................                               35,465                             35,465
Issuance of common stock to
  employee stock ownership plan ......     133      1       4,000                                        4,001
Issuance of common stock in public
  offering ...........................   2,875     29      77,566                                       77,595
Dividends paid ($.50 per share) ......                               (9,133)                            (9,133)
                                        ------ ------  ----------  --------  ----------  -----------  --------
Balances, December 31, 1991 ..........  18,986    190     129,136   115,680          --           --   245,006
Net income ...........................                               19,977                             19,977
Issuance of common stock to
  employee stock ownership plan ......     215      2       4,998                                        5,000
Adjust prior year common stock
  issuance ...........................                        (33)                                         (33)
Foreign currency translation
  adjustment .........................                                                       $(1,713)   (1,713)
Dividends paid ($.56 per share) ......                              (10,722)                           (10,722)
                                        ------ ------  ----------  --------  ----------  -----------  --------
Balances, December 31, 1992 ..........  19,201    192     134,101   124,935          --       (1,713)  257,515
Net income ...........................                               14,805                             14,805
Issuance of common stock to
  employee stock ownership plan ......     147      1       3,499                                        3,500
Common stock to be issued March
  2003 (598,400 shares) ..............                               11,184                             11,184
Warrants to purchase 100,000
  shares of common stock for five
  years, expiring March 3, 1998 ......     556                                                             556
Minimum pension liability
  adjustment .........................                                            $(297)                  (297)
Foreign currenty translation
  adjustment .........................                                                        (1,205)   (1,205)
Dividends paid ($.56 per share) ......                              (10,816)                           (10,816)
                                        ------ ------  ----------  --------  ----------  -----------  --------
Balances, December 31, 1993 ..........  19,348   $193    $149,340  $128,924       $(297)     $(2,918) $275,242
                                        ====== ======  ==========  ========  ==========  ===========  ========

            The accompanying notes are an integral part of the consolidated financial statements.


                                                    OREGON STEEL MILLS, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)
                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                   1993       1992       1991
                                                                 --------   --------   --------
Cash flows from operating activities:
  Net income .................................................   $ 14,805   $ 19,977   $ 35,465
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization ..........................     21,375     16,253     12,441
      Deferred income taxes ..................................      2,269      3,050       (643)
      Accrual for contribution of common stock to
        employee stock ownership plan ........................        750      3,500      5,000
      Loss on disposal of property, plant and equipment ......        591        958      1,336
      Minority interest share of income (loss) ...............        905     (1,068)         _
      Other, net .............................................      1,198       (941)      (333)
      Changes in current assets and liabilities net of
        effect of acquisitions:
          Trade accounts receivable ..........................     (7,980)    26,226     (1,509)
          Refundable income taxes ............................      2,413     (3,349)        --
          Inventories ........................................    (19,124)    (6,762)   (24,705)
          Other current assets ...............................     (2,136)    (1,618)    (2,040)
          Deferred tax asset .................................     (1,171)       114       (658)
          Accounts payable ...................................     21,559     (1,330)      (312)
          Accrued expenses ...................................      7,221     (4,612)      (157)
          Income taxes payable ...............................         --         --     (3,113)
          Other taxes payable ................................      1,870     (2,013)     1,826
                                                                 --------   --------   --------
  NET CASH PROVIDED BY
    OPERATING ACTIVITIES .....................................     44,545     48,385     22,598
                                                                 --------   --------   --------
Cash flows from investing activities:
  Additions to property, plant and equipment .................    (40,905)   (34,281)   (38,481)
  Proceeds from disposal of property, plant and equipment ....      2,236         --         --
  Investment in Camrose Pipe Company .........................         --    (17,972)        --
  Investment in CF&I Steel, L.P. .............................     (8,039)        --         --
  Other, net .................................................        565       (707)     2,070
                                                                 --------   --------   --------
  NET CASH USED BY INVESTING ACTIVITIES ......................    (46,143)   (52,960)   (36,411)
                                                                 --------   --------   --------
Cash flows from financing activities:
  Net borrowings (payments) under revolving loan agreements ..     20,042     11,000    (41,000)
  Other reductions of debt ...................................     (3,033)    (5,125)    (1,794)
  Dividends paid .............................................    (10,816)   (10,722)    (9,133)
  Net proceeds from sale of common stock .....................         --         --     77,595
  Other, net .................................................        (42)       (45)       357
                                                                 --------   --------   --------
  NET CASH PROVIDED (USED) BY
    FINANCING ACTIVITIES .....................................      6,151     (4,892)    26,025
                                                                 --------   --------   --------
Effects of foreign currency exchange rate changes on cash ....       (107)       (30)        --
                                                                 --------   --------   --------
Net increase (decrease) in cash and cash equivalents .........      4,446     (9,497)    12,212
Cash and cash equivalents at beginning of year ...............      5,177     14,674      2,462
                                                                 --------   --------   --------
Cash and cash equivalents at end of year .....................   $  9,623   $  5,177   $ 14,674
                                                                 ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest .................................................   $  5,443   $    547   $  1,228
    Income taxes .............................................      4,017     15,442     23,681

NON-CASH INVESTING ACTIVITIES:

   In 1991 the Company capitalized $5,231 as property, plant and equipment by increasing the accrual for environmental costs at its Napa Facility. Additionally, land of $869, previously classified as an other asset, was transferred to land and improvements during 1991 as it was no longer held for sale.

   During 1992 the Company's purchase of Camrose Pipe Company net assets was accomplished by remitting $17,972 to the seller representing the Company's net 60 percent acquisition cost.
As a result, no funds were paid to, or received from, the seller for its 40 percent interest in the facility (see Note 11).

   During 1993 the Company's purchase of substantially all of CF&I Steel Corporation's net assets was accomplished by remitting $8,039, along with other non-cash items (see Note 11).

    The accompanying notes are an integral part of the consolidated financial statements.

                         OREGON STEEL MILLS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of all wholly owned and majority owned subsidiaries. Affiliates which are 20 percent to 50 percent owned are accounted for using the equity method. All material intercompany transactions and account balances have been eliminated upon consolidation. Operations of purchased businesses are included in the consolidated financial statements from the date of acquisition (see Note 11).

CASH AND CASH EQUIVALENTS

   The Company invests excess cash balances in short-term securities, including corporate and municipal obligations, bank repurchase agreements, commercial paper, remarketed preferred stock, and similar instruments which are readily converted to known amounts of cash and are so near to maturity that they present insignificant risk in changes in value because of changes in interest rates. The carrying amounts approximate fair value because of the short maturity of these instruments.

INVENTORIES

   Inventories are stated at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are recorded at historical costs, including all costs directly related to the acquisition or construction of, and the preparation for, the assets' intended use, such as interest capitalized on funds borrowed to finance the major capital additions. Such capitalized interest amounted to $1.7 million, $318,000 and $1.4 million in 1993, 1992 and 1991, respectively. Depreciation is determined utilizing principally the straightline method over the estimated useful lives of the individual items. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Upon disposal, related costs and accumulated depreciation are removed from the accounts and resulting gains or losses are reflected in income.

EXCESS OF COST OVER NET ASSETS ACQUIRED

   Excess of cost over net assets acquired, principally from the acquisition of CF&I Steel, L.P. ("CF&I"), is being amortized over 40 years using the straight-line method.

REVENUE RECOGNITION

   Revenue is recognized when the earning process is complete and an exchange has taken place. The earning process is not considered complete until collection of the sales price is reasonably assured.

TAXES ON INCOME

   Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Tax credits are accounted for using the flow through method which recognizes such credits in the year in which the credit arises by a reduction to income tax expense.

   As of January 1, 1992, the Company adopted the Statement of Financial Accounting Standards No. 109, (FAS No. 109) "Accounting for Income Taxes." This Statement supersedes existing accounting standards for income taxes which the Company adopted in 1988 (see Note 6).

FOREIGN CURRENCY TRANSLATION

   Assets and liabilities of subsidiaries are translated at the rate of exchange in effect as of the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the cumulative foreign currency translation adjustment section of the consolidated balance sheet.

NET INCOME PER SHARE

   The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during each period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable.

   The weighted average number of common shares and equivalents outstanding was
19.8 million, 19.2 million and 18.7 million, respectively, in 1993, 1992 and 1991. There were no dilutive common share equivalents outstanding in any years presented.

CONCENTRATIONS OF CREDIT RISK

   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade receivables. The Company places its cash and cash equivalents and investments with high-credit-quality financial institutions and limits the amount of credit exposure by any one financial institution. At times temporary cash investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company's trade receivables are derived from sales to customers. Management believes that any risk of loss is significantly reduced by its ongoing credit evaluations of its customers' financial condition and its requirement of collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

ENVIRONMENTAL EXPENDITURES

   All material environmental remediation liabilities which are probable and estimable are recorded in the financial statements based on current technologies and current environmental standards with adjustments made later if additional sources of contaminants are discovered that may require different remediation methods and a longer remediation period, and ultimately increase the total cost. The best estimate of the probable loss within a range is recorded. If there is no best estimate, the low end of the range is recorded, and the range is disclosed. In general, environmental remediation costs are charged to operating expenses with certain limited exceptions which meet generally accepted accounting principles' criteria for capitalization.

RECLASSIFICATIONS

   Certain amounts in the 1992 financial statements have been reclassified. The reclassifications do not affect previously reported net income.

2. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

   The Company operates in one business segment in two geographical locations, the United States and Canada.

Geographical area information is as follows:

                                                           1993         1992
                                                         --------     --------
                                                             (IN THOUSANDS)
SALES TO UNAFFILIATED CUSTOMERS
   United States.........................................$587,247     $379,714
   Canada................................................  92,576       18,008
                                                         --------     --------
                                                         $679,823     $397,722
                                                         ========     ========
OPERATING INCOME (LOSS) BY GEOGRAPHIC LOCATION
   United States.........................................$ 19,645     $ 39,917
   Canada................................................   5,215       (2,446)
                                                         --------     --------
                                                         $ 24,860     $ 37,471
                                                         ========     ========
INCOME (LOSS) BEFORE INCOME TAXES
     BY GEOGRAPHIC LOCATION
   United States.........................................$ 19,192     $ 36,068
   Canada................................................   3,001       (1,585)
                                                         --------     --------
                                                         $ 22,193     $ 34,483
                                                         ========     ========
IDENTIFIABLE ASSETS BY GEOGRAPHIC AREAS
   United States.........................................$508,084     $314,273
   Canada..................................................41,586       39,979
                                                         --------     --------
                                                         $549,670     $354,252
                                                         ========     ========

   The major industries to which the Company sells steel products are fabricators, manufacturers, steel service centers and natural gas pipeline companies. In 1993 the Company derived 11.8 percent of its sales from one customer. In 1992 and 1991, the Company derived 44.9 percent and 45 percent, respectively, of its sales from one customer. These sales were to the same customer for 1993 and 1992, but to a different customer for 1991.

   Operating income is total revenues less operating expenses. In determining operating income, none of the following items have been included: Investment income, interest expense, other nonoperating income (expense), settlement of litigation, provision for income taxes and equity in income or loss from minority interest.

3. INVENTORIES

     Inventories at December 31 consist of:
                                                  1993       1992       1991
                                                --------   --------   --------
                                                       (IN THOUSANDS)
Raw materials...................................$ 26,242   $  8,326   $  5,868
Semi-finished product...........................  51,759     29,280     41,986
Finished product................................  62,104     61,557     39,448
Stores and operating supplies...................  20,399     14,090     14,130
                                                --------   --------   --------
                                                $160,504   $113,253   $101,432
                                                ========   ========   ========

4. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

     Long-term debt at December 31 is summarized as follows:

                                                  1993       1992       1991
                                                --------   --------   --------
                                                        (IN THOUSANDS)
Revolving credit and term loan..................$ 16,700   $     --   $     --
CF&I term loan..................................  64,467         --         --
Other term loans                                      --         --      5,125
                                                --------   --------   --------
                                                  81,167         --      5,125
Less current maturities                            4,680         --      1,708
                                                --------   --------   --------
                                                 $76,487   $     --   $  3,417
                                                ========   ========   ========

   In June 1993 the Company entered into an unsecured revolving credit and term loan agreement (Credit Agreement) with two banks which enables the Company to borrow up to $75 million. The use of the proceeds from borrowings under this Credit Agreement is restricted to (1) investing in businesses and related equipment in the steel industry and certain other industries, and (2) working capital and general corporate purposes. On July 1, 1996, the outstanding balance will be converted, unless prepaid, to a term loan payable in sixteen equal quarterly installments through June 30, 2000. Annual commitment fees during the revolving loan period are 1/8 of 1 percent of the average daily unused portion of the available credit payable on a quarterly basis. Depending on the Company's election at the time of borrowing, interest will be payable based on either (1) the prime rate, (2) the certificate of deposit rate, (3) the federal funds rate, or (4) the Eurodollar rate as specified in the Credit Agreement. At December 31, 1993, $16.7 million was outstanding under the Credit Agreement and classified as noncurrent.

   Term debt of $67.5 million was incurred by CF&I as part of the purchase price of the assets of CF&I Steel Corporation on March 3, 1993. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent. The Company has agreed to guarantee the payment of the first 25 months installment cash payments. At December 31, 1993, the Company's remaining commitment under this agreement is $13.1 million. As of December 31, 1993, the outstanding balance on this debt is $64.5 million, of which $59.8 million is classified as noncurrent.

   As of December 31 1993, principal payments on long-term debt are payable in annual installments of:
1994.................................................................  $ 4,680
1995.................................................................    5,016
1996.................................................................    6,193
1997.................................................................   10,126
1998.................................................................   10,704
Balance due in installments through 2003.............................   44,448
                                                                       -------
                                                                       $81,167
                                                                       =======
SHORT-TERM DEBT

   The Company has a $15 million unsecured revolving line of credit facility with a bank which matures May 31, 1994. Depending on the Company's election at the time of borrowing, interest will be payable based on either the prime rate or the federal funds rate, fully floating in either case. At December 31, 1993, there were no amounts outstanding under this credit facility. However, $15 million was restricted under outstanding letters of credit. In addition, the Company has a $5 million unsecured revolving credit line with a bank which is restricted to use for letter of credit obligations and cash advances for up to 90 days. Interest rates applicable to such advances, if any, will be set at the time of borrowing. At December 31, 1993, $3.2 million was restricted under outstanding standby letters of credit, and there were no loan amounts outstanding.

   Camrose Pipe Company (a 60 percent owned subsidiary) maintains a $10 million revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by the assets of Camrose Pipe Company and expires on October 31, 1994. Depending on Camrose Pipe Company's election at the time of borrowing, interest will be payable based on (1) the bank's Canadian dollar prime rate, (2) the bank's United States dollar prime rate, or (3) the London Interbank Borrowing Rates ("LIBOR"). As of December 31, 1993, Camrose Pipe Company had $4.2 million outstanding under the facility.

   CF&I maintains a $15 million revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by the accounts receivables of CF&I and expires on May 24, 1994. Depending on CF&I's election at the time of borrowing, interest will be payable based on either the bank prime rate or LIBOR. As of December 31, 1993, CF&I had $10 million outstanding under this facility.

   The Company's revolving credit and term loan agreements contain various restrictive covenants which include, among other things, a minimum current assets to current liabilities ratio, a minimum interest coverage ratio, a minimum ratio of cash flow to scheduled maturities of long-term debt, a minimum tangible net worth, a maximum ratio of long-term debt to total capitalization, and restrictions on liens, investments and additional indebtedness.

   The Company's short-term debt and revolving long-term credit facility are considered to be carried at fair value due to interest being paid at current market rates. Long-term debt is considered to be carried at fair value because its rate of interest is based on the Company's incremental borrowing rates for the same or similar types of borrowing arrangements.

5. ACCRUED EXPENSES

     Accrued expenses at December 31 are as follows:

                                                  1993       1992       1991
                                                --------   --------   --------
                                                       (IN THOUSANDS)
Accrued profit participation....................$     --   $  1,749   $  2,949
Other...........................................  19,091      7,557      6,946
                                                --------   --------   --------
                                                $ 19,091   $  9,306   $  9,895
                                                ========   ========   ========

6. INCOME TAXES

   The Company has adopted Statement of Financial Accounting Standards No. 109 (FAS No. 109), "Accounting for Income Taxes," as of January 1, 1992. The accounting change had no effect on 1992 or previously reported net income.

   The provision for income taxes consists of the following:

                                                  1993       1992       1991
                                                --------   --------   --------
                                                       (IN THOUSANDS)
Current:
   Federal......................................$  5,287   $  9,162   $ 16,293
   State........................................     984      2,082      2,512
   Foreign......................................      19         --         --
                                                --------   --------   --------
                                                   6,290     11,244     18,805
                                                --------   --------   --------
Deferred:
   Federal......................................     124      3,932      1,372
   State........................................     163       (670)       593
   Foreign......................................     811        --         --
                                                --------   --------   --------
                                                   1,098      3,262      1,965
                                                --------   --------   --------
Provision for income taxes......................$  7,388   $ 14,506   $ 20,770
                                                ========   ========   ========

The components of the deferred income tax provision are as follows:

                                                  1993       1992       1991
                                                --------   --------   --------
                                                       (IN THOUSANDS)
Difference between tax and financial statement
  accounting for:
   Depreciation and amortization................$  4,707   $  2,673   $  2,969
   Inventories..................................    (239)       447       (934)
   Unfunded pension liability...................    (100)       126         90
   Accrued vacation liability...................  (1,091)        --         --
   Alternative minimum tax......................  (1,665)        --         --
   Other........................................    (514)        16       (160)
                                                --------   --------   --------
                                                $  1,098   $  3,262   $  1,965
                                                ========   ========   ========

   The components of the net deferred tax liability as of December 31 are as follows:
                                                           1993         1992
                                                         --------     --------
                                                             (IN THOUSANDS)
Current deferred tax asset:
  Assets
    Inventories..........................................$  2,268     $  2,029
    Accrued vacation liability...........................   1,920          829
    Accounts receivable..................................     597          384
    State tax credits....................................     196          196
    Other................................................     920          366
                                                         --------     --------
                                                            5,901        3,804
  Liabilities
    Other................................................   1,097          171
                                                         --------     --------
Net current deferred tax asset...........................$  4,804     $  3,633
                                                         ========     ========
Noncurrent deferred income taxes:
  Assets
    Postretirement benefits other than pensions......... $  2,009     $  1,124
    State tax credits...................................      207          403
    Alternative minimum tax.............................    1,665           --
    Excess of cost over net assets acquired.............   13,282           --
    Water rights........................................    4,247           --
    Other...............................................    1,076          488
                                                         --------     --------
                                                           22,486        2,015
  Liabilities
    Property, plant and equipment.......................   19,015       14,308
    Unfunded pension liability..........................      615          715
    Environmental liability.............................   13,282           --
    Other...............................................    6,088        1,237
                                                         --------     --------
                                                           39,000       16,260
                                                         --------     --------
Net deferred income taxes............................... $ 16,514     $ 14,245
                                                         ========     ========

A reconciliation of the statutory tax rate to the effective tax rate on income before income taxes is as follows:
                                                  1993       1992       1991
                                                --------   --------   --------
                                                        (IN THOUSANDS)
U.S. statutory income tax rate .................    35.0%      34.0%      34.0%
Tax credits.....................................    (1.4)      (1.8)       (.5)
Deduction for dividends to ESOP participants....    (2.6)      (2.1)      (1.3)
State income taxes..............................     6.6        5.2        4.5
Settlement of litigation........................    (4.3)       6.1         --
Rate changes on beginning deferred taxes........     1.8         --         --
Other...........................................    (1.8)        .7         .3
                                                --------   --------   --------
                                                    33.3%      42.1%      37.0%
                                                ========   ========   ========

  At December 31, 1993, the Company has available state tax credits of $403,000 for income tax purposes which expire in 1994 through 2002.

7. EMPLOYEE BENEFIT PLANS

U.S. PENSION PLANS

   The Company has noncontributory defined benefit retirement plans covering all of its eligible domestic employees. The plans provide benefits based on participants' years of service and compensation. The Company funds at least the minimum annual contribution required by ERISA. Pension cost included the following components:
                                                  1993       1992       1991
                                                --------   --------   --------
                                                       (IN THOUSANDS)
Service cost -- benefits earned during the year $  3,857   $  1,703   $  1,185
Interest cost on projected benefit obligations..   1,714      1,528      1,370
Actual return on plan assets....................  (4,002)    (2,256)    (1,831)
Net amortization and deferral...................   2,423      1,002        668
                                                --------   --------   --------
                                                $  3,992   $  1,977   $  1,392
                                                ========   ========   ========

   The following table sets forth the funded status of the plans and amount recognized in the Company's consolidated balance sheet at December 31:

                                                  1993       1992       1991
                                                --------   --------   --------
                                                       (IN THOUSANDS)
Accumulated benefit obligations, including
  vested benefits of $23,589 in 1993, $17,781
  in 1992, and $15,562 in 1991..................$ 26,543   $ 19,918   $ 17,629
                                                ========   ========   ========
Projected benefit obligations for participants'
  service rendered to date......................$ 28,413   $ 21,987   $ 19,627
Plan assets at fair value.......................  27,380     20,464     17,031
                                                --------   --------   --------
Projected benefit obligation in excess
  of plan assets                                  (1,033)    (1,523)    (2,596)
Unrecognized net loss from past experience
  different from that assumed and effects
  of changes in assumptions ....................     428      2,165      2,842
Unrecognized prior service cost.................   1,156        413        471
Unrecognized net obligation at January 1, 1987
  being recognized over 15 years................   1,271        681        757
Adjustment required to recognize minimum
  liability.....................................    (297)        --     (2,072)
                                                --------   --------   --------
Pension asset (liability) recognized in
  consolidated balance sheet....................$  1,525   $  1,736   $   (598)
                                                ========   ========   ========

   The following table sets forth the significant actuarial assumptions as of December 31:
                                                  1993       1992       1991
                                                --------   --------   --------
Discount rate...................................     7.3%       8.0%       8.0%
Rate of increase in future compensation levels..     4.5%       4.5%       4.5%
Expected long-term rate of return on plan assets     8.0%       8.0%       8.0%

   Plan assets are invested in common stock and bond funds (62 percent), marketable fixed income securities (23 percent) and insurance company contracts (15 percent) at December 31, 1993. The plans do not invest in the stock of the Company.

CANADIAN PENSION PLANS

   The Company has noncontributory defined benefit retirement plans covering all of its eligible Camrose Pipe Company employees. The plans provide benefits based on participants' years of service and compensation. Pension costs for 1993 and 1992 were $295,000 and $146,000, respectively, for service cost benefits earned during the year.

   The Canadian pension plan assets acquired with the Company's 60 percent interest in Camrose Pipe Company are held by Stelco Inc. until such time as the transfer is approved by Canadian regulatory authorities. The present value of those pension assets and liabilities to be transferred as of December 31 was approximately:
                                                           1993         1992
                                                         --------     --------
                                                             (IN THOUSANDS)

Assets...................................................$  6,337     $  5,253
Liabilities..............................................   5,870        5,700
                                                         --------     --------
   Overfunded (underfunded) amount.......................   $ 467       $ (447)
                                                         ========     ========

   The following table sets forth the significant actuarial assumptions as of December 31:
                                                           1993         1992
                                                         --------     --------
Discount rate............................................     7.3%         8.0%
Rate of increase in future compensation levels...........     5.0%         5.0%
Expected long-term rate of return on plan assets.........     8.0%         8.0%

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

   The Company has an ESOP for eligible domestic employees which enables an employee to own stock in the Company. This plan is a noncontributory qualified stock bonus plan. Contributions to the plan are made at the discretion of the Board of Directors. Company contributions in 1993, 1992 and 1991 were $753,000, $3.5 million and $5 million, respectively. Shares are allocated to eligible employees' accounts based on annual compensation. At December 31, 1993, the ESOP held 2.8 million shares of Company common stock.

PROFIT PARTICIPATION PLANS

   The Company has profit participation plans under which it distributes quarterly 12 percent to 20 percent, depending on operating division, of its domestic pre-tax earnings to its eligible domestic employees. The plans define profits as pre-tax earnings from divisional operations after adjustments for certain non-operating items. Each eligible employee receives a share of the distribution based upon the level of the eligible employee's base compensation compared with the total base compensation of all eligible employees of the division.

THRIFT PLAN

   The Company has a qualified Thrift Plan (401-K) for all of its eligible domestic employees that is designed to receive and invest their deferred compensation as provided by current laws. The Company currently matches 25 percent of the first 4 percent of the participant's deferred compensation. Company contributions in 1993, 1992 and 1991 were $461,000, $424,000 and $388,000, respectively.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

   In December 1990 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106 (FAS No. 106), "Employers' Accounting for Postretirement Benefits Other than Pensions." This statement requires the accrual of benefits during the years the employee provides services to the Company. The Company adopted this statement during the quarter ended March 31, 1991 and elected to recognize the initial postretirement benefit obligation (i.e., the "transition obligation") of approximately $7.8 million over a period of twenty years.

   The Company provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of service. The benefit plans are unfunded.

   The following table sets forth the health care plans' status at December 31:

                                                  1993       1992       1991
                                                --------   --------   --------
                                                       (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees......................................$  8,240   $  7,155   $  7,279
  Fully eligible plan participants..............   1,294        786        269
  Other active plan participants................   5,050      1,728        481
                                                --------   --------   --------
                                                $ 14,584   $  9,669   $  8,029
                                                ========   ========   ========
Accumulated postretirement benefit obligation
  in excess of plan assets......................$(14,584)  $ (9,669)  $ (8,029)
Unrecognized net (gain) loss....................      34       (450)        25
Accrued postretirement benefit cost.............   7,557      2,716        566
                                                --------   --------   --------
Postretirement asset recognized in consolidated
  balance sheet.................................$  6,993   $  7,403   $  7,438
                                                ========   ========   ========
Net periodic postretirement benefit cost
  include the following components:
    Service cost attributed to service
      during the year...........................$    395   $    196   $     86
    Interest cost on accumulated postretirement
      benefit obligation........................   1,017        733        665
    Amortization of transition obligation.......     410        410        392
                                                --------   --------   --------
Net periodic postretirement benefit cost........$  1,822   $  1,339   $  1,143
                                                ========   ========   ========

   For measurement purposes, a long-term inflation rate of 6 percent is assumed for health care cost trend rates. However, a higher inflation rate (12 percent in 1994) has been assumed over the next five years, based on trends related to health care costs. The effect of a one percentage point increase in the assumed health care cost trend rate for 1994 would increase the accumulated postretirement benefit obligation by $610,000; the aggregate service and interest cost would increase $65,000. The discount rate used in determining the accumulated postretirement benefit obligation was 7.3 percent.

8. RELATED PARTY TRANSACTIONS

   The Company's 60 percent owned Camrose Pipe Company purchases steel coil and plate under a steel supply agreement from Stelco Inc. whose wholly owned subsidiary, Stelcam Holdings Inc., owns 40 percent of Camrose Pipe Company. Transactions under the agreement are at negotiated market prices. The following table summarizes the transactions among Camrose Pipe Company, Stelco Inc., and Stelcam Holdings Inc.:
                                                           1993         1992
                                                         --------     --------
                                                             (IN THOUSANDS)

Purchases from Stelco....................................$ 59,019     $ 17,000
Accounts payable to Stelco at December 31...............    6,755        7,100
Note payable to Stelcam at December 31
  (interest at Canadian prime rate plus 2 percent).......      --        2,200

9. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

  The Company's Napa Pipe Corporation subsidiary has a reserve of $3.1 million at December 31, 1993 for environmental remediation relating to the Napa facility. The Company's estimate of this environmental reserve was based on several remedial investigations and feasibility studies performed by an independent engineering consultant. The estimated costs were based on current technologies and presently enacted laws and regulations. The reserve includes costs for remedial action and monitoring, and operations and maintenance of the remedial action taken. Corrective action is scheduled to be completed in 1997.

   An environmental reserve of $36.7 million was accrued as part of the CF&I Pueblo, Colorado steel mill acquisition (see Note 11).

FORMER EMPLOYEE LAWSUITS

   In 1992 the Company settled for $6.2 million certain litigation in the United States District Court of Oregon ("District Court Cases") relating to claims filed by former employee participants in the Company's ESOP and Tax Credit Employee Stock Ownership Plan ("TCESOP") in connection with claims and/or rescission of certain transactions which occurred during the period August 1985 through March 1987. This litigation involved the purchase by the Company of 1.5 million shares of its common stock which had been held by the ESOP and TCESOP. The Company also settled its claim against the primary insurance company which provided the Company's officers and directors liability insurance for the above claim for $1.2 million. As a result of these settlements, the Company recorded a $5 million charge to income in the fourth quarter of 1992. The Company's pursuit of its claim against its excess liability insurance carrier for the balance of the settlement amount and legal costs paid in connection with the District Court Cases was settled for $2.8 million and collected in the second quarter of 1993.

CONTRACTS WITH KEY EMPLOYEES

   The Company has employment agreements with certain of its officers which provide for severance compensation to such employees in the event their employment with the Company is terminated subsequent to a change in control (as defined) of the Company under the circumstances set forth in the agreements. Each agreement has automatic annual extensions until the employee reaches the age of 65, unless either the Company or the employee gives notice that the agreement shall not be extended. In the event of a change in control while the agreements are in effect, the agreements are automatically extended for 36 months from the date the change in control occurs. The agreements will generally terminate upon termination of employment prior to a change in control of the Company.

  If, within 36 months following a change in control, the employee's employment with the Company is terminated by the Company without cause (as defined) or by the employee with good reason (as defined), then the Company will pay to the employee his full base salary through the date of termination at the rate in effect on the date the change in control occurred, plus three times his annual base salary at the above-specified rate, the four most recent quarterly cash distributions from the Company's profit participation plan and certain postretirement benefits as specified in the agreement. The employee is also entitled to be reimbursed for any reasonable legal fees and expenses he may incur in enforcing his rights under the agreement.

10. CAPITAL STOCK

   The Board of Directors has the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares to be included in such a series, the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions of such series, including but not limited to dividend rights, dividend rates, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions) and liquidation preferences, all without any vote or action by the stockholders.

   In connection with the acquisition of substantially all of the assets of CF&I Steel Corporation, the Company, through its ownership interest in CF&I Steel, L. P., agreed to issue 598,400 shares of its common stock in March 2003 to specified creditors of CF&I Steel Corporation. The stock was valued at $11.2 million using the Black-Scholes valuation method. The common stock has no voting rights or rights to receive dividends until it is issued. In connection with the acquisition, the Company also delivered warrants to CF&I Steel Corporation to purchase for five years, expiring March 3, 1998, 100,000 shares of the Company's common stock at $35 per share. The warrants were valued at $556,000 using the Black-Scholes method (see Note 11).

11. BUSINESS ACQUISITIONS

CF&I STEEL, L. P.

   On March 3, 1993, New CF&I, Inc. ("General Partner"), a wholly-owned subsidiary of the Company, acquired for $22.2 million a 95.2 percent interest in a newly formed limited partnership, CF&I Steel, L.P. ("CF&I"). The remaining 4.8 percent interest is owned by the Pension Benefit Guaranty Corporation ("Limited Partner").

   Concurrent with the formation of CF&I and the acquisition of the partnership interest by the General Partner, CF&I purchased from CF&I Steel Corporation substantially all of the assets of its steelmaking, fabricating, metals and railroad business ("Business"). The purchase price for the Business was $113.1 million paid by the General Partner's capital contribution of $22.2 million (consisting of $7.3 million cash, $3.1 million capitalized direct acquisition costs, 598,400 shares of Company common stock valued at $11.2 million to be issued ten years from March 3, 1993, and by the delivery of warrants to purchase 100,000 shares of Company common stock at $35 per share for five years valued at $556,000), by the Limited Partner's capital contribution of an asset valued at $1.2 million, by installment payments to be paid by CF&I totalling $67.5 million in principal plus interest at 9.5 percent over a period of 10 years, by the assumption of non contingent liabilities of CF&I Steel Corporation in the aggregate amount of $18.5 million, and by the assumption of a liability for postretirement health care benefits of $3.7 million. The Company has guaranteed the payment of the first 25 months of cash installment payments on the $67.5 million note (a total of approximately $13.1 million of principal and interest at December 31, 1993), and the performance of certain capital expenditures for improvements at the facilities being acquired in the aggregate amount of $40 million.

   As part of the acquisition, CF&I accrued a reserve of $36.7 million for environmental remediation at CF&I's Pueblo, Colorado steel mill. CF&I believes $36.7 million is the best estimate from a range of $23.1 to $43.6 million. CF&I's estimate of this environmental reserve was based on two separate remediation investigations and feasibility studies conducted by independent environmental engineering consultants. The estimated costs were based on current technologies and presently enacted laws and regulations. The reserve includes costs for RCRA (Resource Conservation and Recovery Act) facility investigation, a corrective measures study, remedial action, and operation and maintenance of the proposed remedial actions. The State of Colorado is reviewing a permit application and will issue a permit to CF&I with a schedule for corrective action specifying activities to be completed by certain dates. The State of Colorado anticipated that the schedule would be reflective of a straight line rate of expenditure over 30 years. The State of Colorado stated the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. Any adjustment to the environmental liability as a result of new technologies, new laws, or new facts after the purchase price allocation period will be generally recognized as an element of income with certain limited exceptions which meet generally accepted accounting principles' criteria for capitalization.

   For financial statement reporting purposes only, the acquisition has been treated as a business combination using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition.

   The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition. The estimated fair values of assets acquired and liabilities assumed are summarized as follows:
                                                                       (IN
                                                                    THOUSANDS)
                                                                    ----------
Accounts receivable................................................   $ 40,167
Inventories........................................................     28,527
Other current assets...............................................        490
Property, plant and equipment......................................     28,518
Investments and other assets.......................................     52,136
Current portion of long-term debt..................................     (4,251)
Accounts payable...................................................    (18,500)
Other accured expenses.............................................     (2,000)
Long-term debt.....................................................    (63,249)
Deferred employee benefits.........................................     (3,680)
Other deferred liabilities.........................................    (34,716)
Minority interest..................................................     (1,200)
                                                                      --------
                                                                      $ 22,242
                                                                      ========

   Investments and other assets include excess of cost over net assets acquired ($40.4 million) and water rights ($11.7 million). Other deferred liabilities represent an accrued liability for environmental remediation less the current year portion of $2 million which is included in other accrued expenses.

   The following unaudited pro forma summary presents the Company's consolidated results of operations as if the acquisition had occurred as of January 1, 1992, after giving effect to adjustments for salaries and wages, fringe benefits, depreciation and amortization, interest expense, reversal of reorganization costs, and extraordinary loss from termination of pension plans by CF&I Steel Corporation. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 1992, or of results which may occur in the future.
                                                      YEAR ENDED DECEMBER 31
                                                      ----------------------
                                                           (IN THOUSANDS
                                                      EXCEPT PER SHARE AMOUNTS)
                                                           1993         1992
                                                         --------     --------
Net sales................................................$729,604     $638,343
Net Income...............................................$ 16,922     $ 24,871
Primary and fully diluted net income
  per common and common equivalent share.................$    .85     $   1.26

CAMROSE PIPE COMPANY

   On June 30, 1992, Camrose Pipe Corporation, a wholly-owned subsidiary of the Company, acquired for $18 million a 60 percent interest in a newly formed Canadian general partnership, Camrose Pipe Company ("Camrose"). The remaining 40 percent interest is owned by Stelcam Holdings Inc., a wholly-owned subsidiary of Stelco Inc ("Stelco").

   Concurrent with the formation of Camrose and the purchase of the partnership interest by Camrose Pipe Corporation, Camrose purchased from Stelco, Stelco's steel pipemaking facility in Camrose, Alberta, Canada and related receivables, inventories and other current assets. The purchase price for the Camrose assets may increase or decrease based upon an annual performance adjustment over a five-year period as described in the Asset Purchase Agreement. Since additional consideration is contingent on achieving specified earnings levels in future periods, the Company will record the current fair value of the consideration as additional cost of the acquired company. The additional cost would be assigned to the tangible assets acquired or excess of cost over net assets acquired depending on an independent appraisal of the fair value of the assets acquired.

   For financial statement reporting purposes only, the acquisition has been treated as a business combination using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition (June 30, 1992). The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition. The estimated fair values of assets acquired and liabilities assumed are summarized as follows:
                                                                       (IN
                                                                    THOUSANDS)
                                                                    ----------
Accounts receivable................................................   $  8,107
Inventories........................................................      5,491
Other current assets...............................................        302
Property, plant and equipment......................................     26,545
Investment and other assets........................................        615
Accounts payable and accrued liabilities...........................     (3,208)
Due to partners....................................................     (5,650)
Other liabilities..................................................     (2,234)
Minority interest..................................................    (11,996)
                                                                      --------
                                                                      $ 17,972
                                                                      ========

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
   None

                                    PART III
ITEMS 10 and 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                 REGISTRANT AND EXECUTIVE COMPENSATION

   A definitive proxy statement of Oregon Steel Mills, Inc. will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Election of Directors" and "Executive Compensation" is incorporated herein by reference. Executive Officers of Oregon Steel Mills, Inc. and principal subsidiaries are listed on page 11 of this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

   Information required is set forth under the caption "Principal Stockholders" in the Proxy Statement for the 1994 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information required is set forth under the caption "Executive Compensation" in the Proxy Statement for the 1994 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K
                                                                          PAGE
(A)  (i)   FINANCIAL STATEMENTS:
           Report of Independent Accountants.............................  20
           Consolidated Financial Statements:
             Balance Sheets at December 31, 1993, 1992 and 1991..........  21
             Statements of Income for each of the three years
               in the period ended December 31, 1993.....................  22
             Statements of Changes in Stockholders' Equity
               for the three years ended December 31, 1993...............  23
             Statements of Cash Flows for each of three years
               in the period ended December 31, 1993.....................  24
             Notes to Consolidated Financial Statements..................  25

     (ii) Financial Statement Schedules: All required schedules will be filed by amendment to this Form 10-K.

     (iii) Exhibits: References made to the list on page 3 of the exhibits filed with this report.

(B)       No reports on Form 8-K were required to be filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1993.

                               LIST OF EXHIBITS*

2.0 Asset Purchase Agreement dated as of January 2, 1992, by and between Camrose Pipe Company (a partnership) and Stelco Inc. (Filed as exhibit
        2.0 to Form 8-K dated June 30, 1992 and incorporated by reference herein.)

2.1 Asset Purchase Agreement dated as of March 3, 1993, among CF&I Steel Corporation, Denver Metals Company, Albuquerque Metals Company, CF&I Fabricators of Colorado, Inc., CF&I Fabricators of Utah, Inc., Pueblo Railroad Service Company, Pueblo Metals Company, Colorado & Utah Land Company, the Colorado and Wyoming Railway Company, William J. Westmark as trustee for the estate of The Colorado and Wyoming Railway Company, CF&I Steel, L.P., New CF&I, Inc. and Oregon Steel Mills, Inc. (Filed as exhibit 2.1 to Form 8-K dated March 3, 1993, and incorporated by reference herein.)

3.1     Restated Certificate of Incorporation of the Company. (Filed as exhibit
        3.1 to Form 10-K for the year ended December 31, 1992, and incorporated by reference herein.)

3.2 Bylaws of the Company. (Filed as exhibit 3.2 to Form 10-Q dated March 31, 1993, and incorporated by reference herein.)

4.1 Specimen Common Stock Certificate. (Filed as exhibit 4.1 to Form S-1 Registration Statement 33-38379 and incorporated by reference herein.)

4.2 Form of Oregon Steel Mills, Inc. -- Five-Year Common Stock Purchase Warrant. (Filed as exhibit 4.2 to Form 8-K dated March 3, 1993, and incorporated by reference herein.)

10.1 Employee Stock Ownership Plan, as amended. (Filed as exhibit 10.1 to Form S-1 Registration Statement 33-38379 and incorporated by reference herein.)

10.2 Employee Stock Ownership Plan Trust Agreements. (Filed as exhibit 10.2 to Form 10-K for the year ended December 31, 1990 and incorporated by reference herein.)

10.3 Profit Participation Plan. (Filed as exhibit 10.5 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)

10.4 Form of Indemnification Agreement between the Company and its directors. (Filed as exhibit 10.6 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)

10.5 Form of Indemnification Agreement between the Company and its executive officers. (Filed on exhibit 10.7 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)

10.6 Agreement for Electric Power Service between registrant and Portland General Electric Company. (Filed as exhibit 10.20 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)

10.9 Key employee contracts for Thomas B. Boklund, Robert R. Mausshardt and Robert J. Sikora. (Filed as exhibit 10.11 to Form 10-K for the year ended December 31, 1988, and incorporated by reference herein.)

10.10 Key employee contracts for L. Ray Adams and James R. McCaughey. (Filed as exhibit 10.10 to Form 10-K for the year ended December 31, 1990 and incorporated by reference herein.)

10.11 Key employee contract for Edward J. Hepp. (Filed as exhibit 10.11 to Form 10-K for the year ended December 31, 1991, and incorporated by reference herein.)

10.12 Net lease between Oregon Steel Mills-Fontana Division Inc. and California Steel Industries. (Filed as exhibit 10.16 to Form S-1 Registration Statement 33-38379 and incorporated by reference herein.)

11.0    Statement re computation of per share earnings.

21.0 Subsidiaries of registrant. (Filed as exhibit 22.1 to Form 10-K for the year ended December 31, 1992, and incorporated by reference herein.)

- ----------
*The Company will furnish to stockholders a copy of the exhibit upon payment of $.25 per page to cover the expense of furnishing such copies. Requests should be directed to Vicki A. Tagliafico, Investor Relations Contact, Oregon Steel Mills, Inc., PO Box 5368, Portland, Oregon 97228.

28.0 Partnership Agreement dated as of January 2, 1992, by and between Camrose Pipe Corporation and Stelcam Holding, Inc. (Filed as exhibit
        28.0 to Form 8-K dated June 30, 1992, and incorporated by reference herein.)

28.1 Amended and Restated Agreement of Limited Partnership of CF&I Steel, L.P. dated as of March 3, 1993 by and between New CF&I, Inc. and the Pension Benefit Guaranty Corporation. (Filed as exhibit 28.1 to Form 8-K dated March 3, 1993, and incorporated by reference herein.)

99.0    Oregon Steel Mills, Inc. Pension Plan, as amended.

                       SIGNATURES REQUIRED FOR FORM 10-K

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oregon Steel Mills, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  OREGON STEEL MILLS, INC.
                                                  (Registrant)

                                                  By /s/ Thomas B. Boklund
                                                  ------------------------
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oregon Steel Mills, Inc. and in the capacities and on the date indicated.

     SIGNATURE                      TITLE                            DATE
     ---------                      -----                            ----

/s/ THOMAS B. BOKLUND       Chairman of the Board
- -----------------------     Chief Executive Officer
   (Thomas B. Boklund)      (Principal Executive Officer)         March 1, 1994

/s/ L. RAY ADAMS            Vice President of Finance,
- -----------------------     and Secretary
   (L. Ray Adams)           (Principal Financial Officer)         March 1, 1994

/s/ JACKIE L. WILLIAMS      Controller
- -----------------------     (Principal Accounting Officer)        March 1, 1994
   (Jackie L. Williams)

/s/ C. LEE EMERSON          Director                              March 1, 1994
- -----------------------
   (C. Lee Emerson)

/s/ V. NEIL FULTON          Director                              March 1, 1994
- -----------------------
   (V. Neil Fulton)

/s/ EDWARD C. GENDRON       Director                              March 1, 1994
- -----------------------
   (Edward C. Gendron)

/s/ RICHARD G. LANDIS       Director                              March 1, 1994
- ----------------------
   (Richard G. Landis)

/s/ JAMES A. MAGGETTI       Director                              March 1, 1994
- ----------------------
   (James A. Maggetti)

/s/ JOHN A. SPROUL
- ----------------------
   (John A. Sproul)         Director                              March 1, 1994