Form 10-K/A
period 1993-12-31
OREGON STEEL MILLS INC
filed 1994-03-28
CIK 830260

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-K/A

              ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993       COMMISSION FILE NUMBER 1-9887

                            OREGON STEEL MILLS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      94-0506370
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

             1000 BROADWAY BUILDING
                   SUITE 2200
              1000 S. W. BROADWAY
            PORTLAND, OREGON  97205                       97205
     (Address of principal executive office)            (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (503) 223-9228

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
Common Stock, $.01 par value per share          New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X       No
                                   ---         ---
    State the aggregate market value of the voting stock held by non-affiliates of the registrant.

              Based on last sale, January 29, 1994:   $517,553,000
                                                       -----------
    Indicate the number of shares outstanding of each of the registrant's classes of stock as of January 31, 1994:

    Common Stock, $.01 par value                          19,347,781
    ----------------------------                ------------------------------
         (Title of Class)                       (Number of shares outstanding)

                      DOCUMENTS INCORPORATED BY REFERENCE:
    Proxy statement for the Registrant's Annual Meeting of Stockholders to be held April 28, 1994 is incorporated by reference into Part III of this report.

                                  AMENDMENT 1

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its annual report on Form 10K as set forth in the pages attached hereto:

            Financial Statement Schedules:
               Report of Independent Accountants
                  V         Property, plant and equipment for the
                              three years ended December 31, 1993
                  VI        Accumulated depreciation, depletion and
                              amortization of property, plant and
                              equipment for the three years ended
                              December 31, 1993
                  VIII      Valuation and qualifying accounts for
                              three years ended December 31, 1993
                  IX        Short-term borrowings for the three
                              years ended December 31, 1993
                  X         Supplementary income statement informa-
                              tion for the three years ended
                              December 31, 1993

            Exhibits:
                  23.0   Consent of Independent Accountants


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             Oregon Steel Mills, Inc.
                                             ------------------------

                                         By  /s/ Jackie L. Williams
                                             -------------------------
                                                 Jackie L. Williams
                                                Corporate Controller
March 28, 1994                              (Principal Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



Our report on the consolidated financial statements of Oregon Steel Mills, Inc. and Subsidiaries is included on Page 25 of the 1993 Form 10-K of Oregon Steel Mills, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed on the cover page of this Form 10K/A, Amendment No. 1.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                           COOPERS & LYBRAND




Portland, Oregon
February 11, 1994


                                                    OREGON STEEL MILLS, INC.
                                           SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                                FOR THE YEARS ENDED DECEMBER 31
                                                         (IN THOUSANDS)
                                                         --------------
                                      Column B                                                 Column E             Column F
                                     ----------                                               -----------          ----------
                                     Balance at          Column C                               Other              Balance at
                                                         ---------
     Column A                        Beginning           Additions            Column D        Changes Add           End of
  --------------                                                             -----------
  Classification                     of Period            at Cost            Retirements       (Deduct)              Period
  --------------                     ----------          ---------           -----------      -----------          ----------
      1993
      ----
Land and improvements                 $ 21,652            $ 4,211              $(1,373)         $   (24)            $ 24,466
Buildings                               32,180              4,010                  (85)            (284)              35,821
Machinery and
  equipment                            197,492             45,882               (1,527)          (1,499)             240,348
Construction in
  progress                              19,756             15,320                 (469)              (2)              34,605
                                      --------            -------              -------          -------             --------
                                      $271,080            $69,423(2)           $(3,454)         $(1,809)            $335,240
                                      ========            =======              =======          =======             ========
      1992
      ----
Land and improvements                 $ 17,885            $ 3,941              $   (59)         $  (115)            $ 21,652
Buildings                               21,801             11,116                 (318)            (419)              32,180
Machinery and
  equipment                            150,619             51,449               (3,432)          (1,144)             197,492
Construction in
  progress                              25,252             (5,680)                   -              184               19,756
                                      --------            -------              -------          -------             --------
                                      $215,557            $60,826(1)           $(3,809)         $(1,494)            $271,080
                                      ========            =======              =======          =======             ========
      1991
      ----
Land and improvements                 $ 14,037            $ 3,848              $     -          $     -             $ 17,885
Buildings                               20,050              1,751                    -                -               21,801
Machinery and
  equipment                            113,385             40,643               (3,581)             172              150,619
Construction in
  progress                              27,085             (1,661)                   -             (172)              25,252
                                      --------            -------              -------          -------             --------
                                      $174,557            $44,581              $(3,581)         $     -             $215,557
                                      ========            =======              =======          =======             ========

- ----------
(1)  Includes additions from purchase of Camrose Pipe Mill.
(2)  Includes additions from purchase of assets of CF&I Steel Corporation.

                                                    OREGON STEEL MILLS, INC.
                                       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                                           AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                                  FOR THE YEARS ENDED DECEMBER 31
                                                          (IN THOUSANDS)
                                                          --------------
                                                          Column C
                                                         ----------
                                      Column B            Additions                            Column E             Column F
                                     ----------                                               -----------          ----------
                                     Balance at          Charged to                              Other             Balance at
     Column A                        Beginning            Costs and          Column D         Changes Add            End of
  --------------                                                            -----------
  Classification                     of Period            Expenses          Retirements        (Deduct)              Period
  --------------                     ----------          ----------         -----------       -----------          ----------
      1993
      ----
Land and improvements                  $ 3,752             $ 1,077           $     -             $  66              $  4,895
Buildings                                6,122               1,370                (4)             (145)                7,343
Machinery and
  equipment                             74,413              18,322              (623)              (50)               92,062
                                       -------             -------           -------             -----              --------
                                       $84,287             $20,769           $  (627)            $(129)             $104,300
                                       =======             =======           =======             =====              ========
      1992
      ----
Land and improvements                  $ 3,025             $   787           $   (59)            $ (1)              $  3,752
Buildings                                5,190               1,079              (142)              (5)                 6,122
Machinery and
  equipment                             62,701              14,384            (2,651)             (21)                74,413
                                       -------             -------           -------             -----              --------
                                       $70,916             $16,250           $(2,852)            $(27)              $ 84,287
                                       =======             =======           =======             =====              ========
      1991
      ----
Land and improvements                  $ 2,351             $   674           $     -             $(27)              $  3,025
Buildings                                4,418                 799                 -                -                  5,190
Machinery and
  equipment                             53,952              10,967            (2,245)              27                 62,701
                                       -------             -------           -------             ----               --------
                                       $60,721             $12,440           $(2,245)            $  -               $ 70,916
                                       =======             =======           ========            ====               ========

                                                    OREGON STEEL MILLS, INC.
                                         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                  FOR THE YEARS ENDED DECEMBER 31
                                                          (IN THOUSANDS)
                                                          --------------
                                                         Column C
                                                 -------------------------
                                 Column B        Additions                                         Column E
                                ----------                                                        ----------
                                Balance at       Charged to       Charged         Column D        Balance at
                                                                                 ----------
     Column A                   Beginning        Costs and        to Other       Deductions         End of
  --------------
  Classification                of Period         Expenses        Accounts          (1)             Period
  --------------                ----------       ----------       --------       ----------       ----------
      1993
      ----

   Allowance for doubtful
   accounts                        $926              $764         $463 (2)         $(247)          $1,906
                                   ====              ====         ====             =====           ======

       1992
       ----

   Allowance for doubtful
   accounts                        $770              $360            -             $(204)          $  926
                                   ====              ====         ====             =====           ======

       1991
       ----

   Allowance for doubtful
   accounts                        $562              $330            -             $(122)          $  770
                                   ====              ====         ====             =====           ======



- ----------
          (1)  Results from write-offs of accounts receivable.
          (2)  Additions from purchase of assets of CF&I Steel Corporation.

                                                    OREGON STEEL MILLS, INC.
                                               SCHEDULE IX - SHORT-TERM BORROWINGS
                                                 FOR THE YEARS ENDED DECEMBER 31
                                                    (IN THOUSANDS OF DOLLARS)
                                                            -----------
                                                                                                   Column F
                                                                                                  ----------
                                                                  Column D        Column E         Weighted
                                                                 -----------     -----------
                                                Column C           Maximum         Average         Average
                                                --------
                               Column B         Weighted           Amount          Amount          Interest
                               ---------
       Column A                 Balance         Average          Outstanding     Outstanding         Rate
- ------------------------
  Category of Aggregate        at end of        Interest         During the      During the        During the
  Short-Term Borrowings         Period            Rate             Period         Period(3)        Period(3)
- ------------------------       ---------        --------         -----------     -----------       ----------
         1993
         ----
Working Capital Line (2)        $14,225           5.10%             $14,655         $ 2,196           4.87%

         1992
         ----
Working Capital Line (2)        $11,000           3.50%             $25,500         $ 2,554           3.57%

         1991
         ----

Working Capital Line (1)              0            N/A              $19,200         $ 4,061           7.72%
Working Capital Line (2)              0            N/A               33,100           7,505           6.02%



- ----------

(1)   Short-term working capital line borrowings using short-term Bankers' Acceptances.

(2)   Short-term working capital line borrowings under the revolving credit agreement.

(3)   All borrowings and interest rates for the particular category were accumulated and an average interest rate and amount outstanding were calculated over the calendar year.

                            OREGON STEEL MILLS, INC.
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                        FOR THE YEARS ENDED DECEMBER 31
                                (IN THOUSANDS)
                                --------------


     Column A                                              Column B
- -------------------                            --------------------------------
    Description                                  Charged to Costs and Expenses
- -------------------                            --------------------------------
                                                 1993        1992        1991
                                                -------     -------     -------
Maintenance and repairs                         $73,274     $41,468     $38,288

Taxes other than income
  and payroll                                     4,652       3,131       2,428

                               Index to Exhibits
                               -----------------
                                                                 Sequentially
Item No.                  Description of Item                    Numbered Page
- --------                  -------------------                    -------------
23.0                      Consent of Independent Accountants           8