Form 10-Q
period 1994-03-31
OREGON STEEL MILLS INC
filed 1994-05-16
CIK 830260

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON DC  20549

                                FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1994
                              ------------------------------------------

                                    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------   -----------------------
Commission File Number       1-9887
                       -----------------------

                           OREGON STEEL MILLS, INC.
          (Exact name of registrant as specified in its charter)

              Delaware                                   94-0506370
- - -------------------------------------------------------------------------
   (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                    Identification No.)

 1000 Broadway Building, Suite 2200, Portland, Oregon        97205
- - --------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)

                               (503) 223-9228
- - -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- - -------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X   No
                                                 ------   -------

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock, $.01 Par Value                  19,377,343
            ----------------------------         ----------------------------
                       Class                     Number of Shares Outstanding
                                                    (as of April 30, 1994)

                         OREGON STEEL MILLS, INC.

                                 INDEX


                                                                          Page
                                                                          ----
PART I.  FINANCIAL  INFORMATION

          Item 1.    Financial Statements

                     Consolidated Balance Sheets
                       March 31, 1994 (unaudited)
                       and December 31, 1993 . . . . . . . . . . .          2

                     Consolidated Statements of Income (unaudited)
                       Three months ended March 31, 1994
                       and 1993. . . . . . . . . . . . . . . . . .          3

                     Consolidated Statements of Cash Flows (unaudited)
                       Three months ended March 31, 1994
                       and 1993 . . . . . . . . . . . . . . . . . .         4

                     Notes to Consolidated Financial
                       Statements (unaudited) . . . . . . . . . . .         5

          Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations . . . . . .  6 - 9


PART II.  OTHER INFORMATION

          Item 4.    Submission of Matters to a
                     Vote of Security Holders . . . . . . . . . . . .      10

          Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .      10


SIGNATURES             . . . . . . . . . . . . . . . . . . . . . . . .     10

                         OREGON STEEL MILLS, INC.
                       CONSOLIDATED BALANCE SHEETS
                              (In thousands)


                                                  March 31,      December 31,
                                                     1994             1993
                                                  (Unaudited)
                                                  -----------     ------------
                               ASSETS
Current assets:
   Cash and cash equivalents                       $   8,944       $   9,623
   Trade accounts receivable, net                     80,357          71,649
   Inventories                                       169,071         160,504
   Other current assets                               12,343          14,007
                                                   ---------       ---------
     Total current assets                            270,715         255,783
                                                   ---------       ---------
Property, plant and equipment:
   Land and improvements                              24,925          24,466
   Buildings                                          35,784          35,821
   Machinery and equipment                           251,481         240,833
   Construction in progress                           57,990          34,605
                                                   ---------       ---------
                                                     370,180         335,725
   Accumulated depreciation                         (109,471)       (104,300)
                                                   ---------       ---------
                                                     260,709         231,425
                                                   ---------       ---------
Excess of cost over net assets acquired               39,378          39,474
Other assets                                          22,699          22,988
                                                   ---------       ---------
                                                   $ 593,501       $ 549,670
                                                   =========       =========

                           LIABILITIES
Current liabilities:
   Current portion of long-term debt               $   4,959       $   4,680
   Short-term debt                                    16,396          14,225
   Accounts payable                                   82,294          75,419
   Accrued expenses                                   26,329          21,998
                                                   ---------       ---------
     Total current liabilities                       129,978         116,322
Long-term debt                                       103,577          76,487
Other deferred liabilities                            52,698          52,130
Deferred income taxes                                 17,897          16,514
                                                   ---------       ---------
                                                     304,150         261,453
                                                   ---------       ---------
Minority interest                                     13,572          12,975
                                                   ---------       ---------

                            STOCKHOLDERS' EQUITY
Common stock                                             194             193
Additional paid-in capital                           150,090         149,340
Retained earnings                                    129,902         128,924
Minimum pension liability adjustment                    (297)           (297)
                                                   ---------       ---------
                                                     279,889         278,160
Cumulative foreign currency translation adjustment    (4,110)         (2,918)
                                                   ---------       ---------
                                                     275,779         275,242
                                                   ---------       ---------
                                                    $593,501        $549,670
                                                   =========       =========

      The accompanying notes are an integral part of the consolidated financial statements.

                          OREGON STEEL MILLS, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except tonnage and per share amounts)
                             (Unaudited)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     1994               1993
                                                  ---------          --------
Sales                                             $214,773           $149,043

Costs and expenses:
 Cost of sales                                     194,064            125,624
 Selling, general and administrative expenses       12,306              8,035
 Contribution to employee stock ownership plan         250                500
 Profit participation                                  651              2,553
                                                  --------           --------
        Operating income                             7,502             12,331

Other income (expense):
  Interest and dividend income                         133                136
  Interest expense                                  (1,045)              (551)
  Other income (expense), net                          (44)              (466)
  Minority interest                                   (598)              (608)
        Income before income taxes                   5,948             10,842
Provision for income taxes                           2,261              4,066
                                                  --------           --------
        Net income                                $  3,687           $  6,776
                                                  ========           ========

Primary and fully diluted net income per
 common and common equivalent share                   $.18               $.35
Dividends declared per common share                   $.14               $.14

Weighted average common shares
  and common equivalents outstanding                19,966             19,450

Tonnage sold                                       422,000            256,200




        The accompanying notes are an integral part of the consolidated financial statements.

                          OREGON STEEL MILLS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)


                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1994             1993
                                                -------------     ----------

Cash flows from operating activities:
 Net income                                         $  3,687       $  6,776
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
   Depreciation and amortization                       5,692          4,783
   Deferred income taxes                               1,383            618
   Accrual for contribution of common stock
    to employee stock ownership plan                     250            500
   Loss on disposal of property, plant
    and equipment                                          5            246
   Minority interest share of income                     598            608
   Other, net                                            529             67
   Changes in current assets and
    liabilities related to operations                (19,768)        25,922
                                                    --------       --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      (7,624)        39,520
                                                    --------       --------
Cash flows from investing activities:
 Additions to property, plant and equipment          (19,939)        (5,602)
 Proceeds from disposal of property, plant
  and equipment                                           12          1,380
 Investment in CF&I Steel, L.P.                            -         (7,558)
 Other, net                                              (13)           133
                                                    --------       --------
NET CASH USED IN INVESTING ACTIVITIES                (19,940)       (11,647)
                                                    --------       --------
Cash flows from financing activities:
 Net borrowings (payments) under revolving
  loan agreements                                     30,535         (6,953)
 Other reductions of debt                               (931)             -
 Dividends paid                                       (2,709)        (2,688)
 Other, net                                               (3)            (9)
                                                    --------       --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      26,892         (9,650)
                                                    --------       --------
Effects of foreign currency exchange rate
 changes on cash                                          (7)            52
                                                    --------       --------
Net increase (decrease) in cash and cash
 equivalents                                            (679)        18,275
Cash and cash equivalents at beginning of period       9,623          5,177
                                                    --------       --------
Cash and cash equivalents at end of period          $  8,944       $ 23,452
                                                    ========       ========

Supplemental disclosures of cash flow information:
 Cash paid for:
   Interest                                           $2,011           $168
   Income taxes                                         $233            $11

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
During the three months ended March 31, 1994, the Company acquired additional property, plant and equipment for $15,579 which was included in accounts payable at March 31, 1994.

Non-cash investing and financing activities related to the Company's investment in CF&I Steel, L.P. are described in Note 4 to the consolidated financial statements.

            The accompanying notes are an integral part of the
                   consolidated financial statements.

                          OREGON STEEL MILLS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.  Basis of Presentation
    ---------------------

    The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its wholly-owned and majority-owned subsidiaries
    (the "Company"). All significant intercompany balances and transactions have been eliminated upon consolidation.

    Certain previously reported amounts have been reclassified to conform with current period presentation.

    The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 1993 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

2.  Inventories
    -----------

    Inventories consist of:
                                           March 31,             December 31,
                                            1994                    1993
                                        ------------            ------------
                                                  (In thousands)

    Raw materials                          $ 24,557                 $ 26,242
    Semi-finished product                    54,959                   51,759
    Finished product                         67,698                   62,104
    Stores and operating supplies            21,857                   20,399
                                           --------                 --------
                                           $169,071                 $160,504
                                           ========                 ========

3.  Common Stock
    ------------

    In February 1994, the Company contributed approximately 29,600 shares of common stock ("Common Stock") of the Company to the Employee Stock Ownership Plan (the "ESOP") in payment of a $750,000 liability accrued in 1993. In February 1993, the Company contributed approximately 147,000 shares of Common Stock to the ESOP in payment of a $3.5 million liability accrued in 1992.

    On April 28, 1994, the Board of Directors declared a quarterly cash dividend of 14 cents per share to be paid May 31, 1994, to stockholders of record as of May 13, 1994.


4.  Business Acquisition
    --------------------

    On March 3, 1993, New CF&I, Inc., a wholly-owned subsidiary of the
    Company, acquired for $22.2 million a 95.2 percent interest in a newly formed limited partnership, CF&I Steel, L.P. The remaining 4.8 percent interest is owned by the Pension Benefit Guaranty Corporation. Concurrent with the formation of the partnership, CF&I Steel, L.P., and the acquisition of the partnership interest by New CF&I, Inc., CF&I Steel, L.P. purchased from CF&I Steel Corporation substantially all of the assets of its steelmaking, fabricating, metals and railroad business, ("CF&I Acquisition"). New CF&I, Inc.'s capital contribution of $22.2 million included (1) $7.3 million cash, (2) Common Stock to be issued on March 3, 2003 and warrants to purchase 100,000 shares of Common Stock exercisable until March 3, 1998, together valued at $11.7 million, and (3) other assets valued at $3.2 million.

    For financial statement reporting purposes only, the acquisition has been treated as a business combination using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition (March 3, 1993). The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition.

                          OREGON STEEL MILLS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- - -------

The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. (the "Company") and its wholly-owned and majority-owned subsidiaries, Napa Pipe Corporation ("Napa"), Oregon Steel Mills - Fontana Division, Inc. ("Fontana"), Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), New CF&I, Inc. which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"), and certain other insignificant subsidiaries. CF&I acquired substantially all of the steelmaking, fabricating, metals and railroad business of CF&I Steel Corporation located in Pueblo, Colorado on March 3, 1993.

Results of Operations
- - ---------------------

The following table sets forth by division for the periods indicated tonnage sold, revenues and average selling price per ton:

                                            Three Months Ended
                                                March 31,
                                       -----------------------------
                                          1994               1993
                                       ----------         ----------
Oregon Steel Division (1):
    Plate products                        92,040             93,800
    Pipe products                        129,790            104,500
CF&I Steel Division                      200,170             57,900(2)
                                         -------            -------
                                         422,000            256,200
                                         =======            =======

Revenues (in thousands):
    Oregon Steel Division               $125,187           $124,125
    CF&I Steel Division                   89,586             24,918(2)
                                        --------           --------
     Total                              $214,773           $149,043
                                        ========           ========

Average selling price per ton:
    Oregon Steel Division                   $564               $626
    CF&I Steel Division                     $448               $430(2)
     Average                                $509               $582

    (1) The Oregon Steel Division consists of the operations of Oregon Steel Mills, Inc.; Napa Pipe Corporation; Oregon Steel Mills - Fontana Division, Inc., and Camrose Pipe Company.

    (2) The increase in shipments of the CF&I Steel Division primarily reflects inclusion of a full quarter of results in 1994, while first quarter 1993 results included only shipments from March 3, 1993, the date of the CF&I Acquisition.

Selling prices for the three month period ended March 31, 1994 averaged $509 per ton compared with $582 per ton for the corresponding period in 1993. Average 1994 selling prices decreased primarily due to significantly lower selling prices for large diameter pipe produced at the Company's Napa pipe mill and a larger percentage of CF&I's product mix in total sales. On average, CF&I products have a lower average selling price than the steel plate and welded pipe products produced by the Oregon Steel Division. As a result of the increased shipments and lower average selling prices, sales were $214.8 million for the three month period ended March 31, 1994 compared with $149 million for the corresponding 1993 period.

                         OREGON STEEL MILLS, INC.

Gross profit and gross profit as a percentage of sales declined $2.7 million and
6.1 percent of sales to $20.7 million and 9.6 percent of sales in the first quarter 1994 compared to the first quarter 1993. The $2.7 million decline resulted from a $17.8 million negative average price variance offset by a $15.1 million positive volume variance. Gross profit margin in the first quarter of 1994 was negatively impacted by lower large diameter pipe selling prices shipped from the Company's Napa pipe mill and an increased percentage of CF&I's product mix to total sales, which depressed prices, coupled with increased costs associated with producing a higher quality grade of steel slab at the Company's Portland steel mill to supply plate steel for low carbon pipe grades, and by rising raw material costs (primarily scrap) which were not fully offset by higher product selling prices.

Average scrap costs during the first quarter of 1994 were among the highest of the last five years and were approximately $25 per ton higher than the corresponding period in 1993. During the first quarter of 1994, the Company signed a shareholders' agreement to purchase approximately 13 percent equity interest for approximately $15 million in Complejo Siderurgico de Guayana C.A., a company incorporated under the laws of Venezuela ("Comsigua").

Comsigua was formed to design, construct and operate an industrial plant for the processing of iron oxides into hot briquetted iron ("HBI"), an enhanced form of directly reduced iron. The plant will have a rated design capacity of one million metric tons per year and will be located at Ciudad Guayana, Venezuela ("Project"). The Company will be required to purchase 200,000 metric tons of HBI per year from the Project. The shareholders' agreement will not become effective until agreements to provide financing to Comsigua have been obtained from the International Finance Corporation ("IFC"), U.S. Eximbank and international commercial banks and certain other conditions precedent have been satisfied.

In addition to the Company, major investors in Comsigua are Kobe Steel Ltd. of Japan ("Kobe") and Ferrominera del Orinoco ("FMO"), a subsidiary of Corporacion Venezolana de Guayana, the Venezuela government-owned holding company responsible for developing basic industry in the Guayana Region of Venezuela. Kobe will be responsible for engineering, procurement and construction of the HBI plant under a turn-key guaranteed date contract. FMO will supply iron oxides to the plant on a long-term basis. In addition, FMO will be responsible for the supply of land and infrastructure for the plant. Like other participants in the venture, the Company will be responsible for paying a pro rata share of cost overruns or financial shortfalls associated with the construction or operation of the facility. Plant construction is expected to start in the first half of 1994 and plant operation is expected to commence thirty months thereafter, in the second half of 1996, absent unforeseen delays or difficulties.

Selling, general and administrative expenses ("SG&A") for the three month period ended March 31, 1994 increased $4.3 million from the corresponding period in 1993. The first quarter of 1993 included the SG&A of CF&I for less than one month versus three months for the corresponding period in 1994. In the first quarter of 1994, CF&I accounted for $3.2 million of the total $4.3 million SG&A increase. The remaining $1.1 million increase was due primarily to additional shipping expenses at the Company's Oregon Steel Division due to increased pipe shipments. SG&A as a percent of sales for the three month period ended March 31, 1994 was 5.7 percent compared with 5.4 percent for the corresponding period in 1993.

The contribution to the employee stock ownership plan and the profit participation expense for the three month period ended March 31, 1994 decreased compared to the corresponding 1993 period reflecting the decreased profitability of the Company in 1994 versus 1993.

Other Income (Expense)
- - ----------------------

Interest expense for the three month period ended March 31, 1994 increased $500,000 from the corresponding period in 1993 to $1 million. This increase was primarily the result of interest incurred on debt issued by CF&I in its purchase of the assets of CF&I Steel Corporation and borrowings under revolving term loan agreements.

                          OREGON STEEL MILLS, INC.

Income Taxes
- - ------------

The Company's effective income tax rate was 38 percent and 37 percent for the three month periods ending March 31, 1994 and 1993, respectively.

Liquidity and Capital Resources
- - -------------------------------

Cash flow in first quarter 1994 operations was a negative of $7.6 million compared to a positive cash flow of $39.5 million in the corresponding 1993 period. The major items affecting this $47.1 million decrease were reduced income ($3.1 million), more funds required for inventories ($33.4 million), more payments made on accounts payable and accrued expenses ($16.8 million), less funds available from refundable income taxes ($2 million), and increased payments of other taxes payable ($1.9 million). The negative cash flows were offset by the positive effects of increased depreciation and amortization ($900,000) and additional collections of trade accounts receivable ($9.2 million).

Net working capital at March 31, 1994 increased $1.3 million from December 31, 1993 due to a $14.9 million increase in current assets offset by a $13.6 million increase in current liabilities. Trade accounts receivable increased from $71.6 million at the end of 1993 to $80.4 million at March 31, 1994. This increase was mainly due to increased sales in the first quarter of 1994 compared to the fourth quarter of 1993 from the Oregon Steel Division. Inventories increased from $160.5 million from December 31, 1993 to $169.1 million at March 31, 1994. This increase consisted of additional inventories at both the Oregon Steel Division and CF&I Steel Division to support a higher level of shipments. Other current assets, including cash, decreased $2.4 million from December 31, 1993. The current liability increase was due primarily to increases at the CF&I Steel Division to support increased commitments for CF&I's capital improvement program.

The Company maintains an unsecured revolving credit and term loan agreement (the "Credit Agreement") with two banks which enables the Company to borrow up to $75 million. The use of the proceeds from borrowings under this Credit Agreement is restricted to (1) investing in businesses and related equipment in the steel industry and certain other industries, and (2) working capital and general corporate purposes. On July 1, 1996, the outstanding principal balance will be converted, unless prepaid, to a term loan payable in sixteen equal quarterly installments through June 30, 2000. At March 31, 1994, the Company had $45 million outstanding under this credit facility and classified as noncurrent.
The Company also has a $20 million unsecured revolving line of credit facility with a bank which matures May 31, 1994. At March 31, 1994, the Company had $1 million (classified as short-term debt) outstanding under this credit facility, and $9.2 million was restricted under outstanding letters of credit. In addition, the Company has a $5 million unsecured revolving credit line with a bank which is restricted to use for letter of credit obligations and cash advances for up to 90 days. At March 31, 1994, $3 million was restricted under outstanding standby letters of credit, and there were no loan amounts outstanding.

Camrose (a 60 percent owned subsidiary) maintains a $15 million revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by the assets of Camrose and expires on October 31, 1994. As of March 31, 1994, Camrose had $400,000 (classified as short-term debt) outstanding under the facility.

CF&I maintains a $15 million revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by the accounts receivable of CF&I and expires on May 24, 1994. As of March 31, 1994, CF&I had $15 million (classified as short-term debt) outstanding under the facility.

                          OREGON STEEL MILLS, INC.



CF&I issued a $67.5 million term note as part of the purchase price of the assets of CF&I Steel Corporation on March 3, 1993. This debt, which is unsecured, is payable over ten years, plus interest at 9.5 percent. The Company has agreed to guarantee the payment of the first 25 months' installment cash payments of $21.8 million. At March 31, 1994, the Company's remaining commitment under this guarantee is $11.4 million. As of March 31, 1994, the outstanding balance on this debt was $63.5 million, of which $58.6 million was classified as noncurrent.

Capital Expenditures
- - --------------------

The Company has budgeted $127 million of capital expenditures at its manufacturing facilities in 1994 as follows:

The Company started a capital spending program at its CF&I Steel Division in 1993. The program includes expenditures of approximately $183 million in 1994 through 1998. Major components of the project include the installation of a new bar mill reheat furnace, new rod mill, a continuous caster, and the upgrading of the steelmaking facilities with a new ladle furnace and vacuum degassing system.

At March 31, 1994, $32.5 million of the $111 million 1994 budget was expended.

The Company has also planned $24 million of capital expenditures at its Oregon Steel Division for several recurring upgrade projects to the present manufacturing facilities and equipment. Budgeted expenditures for the pipe mills are $12.4 million, and budgeted expenditures for the plate mills are $11.6 million. Approximately $16 million of the $24 million capital budget is planned to be expended in 1994 of which $3 million was expended in the first quarter 1994.

PART II  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          The Annual Meeting of Stockholders of the Company was held on April 28, 1994.

          At the meeting, the following candidates were approved by the stockholders as Class C directors. The corresponding number of votes set opposite their respective names were:

          Name of Candidate          Yes Votes       Withheld Authority to Vote
          -----------------          ---------       --------------------------

          Thomas B. Boklund          15,401,684                145,540
          Richard G. Landis          15,377,993                169,231
          James A. Maggetti          15,404,095                143,129

          The terms of office for the following directors continued after the meeting: C. Lee Emerson, V. Neil Fulton, Edward C. Gendron, Robert W. Keener, and John A. Sproul.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (b)   Reports on Form 8-K

                During the quarter ended March 31, 1994, no reports on Form 8-K were filed by the Company.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OREGON STEEL MILLS, INC.



Date:   May 13, 1994                      -------------------------------
                                                Jackie L. Williams
                                               Corporate Controller
                                           (Principal Accounting Officer)

PART II  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Annual Meeting of Stockholders of the Company was held on April 28, 1994.

          At the meeting, the following candidates were approved by the stockholders as Class C directors. The corresponding number of votes set opposite their respective names were:

          Name of Candidate          Yes Votes       Withheld Authority to Vote
          -----------------          ---------       --------------------------

          Thomas B. Boklund          15,401,684                145,540
          Richard G. Landis          15,377,993                169,231
          James A. Maggetti          15,404,095                143,129

          The terms of office for the following directors continued after the meeting: C. Lee Emerson, V. Neil Fulton, Edward C. Gendron, Robert W. Keener, and John A. Sproul.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (b)   Reports on Form 8-K

                During the quarter ended March 31, 1994, no reports on Form 8-K were filed by the Company.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OREGON STEEL MILLS, INC.


Date:   May 13, 1994                         /s/ Jackie L. Williams
                                        -------------------------------
                                             Jackie L. Williams
                                            Corporate Controller
                                        (Principal Accounting Officer)