Form 10-Q
period 1994-06-30
OREGON STEEL MILLS INC
filed 1994-08-10
CIK 830260

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON DC  20549

                                  FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1994
                               ----------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------     -------------------

Commission File Number       1-9887
                       --------------------

                          OREGON STEEL MILLS, INC.
           (Exact name of registrant as specified in its charter)

                   Delaware                                  94-0506370
- - -----------------------------------------------------------------------------
     (State or other jurisdiction of                        (IRS Employer
      incorporation or organization)                      Identification No.)

   1000 Broadway Building, Suite 2200, Portland, Oregon        97205
- - -----------------------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)

                               (503) 223-9228
- - -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- - -----------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           Yes  X   No
                                                            -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 Par Value                      19,377,343
     -----------------------------            ----------------------------
                 Class                        Number of Shares Outstanding
                                                  (as of July 31, 1994)

                           OREGON STEEL MILLS, INC.
                                    INDEX




                                                                      Page
                                                                      ----
PART I.   FINANCIAL  INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets
                 June 30, 1994 (unaudited)
                 and December 31, 1993  . . . . . . . . . . . . . .      2

               Consolidated Statements of Income (unaudited)
                 Three months and six months ended June 30, 1994
                 and 1993 . . . . . . . . . . . . . . . . . . . . .      3

               Consolidated Statements of Cash Flows (unaudited)
                 Six months ended June 30, 1994
                 and 1993 . . . . . . . . . . . . . . . . . . . . .      4

               Notes to Consolidated Financial
                 Statements (unaudited) . . . . . . . . . . . . . .  5 - 6

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . 7 - 11


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . .     12


SIGNATURES      . . . . . . . . . . . . . . . . . . . . . . . . . .     12

                            OREGON STEEL MILLS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                  June 30,       December 31,
                                                    1994             1993
                                                 (Unaudited)          (1)
                                                 -----------     ------------
                                    ASSETS

Current assets:
    Cash and cash equivalents                     $   7,017        $   9,623
    Trade accounts receivable, net                  104,402           71,649
    Inventories                                     155,170          160,504
    Other current assets                             16,252           14,007
                                                  ---------        ---------
     Total current assets                           282,841          255,783
                                                  ---------        ---------

Property, plant and equipment:
    Land and improvements                            25,018           24,466
    Buildings                                        36,132           35,821
    Machinery and equipment                         254,652          240,833
    Construction in progress                         87,691           34,605
                                                   --------        ---------
                                                    403,493          335,725
    Accumulated depreciation                       (114,239)        (104,300)
                                                   --------        ---------
                                                    289,254          231,425
                                                   --------        ---------

Excess of cost over net assets acquired              39,126           39,474
Other assets                                         23,474           22,988
                                                   --------        ---------
                                                   $634,695        $ 549,670
                                                   ========        =========
                                 LIABILITIES
Current liabilities:
    Current portion of long-term debt              $  5,137        $   4,680
    Short-term debt                                  50,327           14,225
    Accounts payable                                 70,432           75,419
    Accrued expenses                                 27,277           21,998
     Total current liabilities                      153,173          116,322
Long-term debt                                      117,338           76,487
Other deferred liabilities                           54,075           52,130
Deferred income taxes                                19,475           16,514
                                                   --------        ---------
                                                    344,061          261,453
                                                   --------        ---------

Minority interests                                   14,123           12,975
                                                   --------        ---------
                             STOCKHOLDERS' EQUITY
Common stock                                            194              193
Additional paid-in capital                          150,090          149,340
Retained earnings                                   130,629          128,924
Minimum pension liability adjustment                   (297)            (297)
                                                   --------        ---------
                                                    280,616          278,160
Cumulative foreign currency translation adjustment   (4,105)          (2,918)
                                                   --------        ---------
                                                    276,511          275,242
                                                   --------        ---------
                                                   $634,695        $ 549,670
                                                   ========        =========

(1)  Condensed from audited financial statements.

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                                                   OREGON STEEL MILLS, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                          (In thousands, except per share amounts)
                                                        (Unaudited)
                                                               Three Months Ended June 30      Six Months Ended June 30
                                                               --------------------------      ------------------------
                                                                  1994           1993             1994           1993
                                                                 ------         ------           ------         ------
Sales                                                         $230,093       $204,108         $444,866       $353,151

Costs and expenses:
  Cost of sales                                                208,695        179,013          402,759        304,637
  Selling, general and
     administrative expenses                                    13,514         10,667           25,910         18,702
  Contribution to employee
     stock ownership plan                                          251            252              501            752
  Profit participation                                             401          2,101            1,052          4,654
                                                             ---------       --------         --------        -------
         Operating income                                        7,232         12,075           14,644         24,406

Other income (expense):
  Interest and dividend income                                     115            282              248            419
  Interest expense, net                                         (1,398)        (1,338)          (2,443)        (1,889)
  Other income (expense), net                                      206            (34)             252           (500)
  Settlement of litigation                                           -          2,750                -          2,750
  Minority interests                                              (609)          (511)          (1,207)        (1,120)
                                                             ---------       --------         --------        -------
         Income before income taxes                              5,546         13,224           11,494         24,066
Provision for income taxes                                       2,107          3,980            4,368          8,046
                                                             ---------       --------         --------        -------
         Net income                                          $   3,439       $  9,244         $  7,126        $16,020
                                                             =========       ========         ========        =======
Primary and fully diluted net income per
  common and common equivalent share                              $.17           $.46             $.36           $.81

Dividends declared per common share                               $.14           $.14             $.28           $.28

Weighted average common shares
  and common equivalents outstanding                            19,976         19,946           19,971         19,698

                           The accompanying notes are an integral part of the consolidated financial statements.

                                                OREGON STEEL MILLS, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)
                                                       (Unaudited)
                                                                            Six Months Ended June 30
                                                                            ------------------------
                                                                               1994           1993
                                                                               ----           ----
Cash flows from operating activities:
 Net income                                                                  $  7,126      $ 16,020
 Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Depreciation and amortization                                             11,265        10,221
     Deferred income taxes                                                      2,960         1,189
     Accruals for contribution of common stock
       to employee stock ownership plan                                           500           750
     Loss on disposal of property, plant and equipment                             46           260
     Change in post-retirement benefit obligation, net                          1,729           426
     Change in non-current pension cost                                          (751)          (86)
     Minority's share of income                                                 1,148         1,189
     Other, net                                                                    (8)         (213)
     Changes in current assets and
       liabilities related to operations                                      (43,064)       33,646
                                                                             --------      --------
 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                             (19,049)       63,402
                                                                             --------      --------
Cash flows from investing activities:
 Additions to property, plant and equipment                                   (55,956)      (11,790)
 Proceeds from disposal of property, plant and equipment                           50         1,388
 Increase in long-term investments                                                  -        (1,510)
 Investment in CF&I Steel, L.P.                                                     -        (7,558)
 Other, net                                                                       (70)          109
                                                                             --------      --------
 NET CASH USED BY INVESTING ACTIVITIES                                        (55,976)      (19,361)
                                                                             --------      --------
Cash flows from financing activities:
 Net borrowings (payments) under revolving
   loan agreements                                                             79,655            (6)
 Other reductions of debt                                                      (1,992)         (987)
 Dividends paid                                                                (5,421)       (5,397)
                                                                             --------      --------
 Other, net                                                                       197           (21)
                                                                             --------      --------
 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                              72,439        (6,411)
                                                                             --------      --------
Effects of foreign currency exchange rate changes on cash                         (20)            4
                                                                             --------      --------
Net increase (decrease) in cash and cash equivalents                           (2,606)       37,634
Cash and cash equivalents at beginning of period                                9,623         5,177
                                                                             --------      --------
Cash and cash equivalents at end of period                                   $  7,017      $ 42,811
                                                                             ========      ========

Supplemental disclosures of cash flow information:
 Cash paid for:
   Interest                                                                  $4,406          $2,280
   Income taxes                                                              $3,940          $2,127

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 1994, the Company acquired additional property, plant and equipment for $13,400 which was included in accounts payable at June 30, 1994.

Non-cash investing and financing activities related to the Company's investment in CF&I Steel, L.P. are described in Note 4 to the consolidated financial statements.

                         The accompanying notes are an integral part of the consolidated financial statements.


                                                                4

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

2.   Inventories
     -----------

     Inventories consist of:

                                          June 30,           December 31,
                                            1994                 1993
                                          --------           ------------
                                                  (In thousands)

     Raw materials                       $ 21,228               $ 26,242
     Semi-finished product                 49,131                 51,759
     Finished product                      61,316                 62,104
     Stores and operating supplies         23,495                 20,399
                                          -------               --------
                                         $155,170               $160,504
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

     On July 27, 1994, the Board of Directors declared a quarterly cash dividend of 14 cents per share to be paid August 31, 1994, to stockholders of record as of August 12, 1994.

4.   Business Acquisition
     --------------------

     On March 3, 1993, New CF&I, Inc. ("General Partner"), a wholly-owned subsidiary of the Company, acquired for $22.2 million a 95.2 percent interest in a newly formed limited partnership, CF&I Steel, L.P., ("CF&I"). The remaining 4.8 percent interest is owned by the Pension Benefit Guaranty Corporation ("Limited Partner").

     Concurrent with the formation of CF&I and the acquisition of the partnership interest by the General Partner, CF&I purchased from CF&I Steel Corporation substantially all of the assets of its steelmaking, fabricating, metals and railroad businesses ("Business"). The purchase price for the Business was $113.1 million paid by the General Partner's capital contribution of $22.2 million (consisting of $7.3 million cash, $3.1 million capitalized direct acquisition costs, 598,400 shares of Company common stock valued at $11.2 million to be issued ten years from March 3, 1993, and by the delivery of warrants to purchase 100,000 shares of Company common stock at $35 per share for five years valued at $556,000), by the Limited Partner's capital contribution of an asset valued at $1.2 million, by installment payments to be paid by CF&I totalling $67.5 million in principal plus interest at 9.5 percent over a period of 10 years, and by the assumption of noncontingent liabilities of CF&I Steel Corporation in the aggregate amount of $18.5 million, and by the assumption of a liability for postretirement health care benefits of $3.7 million. The Company has guaranteed the payment of the first 25

                          OREGON STEEL MILLS, INC.

     months of cash installment payments on the $67.5 million note (a total of approximately $21.8 million of principal and interest at December 31,
     1993), and the performance of certain capital expenditures for improvements at the facilities being acquired in the aggregate amount of $40 million.

     As part of the acquisition, CF&I accrued a reserve of $36.7 million for environmental remediation at CF&I's Pueblo, Colorado steel mill. CF&I believes $36.7 million is the best estimate from a range of $23.1 to $43.6 million. CF&I's estimate of this environmental reserve was based on two separate remediation investigations and feasibility studies conducted by independent environmental engineering consultants. The estimated costs were based on current technologies and presently enacted laws and regulations. The reserve includes costs for RCRA (Resource Conservation and Recovery Act) facility investigation, a corrective measures study, remedial action, and operation and maintenance of the proposed remedial actions. The State of Colorado is reviewing a permit application and will issue a permit to CF&I with a schedule for corrective action specifying activities to be completed by certain dates. The State of Colorado anticipated that the schedule would be reflective of a straight line rate of expenditure over 30 years. The State of Colorado stated the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. Any adjustment to the environmental liability as a result of new technologies, new laws, or new facts after the purchase price allocation period will be recognized as an element of income with certain limited exceptions which meet generally accepted accounting principles' criteria for capitalization.

     For financial statement reporting purposes only, the acquisition has been treated as a business combination using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition.


5.   Subsequent Event
     ----------------

     The Company announced in July that it had reached an agreement with Nippon Steel Corporation of Japan in which a Nippon Steel subsidiary will acquire a 10 percent equity interest in New CF&I, Inc. which is the sole general partner of CF&I. In addition, Nippon Steel has agreed to license to CF&I its proprietary technology for producing deep head-hardened ("DHH") rail products as well as providing certain production equipment to produce the DHH rail products. The agreements are subject to appropriate regulatory approvals.

                           OREGON STEEL MILLS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- - -------

The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its wholly-owned and majority-owned subsidiaries, (the "Company"), Napa Pipe Corporation ("Napa"), Oregon Steel Mills - Fontana Division, Inc. ("Fontana"), Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), New CF&I, Inc. which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"), and certain other insignificant subsidiaries. CF&I acquired substantially all of the steelmaking, fabricating, metals and railroad business of CF&I Steel Corporation located in Pueblo, Colorado on March 3, 1993.

Results of Operations
- - ---------------------

The following table sets forth, by division for the periods indicated, tonnage sold, revenues and average selling price per ton:

                                    Three Months Ended     Six Months Ended
                                         June 30               June 30
                                    ------------------     ----------------
                                    1994        1993       1994       1993
                                    ----        ----       ----       ----
Tons:
     Oregon Steel Division (1):
        Plate products             116,300     119,300    208,300    213,000
        Pipe products              145,000      92,200    274,800    196,800
        Semi-finished products       1,400      10,600      1,400     10,600
     CF&I Steel Division           204,300     198,700    404,500(2) 256,600
                                   -------     -------    -------    -------
             Total                 467,000     420,800    889,000    677,000
                                   =======     =======    =======    =======

Revenues (in thousands):
     Oregon Steel Division        $140,167    $120,291   $265,353   $244,416
     CF&I Steel Division            89,926      83,817    179,513(2) 108,735
                                  --------    --------   --------   --------
             Total                $230,093    $204,108   $444,866   $353,151
                                  ========    ========   ========   ========

Average selling price per ton:
     Oregon Steel Division            $534        $542       $548       $581
     CF&I Steel Division              $440        $422       $444       $424
             Average                  $493        $485       $500       $522

     (1) The Oregon Steel Division consists of the operations of Oregon Steel Mills, Inc.; Napa, Fontana and Camrose.

     (2) The increase in shipments of the CF&I Steel Division primarily reflects inclusion of a full six months of results in 1994, while the six months of 1993 results included only shipments from March 3, 1993, the date of the CF&I Acquisition.

Consolidated selling prices for the three and six month periods ended June 30, 1994 averaged $493 and $500 per ton, respectively, compared with $485 and $522 per ton for the corresponding periods in 1993. Consolidated 1994 and 1993 average selling price is influenced by CF&I Steel Division's product mix to total sales and shipments. On average the CF&I Steel Division's products have a lower selling price than the Company's steel plate and welded pipe products. Consolidated tonnage sold increased 46,200 tons to 467,000 tons in the second quarter of 1994 compared to the second quarter of 1993 and increased 212,000 tons to 889,000 tons for the first half of 1994 compared to the first half of 1993. The additional tonnage increases for the three and six month periods are primarily the result of additional steel pipe sold and shipped from the Company's Napa facility and inclusion of CF&I sales for six months in 1994 compared to sales in the comparable period from March 3, 1993, the acquisition date of CF&I. As a result of the increased sales volume and changes

                            OREGON STEEL MILLS, INC.


in average selling prices, revenues were $230.1 million and $444.9 million, respectively, for the three and six month periods ended June 30, 1994 compared with $204.1 million and $353.2 million for the corresponding 1993 periods.

The Oregon Steel Division average selling price decreased to $534 per ton in the second quarter 1994 from $542 per ton in the second quarter 1993. Year-to-date average selling prices also decreased to $548 per ton in 1994 from $581 per ton in 1993. These decreases were primarily due to significantly lower average selling prices for large diameter steel pipe produced at the division's Napa facility, partially offset by higher average steel plate selling prices.

The CF&I Steel Division average selling prices increased to $440 per ton in the second quarter 1994 from $422 per ton in the second quarter 1993. Year-to-date average selling prices increased to $444 per ton in 1994 from $424 per ton in 1993. These increases were largely due to price increases announced in the fourth quarter of 1993 for the majority of CF&I's steel products.

Gross profit for the three and six month periods ended June 30, 1994, declined $3.7 million and $6.4 million, respectively, to $21.4 million and $42.1 million. Gross profit as a percentage of sales for the three and six month periods ended June 30, 1994, also declined 3 percent and 4.2 percent, respectively, to 9.3 percent and 9.5 percent. The $3.7 million quarterly decline resulted from a $6.5 million negative average price variance offset by a $2.8 million positive volume variance. The $6.4 million year-to-date decline resulted from a $21.6 million negative average price variance offset by a $15.2 million positive volume variance. Gross profit margins in 1994 were negatively impacted by significantly lower selling prices for large diameter steel pipe shipped from the Company's Napa facility and the associated higher costs of producing a higher quality grade of steel slab at the Company's Portland steel mill to supply the plate products that were needed for producing low carbon pipe grades for international pipe shipments from the Napa facility.

Gross profit margins were also negatively affected by start-up costs relating to the completion and start-up of a portion of the equipment upgrades which are part of the capital improvement program at CF&I. As the capital improvement program is completed at CF&I, the Company expects that gross margins for the last six months of 1994 will be negatively impacted with additional start-up costs and reduced production.

The Company expects that gross margins for the last six months of 1994 will also be negatively impacted by lower sales of large diameter steel pipe from the Napa facility, which the Company currently expects will be substantially lower than the 215,700 tons shipped in the first six months of 1994.

Selling, general and administrative expenses ("SG&A") for the three and six month periods ended June 30, 1994 increased $2.8 million and $7.2 million, respectively, from the corresponding periods in 1993. In the first half of 1994, CF&I accounted for $3.5 million of the total $7.2 million SG&A increase reflecting the inclusion of a full six months of results in 1994, versus four months in 1993. The SG&A increase for the second quarter and the remaining $3.7 million of the increase for the six months was due primarily to additional shipping expenses at the Company's Oregon Steel Division due to increased pipe shipments. SG&A as a percent of sales for the three and six month periods ended June 30, 1994 was 5.9 and 5.8 percent, respectively, compared with 5.2 and 5.3 percent for the corresponding periods in 1993.
The contribution to the employee stock ownership plan and the profit participation expense for the six month period ended June 30, 1994 decreased compared to the corresponding 1993 period reflecting the decreased profitability of the Company in 1994 versus 1993.

Other Income (Expense)
- - ----------------------

Total interest costs for the three and six month periods ended June 30, 1994 were $2.9 million and $5 million, respectively, compared to $1.4 million and $2 million, respectively, for the three and six month periods ended June 30, 1993. These increases were primarily the result of interest costs incurred on debt issued by CF&I in its purchase of the assets of CF&I Steel Corporation and increased bank borrowings to fund higher net working capital requirements and the CF&I capital expenditure program. Capitalized interest for the three and six month periods ended June 30, 1994 were $1.5 million and $2.6 million,

                            OREGON STEEL MILLS, INC.


respectively, compared to $20,000 and $129,000 for the corresponding 1993 periods.

The $2.7 million recovery from settlement of litigation received from the Company's excess liability insurance carrier in the second quarter 1993 related to a former employee lawsuit which was settled in the fourth quarter 1992.


Income Taxes
- - ------------

The Company's effective income tax rate was 38 percent for the three and six month periods ending June 30, 1994 and 30 percent and 33 percent, respectively, for the corresponding 1993 periods. The lower 1993 effective tax rate resulted from the inclusion of the $2.7 million insurance recovery, discussed above, which is not subject to income taxes.


Liquidity and Capital Resources
- - -------------------------------

The Company's cash flow from operations for the six month period ended June 30, 1994 was a negative $19 million compared to a positive cash flow of $63.4 million in the corresponding 1993 period. The major items causing this $82.4 million decrease were reduced net income ($8.9 million), higher trade accounts receivable ($13.7 million), increased inventories ($29.4 million), reduced accounts payable and accrued expenses ($22.9 million), less funds available from refundable income taxes ($6.6 million), and increased payments of other taxes payable ($3 million). The negative operating cash flows were offset in part by the positive effects of increased depreciation and amortization ($1.1 million), and increases in other miscellaneous items ($1 million).

Net working capital at June 30, 1994 decreased $9.8 million from December 31, 1993 due to a $27 million increase in current assets offset by a $36.8 million increase in current liabilities. Trade accounts receivable increased $32.7 million from the end of 1993 to $104.4 million at June 30, 1994. This increase was mainly due to increased sales of welded pipe products in the second quarter of 1994 compared to the fourth quarter of 1993. The current liability increase was due primarily to increases in short-term debt to support the increased trade accounts receivables and the Company's capital spending program.

The Company has received a commitment letter (the "Letter") from its lending banks expressing the banks' intention to provide a $160 million reducing revolving credit facility (the "New Facility"). The New Facility is expected to replace the Company's existing $75 million, $40 million and $20 million credit facilities and CF&I's existing $30 million credit facility described below. It is anticipated that outstanding borrowings under these existing facilities will be repaid from borrowings under the New Facility. As described in the Letter, the New Facility is expected to provide that borrowings of up to $160 million will be available until 1997. The maximum amount of the New Facility will be reduced to $130 million in 1997 and to $100 million in 1998. The New Facility will mature in 1999. The parties may, by mutual agreement, extend the maturity date by up to two years, and any such extension will also extend the scheduled revolver reduction dates described above. The Letter contemplates that borrowings under the New Facility will be guaranteed by the Company's subsidiaries (the "Guarantor Subsidiaries") through which the Company holds its interests in the Napa facility, the Fontana plate mill, the Camrose facility and CF&I. The Letter provides that borrowings under the New Facility will bear interest at a floating rate based on either the banks' base rate, CD rate, the federal funds rate, or LIBOR, plus in certain cases, a margin based on the Company's credit rating, and provides for payment of certain commitment and other fees to the banks. The availability of the New Facility is subject to several conditions, including negotiation and execution of definitive agreements.

The Company maintains a $75 million revolving credit and term loan facility and $40 million revolving credit facility with certain banks. Borrowings under both agreements are guaranteed by the Guarantor Subsidiaries. Borrowings under the $75 million facility will be converted to a term loan on July 1, 1996 and payable in quarterly installments through June 30, 2000. Borrowings under the $40 million facility mature on May 31, 1995. The Company also has a $20 million credit line which provides for borrowings with interest rates and maturity dates as may be agreed with the bank from time to time and which may not be drawn upon without the lending bank's agreement. At June 30, 1994, $76.5 million was outstanding under these credit facilities and an additional $11 million was reserved to cover the Company's obligations under outstanding letters of credit.

                            OREGON STEEL MILLS, INC.


The Company anticipates that these facilities will be replaced by the New Facility.

The Company also maintains a $5 million credit line which is restricted to use for letter of credit obligations and cash advances for up to 90 days and which may not be drawn upon without the lending bank's agreement. At June 30, 1994, approximately $3.2 million of this credit line was reserved to cover obligations under outstanding letters of credit.

Camrose (a 60% owned subsidiary) maintains a Canadian $15 million revolving credit facility with a bank. The facility is collateralized by all of the assets of Camrose and expires on October 31, 1994. Borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. As of June 30, 1994, Camrose had $8.8 million outstanding under this facility.

CF&I maintains a $30 million revolving credit facility with a bank. Borrowings under this facility are limited to a specified percentage of CF&I's eligible trade account receivables. The facility is collateralized by the accounts receivable of CF&I and expires on December 31, 1994. As of June 30, 1994, CF&I had $25 million outstanding under this facility.

The Company's $75 million and $40 million credit agreements contain various restrictive covenants which include, among other things, a minimum current assets to current liability ratio, a minimum interest coverage ratio, a minimum ratio of cash flow to scheduled maturities of long-term debt, a minimum tangible net worth, a maximum ratio of long-term debt to total capitalization, and restrictions on liens, mortgages and additional indebtedness. The Company expects that the New Facility will contain restrictive covenants similar to the foregoing. In addition, Camrose's credit facility contains covenants which, among other things, require that it maintain a specified minimum tangible net worth and which limit liens and mortgages, and CF&I's credit facility contains covenants which, among other things, require that it maintain a specified minimum tangible net worth. In that regard, the Company has entered into a keepwell agreement with CF&I's lending bank (which the Company expects will terminate upon effectiveness of the New Facility) wherein the Company has agreed, among other things, to maintain CF&I's tangible net worth at the level required by the credit facility and has further agreed to guarantee that CF&I will have the cash flow to service the $67.5 million of indebtedness referred to below. Furthermore, agreements relating to the CF&I acquisition prohibit CF&I from making any dividends or distributions prior to May 31, 1995 (except to enable its partners to pay certain taxes) or upon the occurrence of certain specified events of default, and grant the PBGC, which holds a 4.8% limited partnership interest in CF&I, first priority with respect to certain distributions by CF&I to its partners.

CF&I incurred indebtedness in an original principal amount of $67.5 million as part of the purchase price of the assets of CF&I Steel Corporation on March 3, 1993. This debt, which is unsecured, is payable over ten years, plus interest at 9.5%. The Company has agreed to guarantee the payment of the first 25 months' installment cash payments of $21.8 million in addition to its obligations under the keepwell referred to above. At June 30, 1994, the Company's remaining commitment under this guarantee was $8.7 million, and the outstanding balance was $62.5 million, of which $57.4 million was classified as noncurrent.

Capital Expenditures
- - --------------------

The Company has budgeted $129 million of capital expenditures at its manufacturing facilities in 1994 as follows:

The Company started a capital spending program at its CF&I Steel Division in 1993. The program includes expenditures of approximately $183 million in 1993 through 1996 of which $111 million is budgeted for 1994. Major components of the project include the installation of a new bar mill reheat furnace, new rod mill, a continuous caster, and the upgrading of the steelmaking facilities with a new ladle furnace and vacuum degassing system. At June 30, 1994, $63 million of the 1994 budgeted amount was expended.

The Company has also budgeted $24 million of capital expenditures at its Oregon Steel Division for several recurring upgrade projects to the present manufacturing facilities and equipment. Budgeted expenditures for the pipe mills are $12 million, and budgeted expenditures for the plate mills are $12 million. Approximately $18 million of the $24 million capital budget is planned to be expended in 1994 of which $6 million was expended as of June 30, 1994.

                            OREGON STEEL MILLS, INC.


The Company has budgeted $15 million for an approximate 13 percent equity interest in a planned Venezuelan Hot Briquetted Iron ("HBI") plant. The Company expects a $4 million cash outlay during the second half of 1994 for the project.

The Company is currently completing a feasibility study on the merits of installing a new combination rolling mill at the Portland steel mill which will employ Steckel and conventional technology. The Company is also investigating alternative methods of financing in order to fund the project.

                            OREGON STEEL MILLS, INC.


PART II  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               11.0     Statement Regarding Computation of Per Share Earnings

          (b)  Reports on Form 8-K

               During the quarter ended June 30, 1994, no reports on Form 8-K were filed by the Company.



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                OREGON STEEL MILLS, INC.




Date:  August 10, 1994                          /s/ Jackie L. Williams
                                                -------------------------
                                                    Jackie L. Williams
                                                   Corporate Controller
                                              (Principal Accounting Officer)