Form 10-Q
period 1994-09-30
OREGON STEEL MILLS INC
filed 1994-11-14
CIK 830260

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1994
                               --------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------   --------------

Commission File Number       1-9887
                      --------------------


                          OREGON STEEL MILLS, INC.
        (Exact name of registrant as specified in its charter)

       Delaware                                   94-0506370
- - ---------------------------------------------------------------------
  (State or other jurisdiction of                  (IRS Employer
  incorporation or organization)                Identification No.)

   1000 Broadway Building, Suite 2200, Portland, Oregon        97205
- - ----------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

                               (503) 223-9228
- - ----------------------------------------------------------------------
            (Registrant's telephone number, including area code)

- - ----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes   X   No
                                               -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 Par Value                 19,377,343
    -----------------------------          ---------------------------
               Class                       Number Shares Outstanding
                                           (as of October 31, 1994)

                          OREGON STEEL MILLS, INC.
                                   INDEX


                                                                 Page
                                                                 ----
PART I.   FINANCIAL  INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets
                     September 30, 1994 (unaudited)
                     and December 31, 1993 . . . . . . . . . . . . .2

                   Consolidated Statements of Income (unaudited)
                     Three months and nine months ended
                     September 30, 1994 and 1993 . . . . . . . . . .3

                   Consolidated Statements of Cash Flows (unaudited)
                     Nine months ended September 30, 1994
                     and 1993  . . . . . . . . . . . . . . . . . . .4

                   Notes to Consolidated Financial
                     Statements (unaudited). . . . . . . . . . .5 - 6

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations . . . 7 - 11


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K . . . . . . . .12


SIGNATURES          . . . . . . . . . . . . . . . . . . . . . . . .12

                         OREGON STEEL MILLS, INC.
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                      September 30,    December 31,
                                           1994           1993
                                       (Unaudited)         (1)
                                      -------------    ------------
                          ASSETS
Current assets:
   Cash and cash equivalents              $   3,755       $   9,623
   Trade accounts receivable, net            80,831          71,649
   Inventories                              159,268         160,504
   Other current assets                      12,823          14,007
                                          ---------       ---------
     Total current assets                   256,677         255,783
                                          ---------       ---------

Property, plant and equipment:
   Land and improvements                     25,067          24,466
   Buildings                                 36,064          35,821
   Machinery and equipment                  215,481         240,833
   Construction in progress                 122,133          34,605
                                           --------        --------
                                            398,745         335,725
   Accumulated depreciation                 (93,024)       (104,300)
                                           --------        --------
                                            305,721         231,425
                                           --------        --------

Excess of cost over net assets acquired      38,873          39,474
Other assets                                 23,932          22,988
                                           --------        --------
                                           $625,203        $549,670
                                           ========        ========
                         LIABILITIES
Current liabilities:
   Current portion of long-term debt       $  5,292        $  4,680
   Short-term debt                           50,236          14,225
   Accounts payable                          68,239          75,419
   Accrued expenses                          29,156          21,998
                                           --------        --------
     Total current liabilities              152,923         116,322
Long-term debt                              116,070          76,487
Other deferred liabilities                   54,309          52,130
Deferred income taxes                         9,075          16,514
                                           --------        --------
                                            332,377         261,453
                                           --------        --------

Minority interests                           18,508          12,975
                                           --------        --------
                    STOCKHOLDERS' EQUITY
Common stock                                    194             193
Additional paid-in capital                  150,090         149,340
Retained earnings                           127,422         128,924
Minimum pension liability adjustment           (297)           (297)
                                           --------        --------
                                            277,409         278,160
Cumulative foreign currency translation
  adjustment                                 (3,091)         (2,918)
                                           --------         -------
                                            274,318         275,242
                                           --------         -------
                                           $625,203        $549,670
                                           ========        ========

(1)  Condensed from audited financial statements.

  The accompanying notes are an integral part of the consolidated financial statements.

                                      OREGON STEEL MILLS, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                              (In thousands, except per share amounts)
                                           (Unaudited)
                                                            Three Months Ended            Nine Months Ended
                                                               September 30                 September  30
                                                            --------------------        ----------------------
                                                              1994        1993             1994         1993
                                                            --------    --------        ----------   ---------
Sales                                                       $193,053    $174,183         $646,721    $527,334

Costs and expenses:
  Cost of sales                                              178,179     161,701          589,740     466,338
  Provision for rolling mill closures                         22,134           -           22,134           -
  Selling, general and administrative expenses                12,185      10,555           38,094      29,257
  Contribution to employee stock ownership plan                    -           -              501         752
  Profit participation                                           164           -            1,217       4,654
                                                            --------    --------         --------    --------
           Operating income (loss)                           (19,609)      1,927           (4,965)     26,333

Other income (expense):
  Interest and dividend income                                   109         306              357         725
  Interest expense                                              (663)     (1,183)          (3,106)     (3,072)
  Other income (expense), net                                    334         (29)             586        (529)
  Settlement of litigation                                         -           -                -       2,750
  Gain on sale of subsidiary's common stock                   12,323           -           12,323           -
  Minority interests                                            (843)       (413)          (2,050)     (1,533)
                                                           ---------    --------        ---------    --------
           Income (loss) before income taxes                  (8,349)        608            3,145      24,674
Provision for income taxes benefit (expense)                   7,855        (588)           3,487      (8,634)
                                                           ---------    --------        ---------    --------
           Net income (loss)                               $    (494)   $     20        $   6,632    $ 16,040
                                                           =========    ========        =========    ========

Primary and fully diluted net income (loss) per
      common and common equivalent share                       ($.02)        $.0             $.33        $.81

Dividends declared per common share                             $.14        $.14             $.42        $.42

Weighted average common shares
      and common equivalents outstanding                      19,976      19,946           19,972      19,781


                      The accompanying notes are an integral part of the consolidated financial statements.

                                                       OREGON STEEL MILLS, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)(unaudited)
                                                                                      Nine Months Ended September 30
                                                                                      ------------------------------
                                                                                        1994                  1993
                                                                                      --------              --------
Cash flows from operating activities:
  Net income                                                                          $  6,632              $ 16,040
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation and amortization                                                     16,901                15,828
      Provision for rolling mill closures                                               22,134                     -
      Change in deferred income taxes                                                   (7,438)                3,761
      Accruals for contribution of common stock
        to employee stock ownership plan                                                   500                   750
      Gain on sale of subsidiary's common stock                                        (12,323)                    -
      (Gain) loss on disposal of property, plant and equipment                             (82)                  501
      Change in post-retirement benefit obligation, net                                  2,210                   731
      Change in non-current pension cost                                                  (725)                  (86)
      Minority's share of income                                                         1,056                 1,602
      Other, net                                                                          (179)                 (262)
      Changes in current assets and liabilities related to operations                  (26,949)               30,352
                                                                                      --------              --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                              1,737                69,217
                                                                                      --------              --------
Cash flows from investing activities:
  Additions to property, plant and equipment                                           (92,588)              (21,300)
  Proceeds from disposal of property, plant and equipment                                  352                 1,636
  Increase in long-term investments                                                          -                (1,510)
  Investment in CF&I Steel, L.P.                                                             -                (8,039)
  Other, net                                                                              (707)                   79
                                                                                      --------              --------
  NET CASH USED BY INVESTING ACTIVITIES                                                (92,943)              (29,134)
                                                                                      --------              --------
Cash flows from financing activities:
  Net borrowings (payments) under revolving
    loan agreements                                                                     79,293                (7,011)
  Other reductions of debt                                                              (3,105)               (1,998)
  Proceeds from sale of subsidiary's common stock                                       16,800                     -
  Dividends paid                                                                        (8,134)               (8,107)
  Other, net                                                                               260                   (31)
                                                                                      --------              --------
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                      85,114               (17,147)
                                                                                      --------              --------
Effects of foreign currency exchange rate changes on cash                                  224                   (52)
                                                                                      --------              --------
Net increase (decrease) in cash and cash equivalents                                    (5,868)               22,884
Cash and cash equivalents at beginning of period                                         9,623                 5,177
                                                                                      --------              --------
Cash and cash equivalents at end of period                                            $  3,755              $ 28,061
                                                                                      ========              ========

Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest                                                                           $7,392                $3,870
     Income taxes                                                                       $3,954                $2,704


NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
During the nine months ended September 30, 1994, the Company acquired additional property, plant and equipment for
$16.2 million which was included in accounts payable at September 30, 1994.

Non-cash investing and financing activities related to the Company's investment in CF&I Steel, L.P. are described in Note 4 to the consolidated financial statements.

During the nine months ended September 30, 1994, the Company incurred a non-cash after tax charge of $12.9 million to reduce the carrying value of various pieces of property, plant and equipment, inventories, and other operating supplies relating to the closure of the Fontana rolling mill and for those assets unlikely to be used following the construction of the Combination Mill at the Portland steel mill.

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

2.    Inventories
      -----------

      Inventories consist of:

                                  September 30,       December 31,
                                      1994               1993
                                  -------------       ------------
                                            (In thousands)


      Raw materials                   $ 23,621           $ 26,242
      Semi-finished product             59,571             51,759
      Finished product                  55,663             62,104
      Stores and operating supplies     20,413             20,399
                                      --------           --------
                                      $159,268           $160,504
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

      On October 26, 1994, the Board of Directors declared a quarterly cash dividend of 14 cents per share to be paid November 30, 1994, to stockholders of record as of November 11, 1994.

4.    Business Acquisition
      --------------------

      On March 3, 1993, New CF&I, Inc. ("General Partner"), a wholly-owned subsidiary of the Company, acquired for $22.2 million a
      95.2 percent interest in a newly formed limited partnership, CF&I Steel, L.P., ("CF&I"). The remaining 4.8 percent interest is owned by the Pension Benefit Guaranty Corporation ("Limited Partner").

      Concurrent with the formation of CF&I and the acquisition of the partnership interest by the General Partner, CF&I purchased from CF&I Steel Corporation substantially all of the assets of its steelmaking, fabricating, metals and railroad businesses ("Business"). The purchase price for the Business was $113.1 million paid by the General Partner's capital contribution of $22.2 million (consisting of $7.3 million cash, $3.1 million capitalized direct acquisition costs, 598,400 shares of Company common stock valued at $11.2 million to be issued ten years from March 3, 1993, and by the delivery of warrants to purchase 100,000 shares of Company common stock at $35 per share for five years valued at $556,000), by the Limited Partner's capital contribution of an asset valued at $1.2 million, by installment payments to be paid by CF&I totalling $67.5 million in principal plus interest at 9.5 percent over a period of 10 years, and by the assumption of noncontingent liabilities of CF&I Steel Corporation in the aggregate amount of $18.5 million, and by the assumption of a liability for post-

                     OREGON STEEL MILLS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

      retirement health care benefits of $3.7 million. The Company has guaranteed the payment of the first 25 months of cash installment payments on the $67.5 million note (a total of approximately $6.7 million of principal and interest remains at September 30, 1994), and the performance of certain capital expenditures for improvements at the facilities being acquired in the aggregate amount of $40 million.

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

5.    Minority Investment in New CF&I, Inc.
      -------------------------------------

      In August 1994, the Company sold a 10 percent equity interest in its subsidiary, New CF&I, Inc., to a wholly-owned subsidiary of Nippon Steel Corporation (together with its subsidiaries, "Nippon"). In connection with that sale, Nippon agreed to license to the Company its proprietary technology for producing deep head-hardened ("DHH") rail products, as well as to provide certain production equipment to produce DHH rail. The cost of that equipment is included in the capital expenditure program.

      New CF&I, Inc. received a cash payment of $16.8 million in connection with the transaction. The sale resulted in a gain of approximately $12.3 million for the Company. The gain is not subject to federal or state income taxes.

6.    Provision for Rolling Mill Closure
      ----------------------------------

      The Board of Directors of the Company have approved the construction at the Company's Portland, Oregon steel mill of a new steckel combination mill ("Combination Mill") subject to the securing of financing. A commitment for financing for this project was secured by the Company in October of 1994. The Company anticipates the startup of the Combination Mill to be during the second quarter of 1996. In the third quarter of 1994, the Company recorded a non-cash charge of $5.5 million, net of taxes of $3.4 million, to reduce the carrying value of various pieces of plant and equipment and inventories located at the Company's Portland, Oregon steel mill which are unlikely to be used following the completion of the Combination Mill.

      The Company also announced the permanent closure of its Fontana plate mill ("Fontana Facility"). It is anticipated that the Fontana Facility will cease plate production in the fourth quarter of 1994 and close permanently in the second quarter of 1995. As a result of the closure, the Company recognized a net loss on the disposal of property, plant and equipment, and exit costs of $8.2 million, net of taxes of $5 million. Of this net amount, approximately $7.4 million is a non-cash charge relating to the write-off of production supplies and property, plant and equipment.

                     OREGON STEEL MILLS, INC.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

General
- - -------

The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its wholly-owned and majority-owned subsidiaries, (the "Company"), Napa Pipe Corporation ("Napa"), Oregon Steel Mills - Fontana Division, Inc. ("Fontana"), Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), 90 percent owned New CF&I, Inc. which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"), and certain other insignificant subsidiaries. CF&I acquired substantially all of the steelmaking, fabricating, metals and railroad business of CF&I Steel Corporation located in Pueblo, Colorado on March 3, 1993.

Results of Operations
- - ---------------------

The following table sets forth, by division for the periods indicated, tonnage sold, revenues and average selling price per ton:

                             Three Months Ended     Nine Months Ended
                               September 30          September 30 (2)
                             ------------------     -----------------
                               1994       1993      1994         1993
                               ----       ----      ----         ----
Tons:
   Oregon Steel Division (1):
     Plate products           109,900   123,500    318,300     336,500
     Welded pipe products     101,800    65,700    376,600     262,500
     Semi-finished products     2,800     7,300      4.200      17,900
   CF&I Steel Division        176,600   192,500    581,000     449,100
                              -------   -------  ---------   ---------
          Total               391,100   389,000  1,280,100   1,066,000
                              =======   =======  =========   =========

Revenues (in thousands):
   Oregon Steel Division (1) $115,130  $ 92,560   $389,285    $336,977
   CF&I Steel Division         77,923    81,623    257,436     190,357
                             --------  ---------  --------    --------
          Total              $193,053  $174,183   $646,721    $527,334
                             ========  ========   ========    ========

Average selling price per ton:
   Oregon Steel Division (1)     $537      $471       $557        $546
   CF&I Steel Division           $441      $424       $443        $424
         Average                 $494      $448       $505        $495


     (1) The Oregon Steel Division consists of the operations of Oregon Steel Mills, Inc., Napa, Fontana and Camrose.

     (2) The increase in shipments of the CF&I Steel Division primarily reflects inclusion of a full nine months of results in 1994, while the nine months of 1993 results included only shipments from March 3, 1993, the date of the CF&I acquisition.

The third quarter consolidated average selling price increased from $448 per ton in 1993 to $494 per ton in 1994. The increase was primarily due to price increases in most of the Company's products and product mix changes. Higher selling prices at both Napa and Camrose pipe mills in the third quarter of 1994 versus 1993, along with a higher percentage of welded pipe tons sold to total tons sold had the largest impact on the third quarter consolidated selling price per ton. The ratio of both steel plate and CF&I steel product shipments to total tons shipped in the third quarter of 1994 decreased from the third quarter of 1993. On average, the price for welded pipe commands the highest price for the Company followed by average prices for steel plate, and lastly CF&I's steel products.

The year-to-date consolidated average selling price increased from $495 per ton in 1993 to $505 per ton in 1994. The increase was primarily due to price increases in most of the Company's products and product mix changes. The Company realized price increases for substantially all products except welded pipe shipped from the Napa pipe

                       OREGON STEEL MILLS, INC.

mill. The negative impact of lower selling prices for welded pipe from the Napa pipe mill was offset by increased selling prices for welded pipe shipped from the Company's Camrose pipe mill and by CF&I's higher selling prices for CF&I steel products.

Consolidated tonnage sold increased 2,100 tons to 391,100 tons in the third quarter of 1994 compared to the third quarter of 1993 and increased 214,100 tons to 1.3 million tons for the first nine months of 1994 compared to the first nine months of 1993. The additional tonnage increase for the nine month period is primarily the result of additional welded pipe sold and shipped from the Company's Napa pipe mill and inclusion of CF&I sales for nine months in 1994 compared to sales in the comparable period from March 3, 1993, the acquisition date of CF&I. As a result of the increased sales volume and average selling prices, revenues were $193.1 million and $646.7 million, respectively, for the three and nine month periods ended September 30, 1994 compared with $174.2 million and $527.3 million for the corresponding 1993 periods.

Gross profit for the three and nine month periods ended September 30, 1994, increased $2.4 million and decreased $4 million from the corresponding 1993 period to $14.9 million and $57 million, respectively. Gross profit as a percentage of sales for the three and nine month periods ended September 30, 1994, increased .5 percent and decreased 2.8 percent, respectively, to 7.7 percent and 8.8 percent. The majority of the $2.4 million quarterly increase resulted from a $2.3 million positive average margin variance. The $4 million year-to-date decrease resulted from a $16.3 million negative average margin variance offset by a $12.3 million positive volume variance. Gross profit margins for the first nine months of 1994 were negatively impacted by significantly lower selling prices for welded pipe shipped from the Company's Napa pipe mill and the associated higher costs of producing a higher quality grade of steel slab at the Company's Portland steel mill to supply the plate products that were needed for producing low carbon pipe grades for international shipments from the Napa pipe mill.

Gross profit margins were also negatively affected by start-up costs relating to the completion and start-up of a portion of the equipment upgrades which are part of the capital improvement program at CF&I and higher costs and lower volumes associated with a three week outage at CF&I's bar mill which was caused by a minor explosion. As the capital improvement program is completed at CF&I, the Company expects that gross margins for the last three months of 1994 will be negatively impacted with additional start-up costs and reduced production.

During the third quarter of 1994, the Company recognized the loss associated with the closure of its Fontana plate mill and the provision for loss on the shutdown of the existing Portland rolling mill at completion of the construction of the steckel combination mill ("Combination Mill"). Of the $13.7 million after-tax charge, approximately $13 million is a non-cash charge relating to the write-off of production supplies and property, plant and equipment. The decision to permanently close the Company's Fontana plate mill was based upon the high operating costs of the facility and the current depressed pricing in the international welded pipe market and the lack of domestic pipeline activity.

Selling, general and administrative expenses ("SG&A") for the three and nine month periods ended September 30, 1994 increased $1.6 million and $8.8 million, respectively, from the corresponding periods in 1993. The SG&A increase for the third quarter of 1994 was due primarily to increased welded pipe shipments from the Company's Oregon Steel Division. Generally, shipping costs per ton for welded pipe are more than other Company products. For the first nine months of 1994, CF&I accounted for $4 million of the total $8.8 million SG&A increase reflecting the inclusion of a full nine months of results in 1994, versus seven months in 1993. The remaining $4.8 million SG&A increase for the nine months was due primarily to additional shipping expenses due to increased shipments. SG&A as a percent of sales for the three and nine month periods ended September 30, 1994 was 6.3 and 5.9 percent, respectively, compared with 6.1 and 5.5 percent for the corresponding periods in 1993.

The contribution to the employee stock ownership plan and the profit participation expense for the nine month period ended September 30, 1994 decreased compared to the corresponding 1993 period reflecting the decreased profitability of the Company in 1994 versus 1993.

                           OREGON STEEL MILLS, INC.



Other Income (Expense)
- - ----------------------

Total interest costs for the three and nine month periods ended September 30, 1994 were $2.9 million and $7.9 million, respectively, compared to $1.2 million and $3.2 million, respectively, for the three and nine month periods ended September 30, 1993. These increases were primarily the result of interest costs incurred on debt issued by CF&I in its purchase of the assets of CF&I Steel Corporation and increased bank borrowings to fund working capital requirements and the CF&I capital expenditure program. Capitalized interest costs for the three and nine month periods ended September 30, 1994 were $2.2 million and $4.8 million, respectively, compared to $35,000 and $164,000 for the corresponding 1993 periods.


The $2.8 million recovery from settlement of litigation received from the Company's excess liability insurance carrier in the second quarter of 1993 related to former employee lawsuits which were settled in the fourth quarter of 1992.

The $12.3 million gain on sale of a subsidiary's common stock in the third quarter of 1994 was realized from the sale of a 10 percent equity interest in New CF&I, Inc. to a subsidiary of Nippon Steel
Corporation.

Income Taxes
- - ------------

The Company's effective income tax rate was 94 and 111 percent for the three and nine month periods ended September 30, 1994 compared to 97 percent and 35 percent, respectively, for the corresponding 1993 periods. The three and nine months ended September 30, 1993 included $357,000 additional tax expense to reflect the tax affect of the Omnibus Budget Reconciliation Act of 1993, signed into law on August 10, 1993. Income before income taxes for the nine months ended September 30, 1993 also included the $2.8 million insurance recovery, discussed above, which is not subject to income taxes. The three and nine months ended September 30, 1994 income before income taxes included the $12.3 million gain on the sale of a 10 percent equity interest in New CF&I, Inc. which was not subject to income tax.

Liquidity and Capital Resources
- - -------------------------------

The Company's cash flow from operations for the nine month period ended September 30, 1994 was a positive $1.7 million compared to a positive cash flow of $69.2 million in the corresponding 1993 period. The major items causing this $67.5 million decrease were reduced operating income ($9.2 million net of $22.1 million non-cash charge for the provision for loss due to rolling mill closures), a lower reduction of inventories in 1994 than in 1993 ($31.2 million), reduced accounts payable and accrued expenses ($23 million), less funds available from refundable income taxes ($2.3 million), and increased payments of other taxes payable ($2.7 million).

Net working capital at September 30, 1994 decreased $35.7 million from December 31, 1993 due to a $36.6 million increase in current liabilities. The current liability increase was due primarily to increases in short-term debt to support the Company's capital spending programs.

The Company has received a commitment letter (the "Letter") from its lending banks expressing the banks' intention to provide a $100 million revolving credit facility, and a $200 million term loan facility (the "Senior Credit Facilities"). The Senior Credit Facilities are expected to replace the Company's existing $75 million, $40 million and $20 million credit facilities and CF&I's existing $30 million credit facility described below. It is anticipated that outstanding borrowings under these existing facilities will be repaid from borrowings under the Senior Credit Facilities. The Senior Credit Facilities will be collateralized by the combined inventory, accounts receivable, and general intangible assets

                          OREGON STEEL MILLS, INC.

of the Company and certain subsidiaries, as well as the Company's pledge of its common stock of certain major subsidiaries. Maximum borrowing available under the revolving credit facility will be dependent on the value of the combined inventory and accounts receivable of the Company and its various subsidiaries.

The revolving credit facility expires in December of 1997. By mutual agreement between the Company and its lending banks, the maturity may be extended two additional years to December 1999. The term loan facility will require quarterly installment payments of principal commencing June 30, 1997, and continuing until the final maturity date of December 31, 1999. Interest on both facilities will be paid quarterly.

The Letter contemplates that borrowings under the Senior Credit Facilities will be guaranteed by the Company's subsidiaries (the "Guarantor Subsidiaries") through which the Company holds its interests in Napa, Camrose and CF&I. The Letter provides that borrowings under the Senior Credit Facilities will bear interest at a floating rate based on either the banks' base rate, or LIBOR, plus a margin based on the Company's earnings and total debt, and provides for payment of certain commitment and other fees to the banks. The availability of the Senior Credit Facilities is subject to several conditions, including negotiation and execution of definitive agreements, which are expected to be completed during the fourth quarter of 1994.

The Company maintains a $75 million revolving credit and term loan facility and $40 million revolving credit facility with certain banks. Borrowings under both agreements are guaranteed by the Guarantor Subsidiaries. Borrowings under the $75 million facility will be converted to a term loan on July 1, 1996 and payable in quarterly installments through June 30, 2000. Borrowings under the $40 million facility mature on May 31, 1995. The Company also has a $20 million credit line which provides for borrowings with interest rates and maturity dates as may be agreed with the bank from time to time and which may not be drawn upon without the lending bank's agreement. At September 30, 1994, $80.3 million was outstanding under these credit facilities of which $60 million was classified as noncurrent. An additional $9.9 million was reserved to cover the Company's obligations under outstanding letters of credit. The Company anticipates that these facilities will be replaced by the Senior Credit Facilities.

The Company also maintains a $5 million credit line which is restricted to use for letter of credit obligations and cash advances for up to 90 days and which may not be drawn upon without the lending bank's agreement. At September 30, 1994, approximately $3.2 million of this credit line was reserved to cover obligations under outstanding letters of credit.

Camrose (a 60 percent-owned subsidiary) maintains a Canadian $15 million revolving credit facility with a bank. The facility is collateralized by all of the assets of Camrose and expires on October 31, 1994. Borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivables and inventories. As of September 30, 1994, Camrose had $8.9 million outstanding under this facility. The Company and the lending bank have agreed to a two-year renewal of this facility on substantially the same terms as are currently in effect. Such renewal is subject to several conditions, including negotiation and execution of definitive agreements.

CF&I maintains a $30 million revolving credit facility with a bank. Borrowings under this facility are limited to a specified percentage of CF&I's eligible trade accounts receivables. The facility is collateralized by the accounts receivables of CF&I and expires on December 31, 1994. As of September 30, 1994, CF&I had $21 million outstanding under this facility. The Company anticipates that this facility will be replaced by the Senior Credit Facilities.

CF&I incurred indebtedness in an original principal amount of $67.5 million as part of the purchase price of the assets of CF&I Steel Corporation on March 3, 1993. This debt, which is unsecured, is payable over ten years, plus interest at 9.5 percent. The Company has agreed to guarantee the payment of the first 25 months' installment cash payments of $21.8 million in addition to its obligations under the keepwell referred to above. At September 30, 1994, the Company's remaining commitment under this guarantee was $6.7 million, and the outstanding balance was $61.4 million, of which $56.1 million was classified as noncurrent.

The Company's $75 million and $40 million credit agreements contain various restrictive covenants which include, among other things, a minimum current assets to current liability ratio, a minimum interest coverage ratio, a minimum

                           OREGON STEEL MILLS, INC.

ratio of cash flow to scheduled maturities of long-term debt, a minimum tangible net worth, a maximum ratio of long-term debt to total capitalization, and restrictions on liens, mortgages and additional indebtedness. The Company expects that the Senior Credit Facilities will contain restrictive covenants similar to the foregoing. In addition, Camrose's credit facility contains covenants which, among other things, require that it maintain a specified minimum tangible net worth and which limit liens and mortgages, and CF&I's credit facility contains covenants which, among other things, require that it maintain a specified minimum tangible net worth. In that regard, the Company has entered into a keepwell agreement with CF&I's lending bank (which the Company expects will terminate upon effectiveness of the Senior Credit Facility) wherein the Company has agreed, among other things, to maintain CF&I's tangible net worth at the level required by the credit facility and has further agreed to guarantee that CF&I will have the cash flow to service the remaining balance of the indebtedness referred to below. Furthermore, agreements relating to the CF&I acquisition prohibit CF&I from making any dividends or distributions prior to May 31, 1995 (except to enable its partners to pay certain taxes), or upon the occurrence of certain specified events of default, and grant the PBGC, which holds a 4.8 percent limited partnership interest in CF&I, first priority with respect to certain distributions by CF&I to its partners.

Capital Expenditures
- - --------------------

The Company started a capital spending program at its CF&I Steel Division in 1993. The program includes expenditures of approximately $183 million in 1993 through 1996 of which $115 million is budgeted for 1994. Major components of the project include the installation of a new bar mill reheat furnace, new rod mill, a continuous caster, and the upgrading of the steelmaking facilities with a new ladle furnace and vacuum degassing system. At September 30, 1994, $90 million of the 1994 budgeted amount was expended.

The Company has also budgeted $17 million of capital expenditures at its Oregon Steel Division for several recurring upgrade projects to the present manufacturing facilities and equipment. Budgeted expenditures for the pipe mills are $7 million, and budgeted expenditures for the Portland steel mill are $10 million.
Approximately $11 million of the $17 million capital budget is planned to be expended in 1994 of which $8 million was expended as of September 30, 1994.

The Company has budgeted approximately $190 million through 1996 for the Combination Mill of which $9 million is expected to be expended in 1994. As of September 30, 1994, $6 million has been expended. The Combination Mill budget includes the installation of a new reheat furnace, a 4-high rolling mill with coiling furnaces, a vertical edging mill, a down coiler, on-line accelerated cooling, hot leveling and plate shearing equipment. The new mill will be capable of producing wider steel plate than any such combination mill currently operating in the world. It is expected to provide considerable manufacturing flexibility and supply all of the Company's trade plate requirements (both commodity and specialty), skelp for large diameter line pipe, plus hot-rolled coils for such applications as electric resistance welded (ERW) pipe. The Combination Mill, as currently planned, would be capable of producing widths from 48" to 136" with a discrete plate thickness range of 3/16" to 8". Coiled products would range from 48" to 120" wide and from .090" through .75" thickness.

The Company has budgeted $15 million for an approximate 13 percent equity interest in a planned Venezuelan Hot Briquetted Iron ("HBI") plant. No expenditures on this project are expected in 1994.

The Company believes that anticipated needs for working capital and the capital expenditure program noted above will be met from existing cash balances, funds generated from operations and borrowings pursuant to the Senior Credit Facilities.

PART II  OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)    Exhibits

                     11.0     Statement Regarding Computation of Per
                              Share Earnings

              (b)    Reports on Form 8-K

                     During the quarter ended September 30, 1994, no reports on Form 8-K were filed by the Company.



                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          OREGON STEEL MILLS, INC.




Date:  November 11, 1994                 /s/ Jackie L. Williams
                                        -----------------------------
                                            Jackie L. Williams
                                            Corporate Controller
                                        (Principal Accounting Officer)