Form 10-K
period 1994-12-31
OREGON STEEL MILLS INC
filed 1995-03-21
CIK 830260


                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-K

           ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994    COMMISSION FILE NUMBER
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

   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (503) 223-9228

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      Title of each class             Name of each exchange on which
      -------------------             ------------------------------
                                      registered
                                      ----------
  Common Stock, $.01 par value
  per share                              New York Stock Exchange

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

                          Yes  X      No
                             ----        ----

     State the aggregate market value of the voting stock held by non-affiliates of the registrant.

            BASED ON LAST SALE, JANUARY 31, 1995: $310,037,488

     Indicate the number of shares outstanding of each of the registrant's classes of stock as of January 31, 1995:

       COMMON STOCK, $.01 PAR VALUE               19,377,343
       ----------------------------               ----------
            (Title of Class)           (Number of shares outstanding)

                  DOCUMENTS INCORPORATED BY REFERENCE:

   Proxy statement for the Registrant's Annual Meeting of Stockholders to be held April 28, 1995 is incorporated by reference into Part III of this report.

                      OREGON STEEL MILLS, INC.
                         TABLE OF CONTENTS
                                                               PAGE
                                                               ----
PART I
  ITEM 1.   BUSINESS........................................      1
              General.......................................      1
              Capital Expenditures..........................      2
              Business Strategy.............................      3
              Products......................................      5
              Raw Materials.................................      7
              Marketing and Customers.......................      8
              Competition and Other Market Factors..........     10
              Environmental Matters.........................     11
              Employees.....................................     13

  ITEM 2.   PROPERTIES......................................     14
  ITEM 3.   LEGAL PROCEEDINGS...............................     15
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS..............................     15
              Executive Officers of the Registrant..........     15

PART II
  ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND
              RELATED STOCKHOLDER MATTERS...................     16
  ITEM 6.   SELECTED FINANCIAL DATA.........................     16
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS....................................     17
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....     23
  ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE..........................     43

PART III
  ITEMS 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE
    and 11. REGISTRANT AND EXECUTIVE COMPENSATION...........     43
  ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT.........................     43
  ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..     43

PART IV
  ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K...........................     43


                               PART I
ITEM 1. BUSINESS

GENERAL

     Oregon Steel Mills, Inc. (the "Company" or the "Registrant") was founded in 1926 by William G. Gilmore and was incorporated in California in 1928. The Company reincorporated in Delaware in 1974. The Company changed its name in December 1987 from Gilmore Steel
Corporation to Oregon Steel Mills, Inc.

     During 1994, the Company operated two steel mills and five finishing facilities serving the United States, Canada and certain international markets. The Company manufactures and markets one of the broadest lines of specialty and commodity steel products of any domestic minimill company. In 1993, the Company organized into two business units known as the Oregon Steel Division and the CF&I Steel Division.

     The Oregon Steel Division is centered on the Company's Portland, Oregon steel minimill (the "Portland Steel Mill"), which supplies steel for the Company's steel plate and large diameter pipe finishing facilities. The Portland Steel Mill operates under the name of Oregon Steel Mills, Inc. The wholly-owned and majority-owned operating divisions, which are included in the Oregon Steel Division, are:
Oregon Steel Mills - Fontana Division, Inc., a steel plate rolling mill in Fontana, California (the "Fontana Plate Mill"); Napa Pipe Corporation, a large diameter steel pipe mill and fabrication facility in Napa, California (the "Napa Facility"); and Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), a large diameter pipe and electric resistance welded ("ERW") pipe facility in Camrose, Alberta, Canada (the "Camrose Facility"). The Company ceased operating the Fontana Plate Mill during the fourth quarter of 1994.

     The CF&I Steel Division consists of the steelmaking and finishing facilities of CF&I Steel, L.P. ("CF&I") located in Pueblo, Colorado (the "Pueblo Steel Mill"). The Company owns 90 percent of New CF&I, Inc., which owns a 95.2 percent general partnership interest in CF&I. The Pueblo Steel Mill is a steel minimill which produces long-length and standard steel rails, seamless oil country tubular goods ("OCTG"), wire rod, wire and bar products.

     In total, the Company produces eight steel products which include most standard grades of steel plate, a wide range of higher margin specialty steel plate, large diameter steel pipe, ERW pipe, long-length and standard rails, OCTG, wire rod, wire and bar products. The steel industry, including the steel products manufactured by the Company, has been highly cyclical and is generally characterized by overcapacity, both domestically and internationally.

     The Portland Steel Mill is the only hot-rolled steel plate minimill and one of two steel plate producers located in the eleven western states. The Portland Steel Mill produces slab thicknesses of 6", 7" and 8" and has an annual rolling mill capacity, depending on product mix, of up to 450,000 tons of finished steel plate in widths of up to 102".

     The Company's Napa Facility produces large diameter pipe of a quality suitable for use in high pressure oil and gas transmission pipelines. The Napa Facility can produce pipe with an outside diameter ranging from 16" to 42", with wall thicknesses of up to 1-1/16" and in lengths of up to 80 feet, and can process two different sizes of pipe simultaneously in its two finishing sections. Depending on product mix, the Napa Facility has an annual capacity in excess of 350,000 tons of pipe. Substantially all of the Napa Facility's requirements for specialty steel plate, which is fabricated into steel pipe, are currently supplied by the Portland Steel Mill and until December of 1994, the Fontana Plate Mill.

     The Company expanded its plate rolling capacity by commencing operations at the Fontana Plate Mill in December 1989. Depending on product mix, the Fontana Plate Mill had an annual rolling mill capacity of up to 750,000 tons of finished steel plate, bringing the Company's total plate rolling capacity to approximately 1.2 million tons per year. The Fontana Plate Mill can roll plate up to 136" wide, which is sufficient for fabricating the Napa and Camrose Facilities' largest diameter pipe products. The Company acquired the rolling mill machinery used at the Fontana Plate Mill in November 1989 for approximately $7.5 million. The land and buildings at the Fontana

                                 1

Plate Mill are leased by the Company. In the third quarter, the Company announced the permanent closure of the Fontana Plate Mill and it ceased plate production in the fourth quarter.

     The Company acquired a 60 percent interest in the Camrose Facility in June 1992 for approximately $18 million from Stelco, Inc., a large Canadian steel producer. The Camrose Facility has two pipe manufacturing mills. One is a large diameter pipe mill similar to that of the Napa Facility, and the other is an ERW pipe mill which produces steel pipe used in the oil and gas industry for drilling and distribution. The large diameter pipe mill produces pipe in lengths of up to 80 feet with a diameter ranging from 20" to 42" with maximum wall thickness limited to about 70 percent of the Napa Facility. Depending upon the product mix, the annual capacity for large diameter pipe is up to 184,000 tons. The ERW mill produces pipe in sizes ranging from 4.5" to 16" in diameter and has an annual nominal capacity of up to 142,000 tons depending upon product mix.

     On March 3, 1993, New CF&I, Inc., a wholly-owned subsidiary of the Company, acquired for $22.2 million a 95.2 percent interest in a newly formed limited partnership, CF&I. The remaining 4.8 percent interest is owned by the Pension Benefit Guaranty Corporation. CF&I purchased substantially all of the steelmaking, fabricating, metals and railroad business assets of CF&I Steel Corporation for $113.1 million. The Pueblo Steel Mill has melting capacity in excess of 1 million tons and a finished ton capacity of approximately 1.5 million tons. In August of 1994, the Company sold a 10 percent equity interest in New CF&I, Inc. to a wholly-owned subsidiary of Nippon Steel Corporation ("Nippon"). In connection with that sale, Nippon agreed to license to the Company a proprietary technology for producing deep head-hardened ("DHH") rail products as well as to provide certain production equipment to produce DHH rail. New CF&I, Inc. received a cash payment of $16.8 million in connection with that transaction.

CAPITAL EXPENDITURES

     As part of its strategy to be a low cost producer of steel products, the Company has undertaken extensive capital expenditure programs at its Portland and Pueblo Steel Mills. The purposes of the programs are to (i) reduce the cost of plate rolling and other finishing operations at the Portland Steel Mill while increasing yields and capacities, (ii) improve the steelmaking capability at the Pueblo Steel Mill, and (iii) reduce the cost of producing rail, rod and bar, and other products at the Pueblo Steel Mill while improving product quality and expanding the specialty grades that can be manufactured there. The Company also expects to invest in alternate metallic capability to help stabilize raw materials costs.

     Construction of the Combination Mill at Portland. The Company has begun construction of a new Steckel combination rolling mill (the "Combination Mill") at its Portland Steel Mill which is expected to cost approximately $190 million and to reduce average production costs for commodity and specialty grades of plate, primarily as a result of higher product yields as well as a reduction in transportation and labor costs as all of the Company's plate production is shifted to the Portland Steel Mill. The project is expected to include installation of a new reheat furnace, a 4-high rolling mill with coiling furnaces capable of producing plate up to 136" wide, a vertical edging mill, a down coiler, on-line accelerated cooling, hot leveling, and plate shearing equipment. Other additions are expected to include an extension of the rolling line and the installation of a fully automated hydraulic gauge control system designed to roll steel plate to exacting standards. These anticipated additions will enable the Company to roll coiled steel plate in lengths up to 2,100 feet and decrease end crop, side trim and crown loss. The Company estimates that these and other related improvements will increase average finished steel plate yields by approximately 8 percent, and that upon completion annual steel plate rolling capacity of the Portland Steel Mill will increase to 1.2 million tons and approximate the current combined capacity of the Portland and Fontana rolling mills.

     The Combination Mill is expected to begin operation in the third quarter of 1996. It is expected to provide considerable manufacturing flexibility and supply substantially all the Company's plate requirements for large diameter pipe as well as coiled plate for such applications as the smaller diameter ERW pipe manufactured at the Camrose Facility. The Portland Steel Mill currently produces discrete steel plate in dimensions up to 102" wide and 3/16" to 6" thick. The Combination Mill as currently planned would be capable of producing widths from 48" to 136", in thicknesses

                                 2
from 3/16" to 8". In addition, the Combination Mill is being designed to produce both discrete steel plate and coiled plate in units up to approximately 40 tons, and to produce steel plate for all of the Company's commodity and specialty markets, including heat treated applications.

     Capital Improvements at the Pueblo Steel Mill. The Company anticipated making significant capital additions to the Pueblo Steel Mill as part of its strategy in acquiring the facility in 1993. In 1993, work began on a series of capital improvements principally to the steelmaking facility, rod and bar mills and rail production facilities. The capital improvement program at the Pueblo Steel Mill is expected to cost approximately $172 million from 1994 through 1996 and be substantially completed by the end of 1995. Certain major improvements are expected to be completed by the first quarter of 1995, including upgrading from ingot to continuous casting for rail production, enhancement of the Company's ability to produce specialty grades of steel, and construction of a new rod/bar mill. These changes are expected to increase yields, improve productivity and quality, and expand the Company's ability to offer specialty rod and bar products. The primary components of the capital improvements at the Pueblo Steel Mill are outlined below.

     The Company completed in 1994 various capital improvements to the steelmaking facility, including installation of a ladle refining furnace, a vacuum degassing facility and upgrades to the continuous casters. The Company anticipates that after the capital improvements are completed, the Pueblo Steel Mill will be capable of producing approximately 1.2 million tons of hot metal annually. The Company expects that these and other related improvements will reduce the cost of production of molten steel, improve existing product quality and enable the Pueblo Steel Mill to produce additional specialty grades of steel including alloy, high carbon and super clean steels.

     The current rod and bar mills at the Pueblo Steel Mill are relatively older mills located in separate facilities and generate significant costs as the Company shifts production between them in response to market conditions. During January of 1995, the Company completed a new combination rod and bar mill with a new reheat furnace and a high speed rod train. The new facility will be capable of producing commodity and specialty grades of rod and bar products. Depending on product mix, the new combined facility is expected to have a capacity of approximately 600,000 tons per year and reduce the average cost per ton of rod and bar, principally as a result of decreased labor and energy requirements and increased product yields. In addition, these improvements will enable the Company to increase production of higher margin specialty products, such as high carbon rod, merchant bar and other specialty bar products, and produce larger rod coil sizes, which the Company believes are preferred by many of its customers.

     Rails are currently produced by ingot casting using processes which incur significant energy costs and yield losses as the ingots are reheated, reduced to blooms and then rolled into rails. During the first quarter of 1995, improvements in the melt shop are expected to replace ingot casting with more efficient continuous casting methods allowing the Company to cast directly into blooms. This is expected to increase rail yields from approximately 79 percent to approximately 95 percent and decrease the average cost of rail produced. The capital improvements are also expected to include installation of technology capable of producing approximately 200,000 tons annually of in-line head-hardened rail. As a result of these improvements, the Company expects to provide a functionally superior higher margin product and to be favorably positioned to increase its share of the domestic rail market.

BUSINESS STRATEGY

     The Company seeks to be a low cost producer of specialty and commodity steel products and is implementing specific strategies to achieve that goal. The Company's diversified product line and flexible manufacturing operations allow it to manage its product mix and reduce the impact of individual product cycles on the Company's overall performance. The Company's manufacturing flexibility allows it, on short notice, to allocate its production resources to products which it believes will enhance profitability. Having completed the Camrose and CF&I acquisitions, which expanded the Company's product offerings from two to eight, the Company's efforts are focused on reducing production costs and emphasizing the manufacture of higher margin, high quality specialty products. The Company considers that substantial opportunities exist to reduce costs significantly and improve financial performance through execution of the following strategies:


                                 3

     Invest in Efficient and Flexible Manufacturing Technologies. As part of its effort to reduce manufacturing costs significantly, upgrade its steelmaking facilities and improve product quality, the Company initiated an expanded capital expenditure program in 1993, including approximately $385 million of planned expenditures from 1994 through 1996. Major components of the program yet to be completed include (i) construction of the new Combination Mill at the Portland Steel Mill and (ii) improvements to the rail production process at the Pueblo Steel Mill designed to expand the product mix into higher margin specialty products and increase manufacturing flexibility.

     Manufacture Higher Margin Specialty Products. The Company has been expanding the number of specialty steel products it produces. The Company's emphasis on higher profit margin specialty steel products will further enhance its ability to reduce the impact of individual product cycles on the Company's overall performance. The Company considers the market for these products to be less subject to competitive pressures because of the significant capital requirements necessary to produce products of the requisite quality. The Company's current range of specialty steel products includes alloy plate, heat treated plate, and large diameter and ERW pipe manufactured to demanding specifications. The Company's capital expenditure program at CF&I will enhance its ability to produce head-hardened and premium rail and a variety of specialty rod and bar products.

     Pursue Alternative Raw Material Sources. To reduce the effects of scrap price volatility and to insure access to quality raw materials, the Company is seeking to decrease its dependence on steel scrap as an input for the production process. The Company has successfully integrated directly reduced iron in briquetted form ("HBI") into the production process at both the Portland and Pueblo Steel Mills as a low residual scrap substitute. Because HBI is typically purchased on a contract basis (whereas scrap is typically purchased on the spot market), it provides some insulation from the price fluctuations experienced in the scrap market. In 1994, the Company used approximately 107,000 tons of HBI as substitute for approximately 13% of total scrap requirements at the Portland Steel Mill. The Company intends to increase the amount and percentage of HBI or other substitutes used in the production process.

                                 4

PRODUCTS

OVERVIEW

     The following table sets forth for the periods indicated the tonnage shipped and the Company's total shipments by product class.

                                             TONS SHIPPED
                                  ----------------------------------
            PRODUCT                  1994       1993(2)     1992(1)
            -------               ---------    ---------   ---------
Oregon Steel Division:
  Commodity Plate................   261,400      292,500     241,200
  Specialty Plate................   162,700      143,700     138,500
  Large Diameter Pipe............   356,300      248,600     269,500
  ERW Pipe.......................    94,900       75,100      16,100
  Other..........................    45,400       18,400           -
                                  ---------    ---------     -------
    Total Oregon Steel Division..   920,700      778,300     665,300
CF&I Steel Division(2):
  Rail...........................   246,600      185,600           -
  Rod............................   199,200      183,800           -
  Bar Products...................   121,000      115,300           -
  Wire...........................    65,000       53,300           -
  Seamless Pipe..................   121,400       81,500           -
  Other..........................    12,400        5,200           -
                                  ---------    ---------     -------
    Total CF&I Steel Division....   765,600      624,700           -
                                  ---------    ---------     -------
    Total Company................ 1,686,300    1,403,000     665,300
                                  =========    =========     =======

- -------------
(1) Results for 1992 include the results of operations of the Camrose Facility from the date of the Camrose acquisition on June 30, 1992.

(2) Results for 1993 include the results of operations of the Pueblo Steel Mill from the date of the CF&I acquisition on March 3, 1993.


Oregon Steel Division

    Steel Plate. The Company's commodity grade steel plate is produced at the Portland Steel Mill, and at the Fontana Plate Mill prior to its closure in December 1994. Commodity steel plate products currently consist of hot-rolled carbon plate varying in widths from 48" to 136" and in thicknesses varying from 3/16" to 3". Following the closure of the Fontana Plate Mill, the Company will only be able to produce steel plate up to 102" wide until the Combination Mill is completed. Commodity steel plate is used in a variety of applications, such as the manufacture of storage tanks, machinery parts, barges and ships.

     In addition to commodity grades of steel plate, the Company produces a wide range of specialty steel plate. Specialty steel plate products consist of hot-rolled carbon, heat treated and alloy steel plate currently produced in widths of 48" to 136" and in thicknesses varying from 3/16" to 8". Specialty steel plate has superior strength and performance characteristics for particular applications such as the manufacture of construction, mining and logging equipment, pressure vessels, oil and gas transmission pipe and the fabrication of bridges and high-rise buildings. Specialty steel plate is typically made to order for customers that wish to vary the properties of the steel plate product, including the plate's formability, hardness or abrasion resistance, impact resistance or toughness, strength and ability to be machined or welded. These variations are achieved by chemically altering the steel through the addition of elements such as carbon, manganese, chromium, molybdenum, nickel, boron, aluminum and titanium and through the removal of elements such as phosphorous and sulfur; by vacuum degassing; by temperature control while rolling; or by heat treating the plate.

     The Company has committed considerable capital to its ability to offer a wide range of specialty steel plate products to its customers. The Company recently expanded its heat treating production capacity at the Portland Steel Mill by approximately 50 percent to 90,000 tons annually. The

                                 5
heat treating process of quenching and tempering improves the strength and hardness of the steel plate. Quenched and tempered steel is used extensively in the mining industry, the manufacture of heavy transportation equipment and military armor. In 1994 the Company installed a hot leveler at the Portland Steel Mill, which flattens the steel plate following heat treatment and ensures that the steel plate will retain its desired shape after cooling. These additions enable the Company to manufacture a superior grade of hardened plate product.

     The Company also offers customers the option of surface processing steel plate, which includes descaling (the removal of oxides from the surface of the plate) and painting. This process provides a more efficient and economical means of cleaning and coating steel products than the traditional sandblasting or hand cleaning methods.

     The Portland Steel Mill, on the basis of an audit conducted in 1992, has received registration under ISO-9002. This registration is the emerging international designation for demonstrating that the Company systems support the production of quality products. This was one of the first ISO-9002 registrations of a steel mill in the United States.

     Large Diameter Steel Pipe. The Company manufactures large diameter pipe at its Napa and Camrose Facilities. The Company has manufactured large diameter pipe since 1988, after the Company acquired the Napa Facility.

     The Napa Facility pipe mill is one of the most versatile pipe mills in the industry. The mill can produce large diameter steel pipe ranging from 16" to 42" in diameter with wall thicknesses of up to 1-1/16" and lengths of up to 80 feet. In addition, the mill can process two different sizes of pipe simultaneously in its two finishing sections. Moreover, the Company can vary the pipe's hardness, impact resistance, strength and ability to be welded to meet the customers' specifications. The Company offers customers the option of surface processing the steel pipe, which includes descaling and internal and external coating on-site. The external coating facility was acquired by Napa in 1993. During 1989, the Company completed the construction of a full body ultrasonic inspection facility at the Napa Facility. If requested by the customer, this facility inspects the ends, long seam welds and entire body for all types of steelmaking and pipemaking imperfections and records the results for a permanent record.

     The Camrose Facility produces large diameter steel pipe ranging from 20" to 42" with maximum wall thickness limited to about 70 percent of that produced at the Napa Pipe Mill. The pipe can be produced in lengths up to 80 feet. Unlike Napa, the mill has one finishing section and can produce one size pipe at a time.

     The Company's large diameter pipe is used primarily in pressurized underground or underwater oil and gas pipelines where quality is critical.

     The Company's ability to produce high quality large diameter pipe was recently enhanced by the installation of the vacuum degassing facility at the Portland Steel Mill. The vacuum degassing process reduces the hydrogen content of the final product and increases resistance to hydrogen-induced cracking. The vacuum degassing facility enables the Company to produce some of the highest quality steel plate and line pipe steels, and has been key to the Company's ability to produce large diameter steel pipe for the international pipe market. The closure of the Fontana Plate Mill in the fourth quarter of 1994 will require the Company to seek outside sources of steel plate if it chooses to produce steel pipe in diameters greater than 32" until the Combination Mill is completed.

     Electric Resistance Welded Pipe. The Company produces smaller diameter ERW pipe at the Camrose Facility. ERW pipe is produced in sizes ranging from approximately 4" to 16" outside diameter. The pipe is manufactured using coiled steel rolled on a high frequency electric resistance weld mill. The principal customers for this product are oil and gas companies that use it for gathering lines to supply product to feed larger pipeline systems.

     Demand for ERW pipe produced at the Camrose Facility is largely dependent on the level of exploration and drilling activity in the gas fields of western Canada.

                                 6

CF&I Steel Division

     Rail. The Company produces standard and premium head-hardened rail at its Pueblo Steel Mill. The Pueblo Steel Mill is the sole manufacturer of rail products west of the Mississippi River and one of only two rail manufacturers in the United States. Rails are manufactured in the five most popular rail weights (115 lb/yard through 136 lb/yard), in 39 and 80 foot lengths as well as quarter mile welded strings.

     As part of the capital expenditure program the Company will improve its rail manufacturing facilities to produce in-line head-hardened rail instead of utilizing the current off-line process. The Company has recently licensed technology (known as deep head-hardened or DHH technology) from Nippon in connection with Nippon's investment in New CF&I, Inc.

     Rod Products. During 1994, the Company produced low carbon rod products at the Pueblo Steel Mill in diameters ranging from 7/32" to 3/4", sold principally to wire drawers in the midwest and western states. Typical end uses include a variety of construction and agricultural applications such as nails, bailing wire, chain link and woven wire fencing.

     Construction of a new 600,000 ton rod/bar mill was completed by the Company in early 1995 increasing rod production and adding a range of high carbon product capabilities. With the rod/bar mill, the Company is the first producer to make 6,000 pound coils in the U.S. The new finishing facilities provide a range of rod products from .197" to 1" in diameter.

     Bar Products. Bar products are available in straight lengths (rounds .625" to 2.5" in diameter; rebar nos. 4 to 11) and coils
(rounds .75" to 1.5"; rebar nos. 5 to 11). Products include reinforcing bar, coiled rebar, merchant and specialty bar products.

     Wire Products. The Company uses some of its own rod and draws wire to produce various wire products at its Pueblo Steel Mill; and is one of the few manufacturers which produce a wide variety of wire products. Products include fencing, barbed wire, nails, staples, bailor wire, welded wire fabric, rebar tie wire, and both high and low carbon manufacturer's wire.

     Seamless Pipe. Seamless pipe produced at the Pueblo Steel Mill consists of seamless casing, coupling stock, and line pipe. Seamless pipe casing is used as a structural retainer for the walls of oil or gas wells. Line pipe is used to transport liquids and gasses above ground. The Company's seamless mill produces pipe in standard lengths (5" to 10-3/4" in diameter). The Company's production capability includes both carbon and heat treated tubular products.

RAW MATERIALS

     The Company's principal raw material for the Portland and Pueblo Steel Mills is ferrous scrap metal derived from, among other sources, junked automobiles, railroad cars and railroad track materials, and demolition scrap from obsolete structures, containers and machines. The purchase price for scrap is subject to market forces largely beyond the control of the Company including demand by domestic and foreign steel producers, freight costs, speculation by scrap brokers and other conditions. The cost of scrap to the Company can vary significantly, and product prices cannot always be adjusted, especially in the short-term, to recover the costs of increases in scrap prices.

     The Company maintains a 30 to 45 day supply of scrap to insulate itself to some extent against possible short-term price fluctuations. The Company purchases scrap through many outside dealers and is not dependent on any single supplier or group of suppliers at its Portland Steel Mill. The Pueblo Steel Mill purchases most of its scrap through a broker. The Company believes that adequate supplies of scrap are readily available from a number of sources, but that current demand will keep pricing relatively high.

     The Company also purchases a quantity of "HBI" for use as a substitute for steel scrap. The successful integration of this material into the steelmaking process provides the Company with an alternate source of low residual material. Because this material is purchased on a contract basis it provides some insulation from the price fluctuations experienced in the scrap market. During 1993 and 1994, the Company also purchased pig iron as a scrap substitute and believes it can be used successfully in limited quantities. With the shift in the Company's product mix from carbon grades


                                 7
to higher quality grades of steel, the need for higher quality scrap must be assured. The availability of higher grades of scrap in sufficient quantities may not be available in the Company's traditional scrap markets, which will require the use of an alternate source of metallics.

     During the first quarter 1994, the Company signed a shareholders agreement to purchase an approximately 13 percent equity interest in a joint venture project (the "HBI Project") with several other entities to design, construct and operate an industrial plant in Venezuela for the processing of iron oxides into HBI. The Company believes that the HBI Project has the potential to provide a long-term source of supply of HBI. The plant is expected to have a rated design capacity of one million metric tons per year and cost approximately $255 million. As the HBI Project is currently structured, the Company will be required to purchase 200,000 metric tons of HBI per year from the HBI Project. The Company expects that its initial cash investment will be approximately $15 million. Like other participants in the HBI Project, however, the Company will be responsible for paying its share of cost overruns or related financing shortfalls associated with the construction or operation of the facility. The HBI Project is expected to obtain non-recourse debt financing for approximately 60 percent of its initially estimated capital needs. The shareholders agreement will not become effective, and construction will not commence, until agreements to provide debt financing to the HBI Project have been obtained and certain other conditions satisfied. Plant construction is expected to start in 1995 and plant operation is expected to commence approximately 30 months thereafter, absent unforeseen delays or difficulties.

     In addition to the HBI Project, the Company is pursuing other direct reduction technologies, such as iron carbide and direct smelting. The Company may participate in one or more joint ventures for these processes and is considering several possible projects. However, the Company has not yet entered into any agreements or letters of intent for any such projects except that, in August 1994, the Company entered into an agreement to form a temporary joint venture to explore the feasibility of constructing and operating an iron carbide plant in the Caribbean. The agreement provides that, following completion of the initial feasibility study, the parties will decide whether to abandon or pursue the project. The Company is unable to predict the outcome of this study or whether this project will be pursued.

     The Company purchases semi-finished steel slab from third parties to supplement steel production capacity and enable it to produce steel plate in thicknesses greater than three inches. Generally, the Company has been able to adjust product prices in response to increases in slab prices. The world demand for slab can, however, significantly affect its purchase price and there can be no assurance that the Company will be able to adjust product prices to offset increases in slab prices in the future. The Company purchased significant quantities of slab in the first six months of 1994, but was a net seller of slab in the last half of 1994.

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

     The sales force is organized both geographically and by product line. The Company has separate sales people for plate, for tubular products, and for rod and bar, rail and wire products. As of December 31, 1994, the Company employed 30 direct sales people and 20 customer service representatives. Most of the Company's sales are initiated by contacts between sales representatives and customers. Accordingly, the Company does not incur substantial advertising or other promotional expenses for the sale of its products. In 1994, the Company did not derive more than 10 percent of its sales from any single customer. Except for contracts entered into from time to time to supply large diameter pipe to significant projects, the Company does not have any significant ongoing contracts with customers to purchase steel products, and orders placed with the Company generally are cancelable by the customer.

     The Company does not have a general policy permitting return of purchased steel products except for product defects. The Company does not routinely offer extended payment terms to its customers.

                                 8

     The business is generally not subject to significant seasonal trends. The Company does not have material contracts with the United States Government and does not have any contracts subject to renegotiation.

Oregon Steel Division

     Customers for the Company's commodity steel plate are typically located in the western United States, primarily in the Pacific Northwest and California. The Company's commodity steel plate is typically sold to service centers, fabricators and equipment manufacturers. Service centers typically resell to other users with or without additional processing such as cutting to a specific shape. Frequent end uses of commodity grade steel plate include the manufacture of rail cars, storage tanks, machinery parts, bridges, barges and ships.

     The Company believes the market for commodity steel plate is mature and subject to overcapacity, and anticipates increased competitive pressure on both volumes and prices. The Company believes that its shipments of commodity plate will increase, however, as the Combination Mill expands the Company's product offerings to include coiled plate and lighter gauges.

     Customers for specialty steel are located throughout the United States, but the Company is most competitive in the west, southwest and midwest where transportation costs are less of a factor. Typical customers include service centers and equipment manufacturers. Typical uses include pressure vessels, construction and mining equipment and military armor.

     Large diameter pipe is marketed on a global basis and sales generally consist of a small number of large orders generated from natural gas pipeline companies, public utilities and oil and gas producing companies. During 1993, the Company began to market large diameter pipe internationally, and the Company believes this will continue to be an active market for its pipe products in the longer term.

     The Company believes that the quality of its pipe enables it to compete effectively in this market. Domestically, the Company is most competitive in the steel pipe market west of the Mississippi River. The Camrose Facility is most competitive in western Canada. Sales of large diameter pipe generally consist of a small number of large orders and generally involve the Company responding to requests to submit bids.

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

CF&I Steel Division

     The primary customers for the Pueblo Steel Mill's rail are the major U.S. railroads. Rail is also sold directly to rail contractors, transit districts and short-line railroads. The Company estimates that the market for rail in the United States was approximately 650,000 tons in 1994 and that its share of the domestic rail market in 1994 was approximately 38 percent (with most of the Company's rail shipments made to customers in the western United States). Imports accounted for approximately 25 percent. The Company believes its proximity to western rail markets benefits the Company's marketing efforts in these markets and contributes to the Company's market share.

     Rail produced using the improved in-line technology is considered by many rail customers to be more durable and higher quality rail than that produced with existing off-line techniques and the Company believes, based on discussions with its rail customers, that head-hardened rail produced using DHH technology is preferred over head-hardened rail manufactured with other technologies. The Company believes that this capability, to be completed in the first quarter of 1996, will further enhance the Company's position in the domestic rail market. The Company estimates, based on AISI data and internal estimates, that premium rail represents approximately 40 percent of the domestic rail market. The Company believes the domestic market for premium rail will expand as in-line, head-hardened rail becomes more available from domestic producers at competitive prices.

     Seamless pipe is sold primarily through distributors to major and independent oil exploration and production companies. Sales of line pipe are made both through distributors and directly to oil

                                 9
and gas transmission and production companies. The market for the Company's seamless pipe product is primarily domestic and focused in the western and southwestern United States. The demand for this product is determined in large part by the number and drilling depths of the oil and gas drilling rigs working in the United States. The rig count in the United States (and, consequently, the consumption of seamless pipe) has been depressed in recent years.

     During 1994 the Company sold its bar products (primarily reinforcing bar) to fabricators and distributors. The majority of its customers are regional, located within Colorado. Incremental costs for transportation limit the Company's ability to ship the product out of the region and surrounding states.

     The Company's wire rod products are sold primarily to wire drawers in the western United States. The demand for wire rod is driven by wire demand and is dependent upon a wide variety of markets, including agricultural, construction and the durable goods segments.

     Sales of wire products are made to a large number and wide variety of customers in the western United States. The customers are primarily in the distribution of agricultural and construction products. The agricultural market remains constant but the construction market is cyclical.

COMPETITION AND OTHER MARKET FACTORS

     The steel industry is cyclical in nature, and the domestic steel industry has been adversely affected in recent years by high levels of steel imports, worldwide production overcapacity and other factors. The Company also is subject to industry trends and conditions, such as the presence or absence of sustained economic growth and construction activity, currency exchange rates and other factors. The Company is particularly sensitive to trends in the oil and gas, gas transmission, construction, capital equipment, rail transportation, agriculture and durable goods segments, as these industries are significant markets for the Company's products. Further, the Company has seen substantial shrinkage in the domestic large diameter pipe market in recent years. These trends have caused the Company to seek new overseas markets for large diameter pipe, and to seek higher quality, niche markets for its plate. In addition, one of the Company's competitors for steel plate in the western United States has recently resumed production (at less than full capacity) after having been shut down for capital improvements; the Company expects increased competition as that competitor increases production.

     The Company competes in its product markets primarily on the basis of product quality, price, and responsiveness to customer needs. Competition within the steel industry is driven by overcapacity in most products and is intense. Some of the Company's competitors are larger, have greater capital resources than the Company and have more modern technology and relatively low labor and raw material costs. Domestic steel producers face significant competition from foreign producers, although currency fluctuations have dampened this competition in the U.S. in recent years.

Oregon Steel Division

     Some of the Company's steel plate competitors are larger, have greater capital resources than the Company and have modern technology and relatively low labor and raw material costs. Principal competitors in the commodity steel plate market include Geneva Steel Company, located in Utah, IPSCO, located in Regina, Saskatchewan, and several other foreign producers. Principal competitors in the market for specialty steel plate include Lukens Steel Company, U.S. Steel Corporation and several foreign producers.

     Steel plate producers in the western United States have faced competition in past years from foreign producers, including producers in Japan, certain members of the European Economic Community, Korea, Brazil and Canada. The effects of foreign competition were mitigated in recent years by the decline and continued weakness of the U.S. dollar relative to several foreign currencies. The Company believes that its efforts in increasing productivity, reducing production costs and shifting into higher margin product niches should enable the Company to compete effectively with both foreign and domestic producers even if the dollar strengthens relative to foreign currencies.

     The Company believes that competition in the market for large diameter pipe is based primarily on quality, price and responsiveness to customer needs. The Company competes on a global basis and believes its ability to manufacture pipe of sufficiently high quality will enable it to compete effectively.

                                10

     Principal domestic competitors in the large diameter pipe market at this time are Berg Steel Pipe Corporation, located in Florida, and Bethlehem Steel Corporation, located in Pennsylvania. International competitors consist primarily of Japanese and European pipe producers. The principal Canadian competitor is IPSCO, located in Regina, Saskatchewan. Demand for the Company's pipe in recent years is primarily a function of new construction of oil and gas transportation pipelines and to a lesser extent maintenance and replacement of existing pipelines. Construction of new pipelines domestically depends to some degree on the level of oil and gas exploration and drilling activity, which has declined in recent years.

     The competition in the market for ERW pipe is based on price, product quality and responsiveness to customers. The need for this product has a direct correlation to the drilling rig count in the United States and Canada. Principal competitors in the ERW product in western Canada are IPSCO located in Regina, Saskatchewan and Prudential located in Calgary, Alberta.

CF&I Steel Division

     The majority of current rail requirements in the United States revolves around replacement rail for existing rail lines. Consequently, domestic rail demand is projected to be stable for the next several years. Imports have been a significant factor in the domestic premium rail market in recent years. Premium rail represents approximately 25 percent of the domestic market and is expected to increase over the next few years. The Company's capital expenditure program at CF&I will give the rail production facilities the continuous cast steel and in-line head hardening rail capabilities necessary to compete with the level of cost and quality available from other producers. Pennsylvania Steel Technologies is the only other domestic rail producer.

     The Company's primary competitors in OCTG include a number of domestic and foreign manufacturers, some of which have significantly greater resources than the Company. The Company enjoys a freight advantage over eastern producers in shipping to some of the major oil drilling areas. The Company also has the flexibility to produce relatively small volumes of specified products on short notice in response to customer requirements. Principal domestic competitors include U.S. Steel Corporation, Lone Star Steel and North Star Steel.

     The competition in bar products include a group of minimills that have a geographical location close to the intermountain market. Some of these mills utilize reinforcing bar as an incremental product to keep mills operating at capacity. With the new rod/bar mill, market expansion into other geographical locations is feasible because of the addition of higher valued products, such as MBQ and SBQ products.

     The Company's market area on wire and wire rod products is considered to be west of the Mississippi River. The Company completed construction of a new rod/bar mill which provides substantially larger coils and reduced manufacturing costs. Domestic rod competitors include GST, North Star Steel, Keystone Steel and Wire, and
Northwestern Steel & Wire. Major wire producers include Davis Wire and Tree Island Steel.

ENVIRONMENTAL MATTERS

     The Company is subject to federal, state and local environmental laws and regulations concerning, among other things, wastewater, air emissions, toxic use reduction and hazardous materials disposal. The Portland and Pueblo Steel Mills are classified in the same manner as other similar steel mills in the industry as generating hazardous waste materials because the melting operation produces dust that contains heavy metals ("EAF" dust). This dust, which constitutes the largest waste stream generated at these facilities, is managed in accordance with applicable laws and regulations.

     In 1993, the Environmental Protection Agency ("EPA") concluded a site assessment of the Portland Steel Mill. The review ranked the facility as a medium/low corrective action priority for identified Solid Waste Management Units. The Company is proceeding with an internal corrective action schedule. This schedule will make portions of the Company's property useable for future development and is expected to be completed by September 1995. The cost of these corrective action improvements is estimated at approximately $1.2 million.


                                11

     The property and building at which the Fontana Plate Mill is located are leased to the Company. The Fontana Plate Mill was formerly part of a larger integrated steel plant (the "Mill") operated on property (the "Mill Property") surrounding the Fontana Plate Mill. Prior to the termination of steel production at the Mill in 1983, the Mill owner generated by-products that currently are defined as hazardous by federal and California regulations. Hazardous substances have been detected in the soil and groundwater at a number of specific areas within the Mill Property on the basis of inspections done by the prior owner and by the EPA. The testing program carried out by the prior owner and the EPA at the Mill Property has not included sampling at the Fontana Plate Mill site. The Company has conducted only limited testing at the Fontana Plate Mill site, and there can be no assurance that the levels of hazardous substances in the subsurface soils and groundwater at the Fontana Plate Mill are within permissible limits. The Fontana Plate Mill operation is being terminated in 1995 and the Company signed a lease termination agreement with the lessor on January 18, 1995. A $900,000 accrual has been established for restoring the leased premises. (See Note 13 to the Consolidated Financial Statements.)

     Prior to the acquisition of the Napa Facility by the Company, the prior owner of the Napa Facility disposed of certain waste materials, including spent sandblast materials, mill scale and welding flux, on-site. As a result of these matters and other actions prior to the acquisition, certain metals were released into the ground, and certain petroleum based compounds have seeped into the ground and groundwater at the Napa Facility. The prior owner of the Napa Facility entered into a stipulated judgment with the County of Napa which required a site investigation of the Napa Facility and remediation (to the satisfaction of local, regional and state environmental authorities) of soil and groundwater contamination associated with activities conducted at the site prior to its acquisition by the Company. As a result of the acquisition of the Napa Facility, the Company's subsidiary, Napa Pipe Corporation, is obligated by contract to comply with the terms and requirements of the stipulated judgment. Proposed plans for investigating and remediating the soil and water conditions at the Napa Facility were submitted to local, regional and state environmental authorities in February 1988. The Company is continuing to negotiate certain terms of the remediation plans with such environmental authorities.

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

     The total cost of the remedial action that may be required to correct existing environmental problems at the Napa Facility, including remediation of contaminants in the soil and groundwater, depends on the eventual requirements of the relevant regulatory authorities. As of December 31, 1994, the Company had expended $6.7 million for remediation and had reserved an additional $2.8 million to cover future costs arising from environmental issues relating to the site.

     The Company owns a 60 percent interest in Camrose Pipe Company located in Camrose, Alberta, Canada. A preliminary assessment of the property indicates the potential presence of subsurface petroleum contamination as a result of previous operations. The assessment also identifies the potential for waste waters to have impacted the site. An internal investigation is scheduled for 1995 to determine the extent of this impact, if any.

     At December 31, 1994, the Company had accrued a reserve of $34.1 million for environmental remediation at the Pueblo Steel Mill site. This reserve is based upon a range of estimated remediation costs of $23.1 million to $43.6 million at that date. The Company's estimate of this environmental reserve was based on two separate remediation investigations conducted by independent environmental engineering consultants. The estimated costs were based on then available technologies and laws and regulations in effect at the time. The reserve includes costs for Resource Conservation and Recovery Act facility investigation, corrective measures study, remedial action, and operation and maintenance of the remedial actions taken. The State of Colorado has issued

                                12
public notice for the post-closure permit of two historic hazardous waste units at the CF&I facility. As part of the post-closure permit requirements, CF&I must begin a corrective action program for the 82 solid waste management units at the facility. CF&I and the State of Colorado Department of Public Health and Environmental are finalizing a prioritized schedule of corrective actions to be completed which are substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado stated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. It is currently anticipated that the reserve is adequate to cover the remediation costs.

     In November 1990 the President of the United States signed into law the Clean Air Act Amendments of 1990. This law has imposed new responsibilities on many industrial sources of air emissions, including plants owned by the Company. The Company cannot determine at this time the financial impact of the new law since Congress is continuing to modify it. The impact will depend on a number of site-specific factors, including the quality of the air in the geographical area in which a plant is located, rules to be adopted by each state to implement the law, and future EPA rules specifying the content of state implementation plans. The Company anticipates that it will be required to make additional expenditures, and will be required to pay higher fees to governmental agencies, as a result of the new law and future laws regulating air emissions. In addition, the monitoring and reporting requirements of the new law have subjected and will subject all air emissions to increased regulatory scrutiny. The Company will be submitting Title V permits for the Portland and Pueblo in 1995.

     The Company's future expenditures for installation of and improvements to environmental control facilities, remediation of environmental conditions existing at its properties and other similar matters are difficult to predict. Environmental legislation and regulations and related administrative policies have changed rapidly in recent years. It is likely that the Company will be subject to increasingly stringent environmental standards in the future (including those under the Clean Air Act Amendments of 1990, the Clean Water Act Amendments of 1990 stormwater permit program, and toxic use reduction programs), and will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. Furthermore, although the Company has established certain reserves for environmental remediation as described above, there can be no assurance regarding the cost of remedial measures that might eventually be required by environmental authorities, or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts so reserved.

EMPLOYEES

     As of December 31, 1994, the Company had 3,019 full-time employees. The Company's 972 employees at the Portland Steel Mill, Fontana Plate Mill, Napa Facility and corporate headquarters are not represented by a union. At the Pueblo Steel Mill, 1,439 employees work under collective bargaining agreements with several unions, principally the United Steelworkers of America ("USWA"). The USWA contract was negotiated in March 1993 and will expire in September 1997. The contract provides for scheduled annual cost of living pay increases during the life of the contract. Approximately 95 employees of the Camrose Facility are members of the Canadian Autoworkers Union. A contract for these employees was renegotiated in January 1994 and expires on January 31, 1997. The Company believes it has a good relationship with its employees.

     The domestic employees of the Oregon Steel Division participate in the ESOP. As of December 31, 1994 the ESOP owned approximately 12 percent of the Company's common stock. Common stock is contributed to the ESOP, as decided annually by the Board of Directors. The Company also has a profit participation plan for its domestic employees of both the Oregon Steel Division and the CF&I Steel Division which permits eligible employees to share in the pre-tax profits of their division unit.

                                 13

ITEM 2. PROPERTIES

Oregon Steel Division

     The Portland Steel Mill is located on approximately 147 acres owned by the Company in the Rivergate Industrial Park in Portland, Oregon, near the confluence of the Columbia and Willamette rivers. The operating facilities principally consist of one electric arc furnace, ladle metallurgy stations, slab casting equipment and a plate rolling mill. The Company's 24,500 square foot office building and its steel mill facilities occupy approximately 84 acres of the site. The remaining 63 acres consist of two waterfront sites totaling 59 acres and a four-acre site. The adjacent water channel accommodates ocean-going vessels. The Company's heat treating facilities are located near its principal facilities on a five acre site owned by the Company. In addition, the Company owns 74 acres of industrial property nearby, of which 44 acres are leased.

     The Company owns approximately 152 acres in Napa, California. The Company's large diameter pipe mill occupies approximately 92 of these acres. The Company also owns a steel fabricating facility located adjacent to the pipe mill on this site. The fabricating facility is not currently used by the Company and consists of approximately 325,000 square feet of industrial buildings containing equipment for the production and assembly of large steel products or components and is periodically leased on a short-term basis.

     Camrose owns approximately 67 acres in Camrose, Alberta, Canada. The large diameter pipe mill occupies approximately 4 acres and the ERW pipe mill occupies approximately 3 acres of the site. In addition, there is a 3,600 square foot office building on the site. The sales staff is located in Calgary, Alberta in leased space. The assets of Camrose, including all property, plant and equipment are collateral for the Camrose $15 million revolving credit facility (see Note 6 to the Consolidated Financial Statements).

     The land and buildings at the Fontana Plate Mill were leased to the Company under a net lease. In connection with the closure of the Fontana Plate Mill, the Company signed a lease termination agreement with the lessor on January 18, 1995 and has agreed to vacate the premises by June 30, 1995.

CF&I STEEL DIVISION

     The Pueblo Steel Mill is located in Pueblo, Colorado on approximately 570 acres. The operating facilities principally consist of two electric arc furnaces for production of all raw steel, a 6-strand continuous billet caster and a 6-strand continuous round caster for producing semi-finished steel, and five finishing mills for conversion of semi-finished steel to a finished steel product. These finishing mills consist of a rail mill, a seamless tube mill, an 11" bar mill, a rod mill and a wire mill. During 1993 the Company began a major capital improvement program of CF&I. This program includes the installation of two new reheat furnaces, a new rod mill, a continuous caster and the upgrading of the steelmaking facilities with a new ladle furnace and vacuum degassing system.

     At December 31, 1994, the Company had the following nominal capacities which are affected by product mix:

                                                           PRODUCTION
                                            CAPACITY          1994
                                             (TONS)          (TONS)
                                           ---------       ----------
Portland Steel Mill:  Melting..........      800,000          713,000
                      Rolling..........      425,000          402,500
Fontana Plate Mill    Rolling..........      750,000          312,700
Napa Facility         Steel Pipe.......      350,000          258,200
Camrose               Steel Pipe.......      326,000          169,000
Pueblo Steel Mill:    Melting..........    1,000,000          902,900
                      Finishing Mills..    1,500,000          787,300

                                 14

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were voted upon during the fourth quarter of 1994.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

     Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders.

     The name of each executive officer of the Company, their age as of February 28, 1995, and position(s) and office(s) and all other positions and offices held by each executive officer are as follows:

                                                         ASSUMED
                                                         PRESENT
                                                         EXECUTIVE
NAME                   AGE   POSITIONS                   POSITION
- ----                   ---   ---------                   ---------
Thomas B. Boklund       55   Chairman of the             July 1985
                               Board of Directors
                               Chief Executive
                               Officer and President

L. Ray Adams            44   Vice President of Finance   March 1991
                               and Chief Financial
                               Officer

Christopher D. Cassard  41   Treasurer                   January 1994

Joe E. Corvin           50   Senior Vice President of    April 1994
                             Manufacturing
                               and Chief Operating
                               Officer

Edward J. Hepp, Jr.     49   Senior Vice President of    January 1995
                               Commercial

Richard J. Kasten       50   Vice President of Quality   February 1992
                               and Metallurgy

LaNelle F. Lee          57   Secretary                   April 1994

Jack C. Longbine        48   Vice President of Employee  February 1992
                               Resources

Robert R. Mausshardt    62   Vice President of           March 1984
                               Marketing, Tubular
                               Products

Steven M. Rowan         49   Vice President of           February 1992
                               Materials and
                               Transportation

     Each of the executive officers named above has been employed by the Company in an executive or managerial role for at least five years, except Edward J. Hepp, Jr. and Christopher D. Cassard. Mr. Hepp joined the Company in September of 1991 and until January 1995 served as Vice President of Commercial. In January 1995 he was elected Senior Vice President of Commercial. From 1972 until 1991 he was with Lukens Steel Company where his last position was Manager of Product Sales. Mr. Cassard joined the Company in August of 1992 as Assistant Treasurer. From 1990 to 1992 he was a consultant on various finance projects for privately-held companies and from 1989 to 1990 was Chief Financial Officer for Columbia Vista Corporation.


                                15

                                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange. At December 31, 1994, the number of common stockholders of record was 846. Information on quarterly dividends and common stock prices is shown on page 23 and incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
                                                                   YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                 1994           1993           1992          1991           1990
                                              -----------    -----------    ----------    ----------      ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA AMOUNTS)
INCOME STATEMENT DATA:
Sales......................................   $  838,268     $  679,823       $397,722      $489,357      $331,234
Cost of Sales..............................      761,335        608,236        316,455       386,517       252,036
Provision for rolling mill closures........       22,134              -              -             -             -
Selling, general and administrative
  expenses.................................       50,052         41,447         29,785        28,910        21,610
Contributions to employee stock
 ownership plans...........................          738            753          3,501         5,002         4,001
Profit participation.......................        2,336          4,527         10,510        14,284        11,362
                                              ----------     ----------       --------      --------      --------
  Operating income.........................        1,673         24,860         37,471        54,644        42,225
Other income (expense), net................       (1,579)        (3,421)           955         1,591          (100)
Settlement of litigation...................            -          2,750         (5,040)            -             -
Gain on sale of subsidiary's
  common stock.............................       12,323              -              -             -             -
Minority interests.........................       (3,290)        (1,996)         1,097             -             -
Income tax benefit (expense)...............        2,941         (7,388)       (14,506)      (20,770)      (15,990)
                                              ----------     ----------       --------      --------      --------
  Net income                                  $   12,068     $   14,805       $ 19,977      $ 35,465      $ 26,135
                                              ==========     ==========       ========      ========      ========
COMMON STOCK INFORMATION:
Per common share:
  Primary and fully diluted net
    income per common and
    common equivalent share................         $.60           $.75          $1.04         $1.89         $1.64
Cash dividends declared....................         $.56           $.56           $.56          $.50          $.42
Weighted average common shares and
  common equivalents outstanding...........       19,973         19,822         19,183        18,735        15,959
BALANCE SHEET DATA:
Working Capital............................   $  141,480     $  139,461       $ 99,444    $  122,780    $   38,946
Total assets...............................      665,733        549,670        354,252       323,529       246,749
Current liabilities........................      117,986        116,322         55,522        43,298        86,008
Long-term debt.............................      187,935         76,487              -         3,417         5,204
Total stockholders' equity.................      275,883        275,242        257,515       245,006       137,078
OTHER DATA:
Total tonnage sold:
  Oregon Steel Division (1):
    Plate products.........................      424,100        436,200        379,700       344,100       336,600
    Pipe products..........................      451,200        323,700        285,600       418,600       212,900
    Semi-finished products.................       45,400         18,400              -             -             -
                                              ----------     ----------       --------      --------      --------
                                                 920,700        778,300        665,300       762,700       549,500
  CF&I Steel Division......................      765,600        624,700              -             -             -
                                              ----------     ----------       --------      --------      --------
                                               1,686,300      1,403,000        665,300       762,700       549,500
                                              ==========     ==========       ========      ========      ========
Operating margin (2).......................          2.8%           3.7%           9.4%         11.2%         12.7%
Operating income per ton sold (2)..........       $14.12         $17.72         $56.32        $71.65        $76.84
- ----------------
(1) The Oregon Steel Division consists primarily of the operations of Oregon Steel Mills, Inc., Napa Pipe
Corporation, Oregon Steel Mills - Fontana Division, Inc., and Camrose Pipe Company.

(2) Excluding provision for rolling mill closures in 1994.


                                                       16


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentages of sales represented by selected income statement items and information regarding selected balance sheet data:
                                                                               YEARS ENDED DECEMBER 31,
                                                                      ----------------------------------------
                                                                       1994             1993            1992
                                                                      -------          -------         -------

INCOME STATEMENT DATA:
  Sales..........................................................      100.0%           100.0%          100.0%
  Cost of Sales..................................................       90.8             89.4            79.6
  Provision for rolling mill closures............................        2.6                -               -
  Selling, general and administrative expenses...................        6.0              6.1             7.5
  Contribution to employee stock ownership plans.................         .1               .1              .9
  Profit participation...........................................         .3               .7             2.6
                                                                      ------           ------          ------
    Operating income.............................................         .2              3.7             9.4
  Interest and dividend income...................................         .2               .1              .2
  Interest expense...............................................        (.5)             (.6)              -
  Other income (expense), net....................................         .1                -               -
  Settlement of litigation.......................................          -               .4            (1.3)
  Gain on sale of subsidiary's common stock......................        1.5                -               -
  Minority interests.............................................        (.4)             (.3)             .3
                                                                      ------           ------          ------
    Pretax income................................................        1.1              3.3             8.6
  Income tax benefit (expense)...................................         .3             (1.1)           (3.6)
                                                                      ------           ------          ------
    Net income...................................................        1.4%             2.2%            5.0%
                                                                      ======           ======          ======

BALANCE SHEET DATA (AT DECEMBER 31):
  Current ratio..................................................      2.2:1            2.2:1           2.8:1
  Long-term debt as a percent of capitalization..................       40.5%            21.7%              -
  Net book value per share.......................................     $14.24           $14.23          $13.41

     The following table sets forth by division, for the periods indicated, tonnage sold, revenues and average selling price per ton:
                                                                               YEARS ENDED DECEMBER 31,
                                                                    ------------------------------------------
                                                                       1994            1993             1992
                                                                    ---------        ---------         -------
TOTAL TONNAGE SOLD:
  Oregon Steel Division
    Plate products...............................................     424,100          436,200         379,700
    Pipe products................................................     451,200          323,700         285,600
    Semi-finished products.......................................      45,400           18,400               -
                                                                    ---------        ---------         -------
                                                                      920,700          778,300         665,300
  CF&I Steel Division............................................     765,600          624,700               -
                                                                    ---------        ---------         -------
    Total........................................................   1,686,300        1,403,000         665,300
                                                                    =========        =========         =======
REVENUES (IN THOUSANDS):
  Oregon Steel Division..........................................    $498,794         $415,165        $397,722
  CF&I Steel Division............................................     339,474          264,658               -
                                                                     --------         --------        --------
    Total........................................................    $838,268         $679,823        $397,722
                                                                     ========         ========        ========
AVERAGE SELLING PRICE PER TON:
  Oregon Steel Division..........................................        $542             $533            $598
  CF&I Steel Division............................................        $443             $424               -
    Average......................................................        $497             $485            $598

     The Company's long range strategic plan emphasizes providing stability for its operations through expanding its product offerings to minimize the impact of individual product cycles on the Company's overall performance. In pursuing this goal, the Company has sought alternatives to its recent reliance on the domestic market for large diameter pipe, the demand for which declined significantly during 1993 and 1994. In an effort to decrease the Company's reliance on the domestic

                                  17
large diameter pipe market and provide additional end use for its steel plate, the Company purchased an interest in the Camrose Facility in 1992. During 1993 and 1994 the Camrose Facility shipped 155,400 and 172,800 tons respectively of steel pipe. The Company believes there will continue to be opportunities in Canada for steel pipe sales as the large reserves of natural gas in western Canada continue to be developed during the next several years. To expand the Company's steel product lines and enter new geographic areas, a company subsidiary, New CF&I, Inc., purchased a 95.2 percent interest in CF&I in March of 1993. CF&I shipped 624,700 tons and generated $264.7 million of revenue in 1993 and shipped 765,600 tons and generated $339.5 million of revenue in 1994.

     During 1994, the Napa Facility shipped 278,400 tons of large diameter pipe. Of this amount, approximately 148,000 tons were shipped pursuant to contracts awarded from the Petroleum Authority of Thailand and British Gas to provide large diameter pipe for international pipeline projects. However, due to transportation and other costs and price competition, margins on international large diameter pipe sales in 1994 were significantly lower than on domestic large diameter pipe sales in 1993. The Company believes that its ability to compete effectively in the international large diameter pipe market will depend in large part on efficiencies that it expects to realize following the completion and operation of the Combination Mill.

     A majority of the plate used by the Napa Facility to produce large diameter pipe was rolled at the Fontana Plate Mill which is more than 40 years old, costly to maintain and no longer cost competitive. The high operating costs of the facility, the current depressed pricing in the international large diameter pipe market and the lack of domestic pipeline activity resulted in a decision to permanently close the Fontana Plate Mill in the fourth quarter of 1994 (see Note 13 to the Consolidated Financial Statements).

     Until the Combination Mill is operational, the Company is unable to produce plate for pipe sizes larger than 32" in diameter but believes if market conditions permit, it will be able to purchase plate for pipe sizes larger than 32". The pricing for international pipe began to erode in 1994 and the Company has temporarily withdrawn from the international market for this product. However, the Company believes the international market for large diameter oil and gas transmission pipe could provide significant opportunities in the next few years. The completion of the Combination Mill is expected to provide the Company with manufacturing cost reductions and enhance its global competitiveness as well as provide plate for all of the Napa Facility's size requirements. The Company expects to utilize its excess hot metal capacity at the Portland Steel Mill by selling slabs during 1995 and 1996 subject to market demand.

     The Company expects the cost of raw materials and alloys to remain high during 1995. The Company implemented price increases during 1994 on most of its products in an effort to offset the increased raw material costs. Pricing of the Company's steel products will continue to be affected by the competitive environment in the respective product markets.

COMPARISON OF 1994 TO 1993

     Sales. Sales in 1994 of $838.3 million increased 23.3 percent from sales of $679.8 million in 1993. Tonnage shipments increased 20.2 percent to 1.7 million tons in 1994 from 1.4 million tons in 1993. Selling prices in 1994 averaged $497 per ton versus $485 in 1993. Of the $158.5 million sales increase, $137.4 million was the result of volume increase and $21.1 million from higher average selling prices.

     The increase in sales and shipments was primarily due to the inclusion of a full year's operation of CF&I which was acquired on March 3, 1993. Increased shipments of pipe from the Napa Facility (278,400 tons in 1994 versus 168,300 tons in 1993) and Camrose Facility (172,800 tons in 1994 versus 155,400 tons in 1993) also contributed to the increase in shipments. The Company realized price increases on substantially all products except large diameter pipe shipped from the Napa Facility which declined by approximately 20 percent.

     Gross Profits. Gross profits as a percentage of sales for 1994 were 9.2 percent compared to 10.6 percent for 1993. Gross profit margins were negatively impacted by significantly lower selling prices for large diameter pipe shipped from the Company's Napa Facility and the associated higher costs of producing a higher quality grade of steel slab at the Company's Portland Steel Mill for


                                 18
producing low carbon pipe grades for international shipments. Gross profit margins were also negatively affected by costs and lower volumes relating to the completion and start-up of a portion of the equipment upgrades which are part of the capital improvement program at CF&I.

     Provision for Rolling Mill Closures. During 1994 the Company recognized a loss associated with the closure of the Fontana Plate Mill and the provision for loss on the shutdown of the existing Portland Steel Mill plate rolling mill at completion of the construction of the Combination Mill. Of the $13.7 million after-tax charge, approximately $13 million is a non-cash charge relating to the write-off of production supplies and property, plant and equipment. The decision to permanently close the Fontana plate mill was based upon the high operating costs of the facility, the current depressed pricing in the international large diameter pipe market and the lack of domestic pipeline activity.

     Selling, General and Administrative. Selling, general and administrative expenses for 1994 increased $8.6 million or 20.7 percent compared with 1993 but decreased as a percentage of sales from
6.1 percent in 1993 to 6.0 percent in 1994. The dollar amount increase is primarily a result of the inclusion of CF&I costs (which increased by $4.1 million) for 12 months in 1994, versus 10 months in 1993 and increased shipping costs related to welded pipe shipments from the Company's Oregon Steel Division ($2.8 million).

     Contribution to ESOP and Profit Participation. The contribution to the ESOP was $738,000 in 1994 compared with $753,000 in 1993. Profit Participation Plan expense was $2.3 million for 1994 compared with $4.5 million for 1993. These reductions are the result of the decreased profitability of the Company in 1994 versus 1993.

     Interest and Dividend Income. Interest and dividend income on investments was $1.6 million in 1994 compared with $.9 million in 1993. This increase was primarily due to interest earned on the property tax refunds (see Note 13 to the Consolidated Financial Statements).

     Interest Expense. Total interest cost for 1994 was $11.3 million, an increase of $5.6 million compared to 1993. This increase was primarily related to interest cost incurred on debt issued to fund the CF&I capital expenditure program. Of the $11.3 million of interest cost, $7.4 million was capitalized as part of construction in progress.

     Gain on Sale of Subsidiary's Common Stock. The $12.3 million gain on sale of subsidiary's common stock was realized from the sale of a 10 percent equity interest in New CF&I, Inc. to a subsidiary of Nippon Steel Corporation (see Note 13 to the Consolidated Financial
Statements).

     Income Tax Expense. The Company's effective income tax rate for state and federal taxes was a benefit of 32.2 percent for 1994 compared to an expense of 33.3 percent for 1993. The effective income tax rate for both periods varied from the combined state and federal statutory rates due to earned state tax credits and deductible dividends paid on stock held by the ESOP and paid to ESOP participants. Income before income taxes in 1994 included a $12.3 million gain on the sale of a 10 percent equity interest in New CF&I, Inc. which was treated as a nontaxable item (see Note 13 to the Consolidated Financial Statements). Income before income taxes in 1993 included a $2.8 million insurance recovery related to a 1992 litigation settlement that was treated as a nontaxable item.

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

     The increase in sales and shipments was primarily due to the inclusion of the operations of CF&I and a full year contribution from Camrose Pipe Company which was formed on June 30, 1992. The decrease in selling price was primarily due to a decline in large diameter steel pipe shipments from the Napa Facility (168,300 tons in 1993 versus 255,100 tons in 1992) and a larger percentage of CF&I's product mix to total sales and shipments. On average CF&I's products have a lower selling price than steel plate and large diameter pipe products.

                                 19

     Gross Profits. Gross profits as a percentage of sales for 1993 were 10.6 percent compared to 20.4 percent for 1992. The gross profit margin decline year to year is due to higher raw material costs, principally scrap, which could not be completely recovered through sales price increases. During 1993 the Company experienced an average increase of $26 per ton in scrap cost over the average 1992 cost per ton. This increase reversed the downward spiral in costs experienced for certain raw materials during the previous two years. In addition, the reduction of pipe production and pipe shipments in 1993 at the Napa Facility negatively impacted the Company's ability to absorb fixed costs at both the Napa Facility and the Fontana Plate Mill, since a majority of the Fontana Plate Mill production was shipped to the Napa Facility for conversion into steel pipe. Decreased Napa Facility shipments also required the Company to increase its sales of lower margin commodity steel plate products in order to sustain the operating efficiency of the Portland Steel Mill. Production began on a number of large pipe orders during the fourth quarter of 1993; however, the revenues related to these orders was not recognized until shipments began in the first quarter of 1994.

     Selling, General and Administrative. Selling, general and administrative expenses for 1993 increased $11.7 million or 39.2 percent compared with 1992 but decreased as a percentage of sales from
7.5 percent in 1992 to 6.1 percent in 1993. The dollar amount increase is primarily a result of the Company's acquisitions of the Camrose Facility and CF&I ($11.5 million), increased expenses related to increased support required by the Company's growth and general inflation ($2.3 million), offset by decreased shipping costs due to reduced pipe shipments from the Napa Facility ($2.1 million). The percentage decrease is due primarily to the increased sales volume in 1993.

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

     Income Tax Expense. The Company's effective income tax rate for state and federal taxes was 33.3 percent for 1993 compared to 42.1 percent for 1992. The effective income tax rate for both periods varied from the combined state and federal statutory rates due to utilization of carryforward tax credits against state income taxes and deductible dividends paid on stock held by the ESOP and paid to ESOP participants. In 1993 the insurance recovery of $2.8 million related to the 1992 litigation settlement was treated as a nontaxable item. The higher effective income tax rate in 1992 resulted primarily because the litigation settlement expense of $5 million was treated as a nondeductible item for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from 1994 operations was $20.5 million compared to $44.5 million in the corresponding 1993 period. The major items affecting this $24 million decrease were positive cash flows from the non-cash charge for provision for rolling mill closures ($22.1 million), decreased inventories ($15.3 million) and decreased other current assets ($3.8 million). The positive cash flows were offset by reduced net income ($2.7 million), the non-cash gain on sale of subsidiary's common stock ($12.3 million), decrease in deferred taxes ($8.1 million), decreased trade accounts payable and accrued expenses ($35.9 million) and decreased other taxes payable ($2.5 million).

                                 20

     Net working capital at December 31, 1994 increased $2.0 million due to a $3.7 million increase in current assets offset by a $1.7 million increase in current liabilities. The increase in current liabilities is primarily a result of an increase in accounts payable and accrued expense liabilities ($15.8 million) offset by the transfer of short-term debt to the new long-term debt facilities ($14.2 million). The accounts payable and accrued expense liability increase was due primarily to the capital spending programs, and increased sales activity.

     In December 1994, the Company entered into an agreement establishing two credit facilities ("Senior Credit Facilities") which provide for collateralized borrowing of up to $300 million from a group of banks ("Lender Banks"). Use of the Senior Credit Facilities is to fund capital expenditures, for general corporate purposes, and for working capital. The Senior Credit Facilities are comprised of:
(1) a $200 million term loan facility ("Term Loan") which may be drawn at any time through December 31, 1996; and (2) up to a $100 million revolving loan facility ("Revolving Loan") which may be drawn and repaid at any time through December 31, 1997 based upon the Company's accounts receivable and inventory balances. Substantially all $100 million of the Revolving Loan is expected to be available throughout its term. By mutual agreement of the Company and the Lender Banks, the Revolving Loan may be extended for two additional one-year periods to December 31, 1999.

     Annual commitment fees are 3/8 of 1 percent or 1/2 of 1 percent of the unused portions of the Senior Credit Facilities, depending on the Company's quarterly consolidated ratio ("Leverage Ratio") of funded debt to the most recent four quarters' earnings before interest, taxes, depreciation and amortization. At the Company's election, interest is based on the London Interbank Borrowing Rate ("LIBOR"), the prime rate or, for the Revolving Loan only, the federal funds rate, plus a margin determined by the Company's Leverage Ratio.

     The outstanding balance of the Term Loan on December 31, 1996 will be repaid in eleven quarterly installments commencing June 30, 1997. If the Term Loan is fully drawn at December 31, 1996, the repayments will total $50 million in 1997, $70 million in 1998, and $80 million in 1999. Such payments will be reduced pro-rata if less than the full amount is drawn.

     The Term and Revolving Loans are collateralized by substantially all of the Company's inventory and accounts receivable, except those of Camrose. In addition, the Company has pledged as collateral its material loans receivable from its subsidiaries, and the stock of certain material subsidiaries. The Senior Credit Facilities are guaranteed by the material wholly-owned subsidiaries of the Company.

     The Senior Credit Facilities agreement contains various restrictive covenants including a minimum current asset to current liability ratio; minimum interest coverage ratio; minimum ratio of cash flow to scheduled maturities of long-term debt, interest and taxes; minimum tangible net worth; a maximum ratio of long-term debt to total capitalization; and restrictions of capital expenditures, liens, investments and additional indebtedness.

     At December 31, 1994, $120 million was outstanding under the Term Loan and $10 million was outstanding under the Revolving Loan.

     The Company has entered into interest rate swap agreements with banks, as required by the Senior Credit Facilities, to reduce the impact of unfavorable changes in interest rates on its debt. (See Note 6 to the Consolidated Financial Statements.)

     Term debt of $67.5 million was incurred by CF&I as part of the purchase price of certain assets of CF&I Steel Corporation on March 3, 1993. This debt is uncollateralized and is payable over ten years with interest at 9.5 percent. The Company has guaranteed the payment of the first 25 months installment cash payments (a total remaining of approximately $3.5 million of principal and interest at December 31,
1994). As of December 31, 1994, the outstanding balance on the debt is $60.1 million, of which $54.8 million is classified as noncurrent.

     The Company has an uncollateralized and uncommitted revolving line of credit with a bank which matures May 31, 1995 which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At December 31, 1994, $13.6 million was restricted under outstanding letters of credit. In addition, the Company has a $5 million unsecured and uncommitted revolving credit line with a bank which is restricted to use for letters of credit. At December 31, 1994, $3.2 million was restricted under outstanding letters of credit.

                                 21

     Camrose maintains a $15 million revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by the assets of Camrose and expires on October 31, 1996. Depending on Camrose's election at the time of borrowing, interest is payable based on (1) the bank's Canadian dollar prime rate, (2) the bank's United States dollar prime rate, or (3) LIBOR. As of December 31, 1994, Camrose had $3.2 million outstanding under the facility.

     During 1994 the Company expended approximately $120 million on the capital program at CF&I and $10 million on the Combination Mill. During 1995 the Company expects to expend $45 million on the capital program at CF&I and $120 million on the Combination Mill.

     In addition to the Combination Mill, the Company has budgeted approximately $13 million for capital expenditures at its Oregon Steel Division manufacturing facilities for recurring upgrade projects to the present facilities and equipment. Approximately $10 million was expended on various capital projects at these facilities in 1994. The Company has also budgeted $15 million for an approximated 13 percent equity interest in the planned Venezuelan HBI plant. Expenditures for this project are expected to be $5 million in 1995.

     The Company's total capitalization at December 31, 1994 of $463.8 million consists of $187.9 million in long-term debt and $275.9 million in stockholders' equity, for a long-term debt-to-capitalization ration of .41 to 1. Net book value per share of common stock at December 31, 1994 was $14.24 per share versus $14.23 per share at December 31, 1993. The Company believes that anticipated needs for working capital and capital expenditures through 1995 will be met from existing cash balances, funds generated by operations and borrowing pursuant to the Company's Senior credit facilities.

     Impact of Inflation. Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers. Property, plant facilities and equipment purchased by the Company in prior years have been subject to inflation; consequently, current charges to depreciation are smaller than would be required if such assets were valued at replacement cost.


                                 22

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                     QUARTERLY FINANCIAL DATA - UNAUDITED
                                                   1994                                    1993
                                 ---------------------------------------   ----------------------------------------
                                    4th       3rd       2nd       1st         4th       3rd        2nd       1st
                                 --------   -------   -------   --------   --------   -------   --------   --------
                                                       (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Sales..........................   $191.5    $193.1    $234.8     $218.9     $152.5    $174.2     $204.1     $149.0
Operating income (loss)........      6.6(1)  (19.6)(2)   7.2        7.5       (1.5)     1.91       12.1       12.3
Net income (loss)..............      5.5       (.5)(3)   3.4        3.7       (1.2)        -        9.2        6.8
Net income (loss)
  per share....................     $.27     $(.02)     $.17       $.18      $(.06)        -       $.46       $.35
Dividends declared per
  common share.................     $.14      $.14      $.14       $.14       $.14      $.14       $.14       $.14
Common stock price range:
  High.........................  $18 1/4   $20 1/4   $23        $27 3/8    $25 1/4   $22 3/4    $25 5/8    $27 1/2
  Low..........................  $14 1/8   $15 7/8   $18 7/8    $22 5/8    $20 7/8   $17 1/2    $20 1/8    $21 3/4
Average shares
  outstanding..................     20.0      20.0      20.0       20.0       19.8      19.7       19.7       19.4


(1) Includes property tax refunds totalling $3.5 million related to prior years. (See note 13 to the Consolidated
    Financial Statements.)

(2) Includes provision for rolling mill closures of $22.1 million. (See Note 13 to the Consolidated Financial
    Statements.)

(3) Includes gain of approximately $12.3 million on the sale of a 10 percent interest in the Company's subsidiary,
    New CF&I, Inc. (See Note 13 to the Consolidated Financial Statements.)



                   REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of
Oregon Steel Mills, Inc.

     We have audited the consolidated financial statements and the financial statement schedule of Oregon Steel Mills, Inc. and Subsidiaries as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oregon Steel Mills, Inc. and Subsidiaries as of December 31, 1994, 1993 and 1992, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.
Portland, Oregon
February 10, 1995

                                  24

                                           OREGON STEEL MILLS, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                (IN THOUSANDS)
                                                    ASSETS
                                                                                        DECEMBER 31,
                                                                           --------------------------------------
                                                                             1994           1993           1992
                                                                           --------       --------       --------
Current assets:
  Cash and cash equivalents............................................    $  5,039       $  9,623       $  5,177
  Trade accounts receivable, less allowance for
    doubtful accounts of $2,063, $1,906, and $926......................      80,203         71,649         23,900
  Inventories..........................................................     160,788        160,504        113,253
  Other current assets.................................................       7,661          9,203          9,003
  Deferred tax asset...................................................       5,775          4,804          3,633
                                                                           --------       --------       --------
    Total current assets                                                    259,466        255,783        154,966
                                                                           --------       --------       --------
Property, plant and equipment:
  Land and improvements................................................      28,319         24,466         21,652
  Buildings............................................................      36,943         35,821         32,180
  Machinery and equipment..............................................     230,019        240,833        197,492
  Construction in progress.............................................     139,842         34,605         19,756
                                                                           --------       --------       --------
                                                                            435,123        335,725        271,080
  Accumulated depreciation.............................................     (97,027)      (104,300)       (84,287)
                                                                           --------       --------       --------
                                                                            338,096        231,425        186,793
                                                                           --------       --------       --------
Excess of cost over net assets acquired................................      42,569         39,474              -
Other assets...........................................................      25,602         22,988         12,493
                                                                           --------       --------       --------
                                                                           $665,733       $549,670       $354,252
                                                                           ========       ========       ========
                                                  LIABILITIES
Current liabilities:
  Current portion of long-term debt....................................    $  5,302      $   4,680       $      -
  Short-term debt......................................................           -         14,225         11,000
  Accounts payable.....................................................      85,618         75,419         34,179
  Accrued expenses.....................................................      24,692         19,091          9,306
  Other taxes payable..................................................       2,374          2,907          1,037
                                                                           --------      ---------       --------
    Total current liabilities..........................................     117,986        116,322         55,522
Long-term debt.........................................................     187,935         76,487              -
Deferred employee benefits.............................................      17,661         15,327         13,495
Other deferred liabilities.............................................      36,609         36,803          2,605
Deferred income taxes..................................................      10,725         16,514         14,245
                                                                           --------      ---------       --------
                                                                            370,916        261,453         85,867
                                                                           --------      ---------       --------
Minority interests.....................................................      18,934         12,975         10,870
                                                                           --------      ---------       --------
Commitments and contingencies (Note 11)
                                              STOCKHOLDERS' EQUITY
Capital stock:
  Preferred stock, par value $.01 per share; 1,000 shares
    authorized; none issued
  Common stock, par value $.01 per share; 30,000 shares
    authorized; 19,377, 19,348, and 19,201 shares issued
    and outstanding....................................................         194            193            192
Additional paid-in capital.............................................     150,090        149,340        134,101
Retained earnings......................................................     130,145        128,924        124,935
Minimum pension liability adjustment...................................           -           (297)             -
                                                                           --------      ---------       --------
                                                                            280,429        278,160        259,228
Cumulative foreign currency translation adjustment.....................      (4,546)        (2,918)        (1,713)
                                                                           --------      ---------       --------
                                                                            275,883        275,242        257,515
                                                                           --------      ---------       --------
                                                                           $665,733      $ 549,670       $354,252
                                                                           ========      =========       ========

              The accompanying notes are an integral part of the consolidated financial statements.



                                             OREGON STEEL MILLS, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------
                                                                   1994          1993           1992
                                                                 --------      --------       --------
Sales.........................................................   $838,268      $679,823       $397,722
                                                                 --------      --------       --------
Costs and expenses:
  Cost of sales...............................................    761,335       608,236        316,455
  Provision for rolling mill closures.........................     22,134             -              -
  Selling, general and administrative expenses................     50,052        41,447         29,785
  Contribution to employee stock ownership plan...............        738           753          3,501
  Profit participation........................................      2,336         4,527         10,510
                                                                 --------      --------       --------
                                                                  836,595       654,963        360,251
                                                                 --------      --------       --------
    Operating income..........................................      1,673        24,860         37,471
Other income (expense):
  Interest and dividend income................................      1,620           921            741
  Interest expense............................................     (3,910)       (3,988)             -
  Settlement of litigation....................................          -         2,750         (5,040)
  Gain on sale of subsidiary's common stock...................     12,323             -              -
  Minority interests..........................................     (3,290)       (1,996)         1,097
  Other, net..................................................        711          (354)           214
                                                                 --------      --------       --------
    Income before income taxes................................      9,127        22,193         34,483
Income tax benefit (expense)..................................      2,941        (7,388)       (14,506)
                                                                 --------      --------       --------
    Net income................................................   $ 12,068      $ 14,805       $ 19,977
                                                                 ========      ========       ========
Primary and fully diluted net income per
  common and common equivalent share..........................      $ .60         $ .75          $1.04
                                                                 ========      ========       ========

       The accompanying notes are an integral part of the consolidated financial statements.


                                             OREGON STEEL MILLS, INC.
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994
                                                 (IN THOUSANDS)

                                                                                             CUMULATIVE
                                                                                 MINIMUM       FOREIGN
                                      COMMON STOCK     ADDITIONAL                PENSION      CURRENCY
                                    ----------------     PAID-IN     RETAINED   LIABILITY    TRANSLATION
                                     SHARES   AMOUNT     CAPITAL     EARNINGS   ADJUSTMENT   ADJUSTMENT      TOTAL
                                    -------  -------   ----------    --------   ----------   -----------   --------
Balances, December 31, 1991......    18,986     $190     $129,136    $115,680            -            -    $245,006
Net income.......................                                      19,977                                19,977
Issuance to employee stock
  ownership plan.................       215        2        4,998                                             5,000
Adjust prior year common stock
  issuance.......................                             (33)                                              (33)
Foreign currency translation
  adjustment.....................                                                               $(1,713)     (1,713)
Dividends paid ($.56 per share)..                                     (10,722)                              (10,722)
                                    -------     ----     --------    --------       ------      -------    --------
Balances, December 31, 1992......    19,201      192      134,101     124,935            -       (1,713)    257,515
Net income.......................                                      14,805                                14,805
Issuance to employee stock
  ownership plan.................       147        1        3,499                                             3,500
Common stock to be issued March
  2003 (598,400 shares)..........                          11,184                                            11,184
Warrants to purchase 100,000
  shares of common stock for five
  years, expiring March 3, 1998..                             556                                               556
Minimum pension liability
  adjustment.....................                                                    $(297)                    (297)
Foreign currency translation
  adjustment.....................                                                                (1,205)     (1,205)
Dividends paid ($.56 per share)..                                     (10,816)                              (10,816)
                                    -------     ----     --------    --------        -----      --------   --------
Balances, December 31, 1993          19,348      193      149,340     128,924         (297)      (2,918)    275,242
Net income.......................                                      12,068                                12,068
Issuance to employee stock
  ownership plan.................        29        1          750                                               751
Minimum pension liability
  adjustment.....................                                                      297                      297
Foreign currency translation
  adjustment.....................                                                                (1,628)     (1,628)
Dividends paid ($.56 per share)..                                     (10,847)                              (10,847)
                                    -------     ----     --------    --------        -----      -------    --------
Balances, December 31, 1994          19,377     $194     $150,090    $130,145        $   -      $(4,546)   $275,883
                                    =======     ====     ========    ========        =====      =======    ========

              The accompanying notes are an integral part of the consolidated financial statements.


                                            OREGON STEEL MILLS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------------------
                                                                        1994             1993               1992
                                                                     --------          --------           --------
Cash flows from operating activities:
  Net income......................................................   $ 12,068          $ 14,805           $ 19,977
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation................................................     20,642            20,769             16,253
      Amortization................................................      1,370               606                  -
      Provision for rolling mill closures.........................     22,134                 -                  -
      Deferred income taxes.......................................     (5,789)            2,269              3,050
      Accruals for contribution of common stock to
        employee stock ownership plan.............................        736               750              3,500
      Gain on sale of subsidiary's common stock...................    (12,323)
      Loss on disposal of property, plant and equipment...........        147               591                958
      Minority interests' share of income (loss)..................      1,482               905             (1,068)
      Other, net..................................................         53             1,198               (941)
      Changes in current assets and liabilities net
        of effect of acquisitions:
           Trade accounts receivable..............................     (9,161)           (7,980)            26,226
           Refundable income taxes................................       (152)            2,413             (3,349)
           Inventories............................................     (3,786)          (19,124)            (6,762)
           Other current assets...................................      1,690            (2,136)            (1,618)
           Deferred tax asset.....................................       (971)           (1,171)               114
           Accounts payable.......................................    (12,568)           21,559             (1,330)
           Accrued expenses.......................................      5,530             7,221             (4,612)
           Other taxes payable....................................       (582)            1,870             (2,013)
                                                                     --------          --------           --------
  NET CASH PROVIDED BY
    OPERATING ACTIVITIES..........................................     20,520            44,545             48,385
                                                                     --------          --------           --------
Cash flows from investing activities:
  Additions to property, plant and equipment......................   (128,237)          (40,905)           (34,281)
  Proceeds from disposal of property, plant and equipment.........        390             2,236                  -
  Investment in Camrose Pipe Company..............................          -                 -            (17,972)
  Investment in CF&I Steel, L.P...................................          -            (8,039)                 -
  Other, net......................................................       (855)              565               (707)
                                                                     --------          --------           --------
  NET CASH USED BY INVESTING ACTIVITIES...........................   (128,702)          (46,143)           (52,960)
                                                                     --------          --------           --------
Cash flows from financing activities:
  Net borrowings under revolving loan agreements..................      94,047           20,042             11,000
  Proceeds from Senior Credit Facilities..........................     137,600                -                  -
  Payments on Senior Credit Facilities............................      (7,600)               -                  -
  Payment of existing debt with
    proceeds from Senior Credit Facilities........................    (121,600)               -                  -
  Other reductions of debt........................................      (4,394)          (3,033)            (5,125)
  Dividends paid..................................................     (10,847)         (10,816)           (10,722)
  Proceeds from sale of subsidiary's common stock.................      16,800                -                  -
  Other, net......................................................         258              (42)               (45)
                                                                     ---------         --------           --------
  NET CASH PROVIDED (USED) BY
    FINANCING ACTIVITIES..........................................     104,264            6,151             (4,892)
                                                                     ---------         --------           --------
Effects of foreign currency exchange rate changes on cash.........        (666)            (107)               (30)
                                                                     ---------         --------           --------
Net increase (decrease) in cash and cash equivalents..............      (4,584)           4,446             (9,497)
Cash and cash equivalents at beginning of year....................       9,623            5,177             14,674
                                                                     ---------         --------           --------
Cash and cash equivalents at end of year..........................   $   5,039         $  9,623           $  5,177
                                                                     =========         ========           ========

See Note 4 for additional supplemental disclosures of cash flow information:
  Cash paid for:
    Interest......................................................    $ 10,500         $  5,443           $    547
    Income taxes..................................................    $  3,967         $  4,017           $ 15,442
                The accompanying notes are an integral part of the consolidated financial statements.

/PAGE

                      OREGON STEEL MILLS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. Affiliates which are 20 percent to 50 percent owned are accounted for using the equity method. Material wholly-owned and majority-owned subsidiaries of the Company are Napa Pipe Corporation ("Napa"), Oregon Steel Mills - Fontana Division, Inc. ("Fontana"), Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), and 90 percent owned New CF&I, Inc. which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"). All material intercompany transactions and account balances have been eliminated upon consolidation. Operations of purchased businesses are included in the consolidated financial statements from the date of acquisition.

CASH AND CASH EQUIVALENTS

     The Company invests excess cash balances in short-term securities, including corporate and municipal obligations, bank repurchase agreements, commercial paper, remarketed preferred stock, and similar liquid instruments which are readily converted to known amounts of cash and are so near to maturity that they present insignificant risk of changes in value because of changes in interest rates. The carrying amounts approximate fair value because of the short maturity of these instruments.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade receivables. The Company places its cash and cash equivalents and investments with high-credit-quality financial institutions and limits the amount of credit exposure at any one financial institution. At times, temporary cash investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Management believes that risk of loss on the Company's trade receivables is significantly reduced by ongoing credit evaluation of customer financial condition and requirements for collateral, such as letters of credit and bank guarantees.

INVENTORIES

     Inventories are stated at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at historical cost, including all costs directly related to the acquisition, construction, and preparation for intended use, such as capitalized interest. Such capitalized interest amounted to $7.4 million, $1.7 million, and $318,000 in 1994, 1993 and 1992, respectively. Depreciation is determined utilizing principally the straight-line method over the estimated useful lives of the individual assets. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Upon disposal, related costs and accumulated depreciation are removed from the accounts and resulting gains or losses are reflected in income.

EXCESS OF COST OVER NET ASSETS ACQUIRED

     Excess of cost over net assets acquired relate to the acquisitions of CF&I and Camrose. The excess is being amortized on a straight-line basis over 40 years. Accumulated amortization was $1.8 million and $765,000 in 1994 and 1993, respectively.

INTEREST RATE SWAP AGREEMENTS

     The differentials to be paid or received on interest rate swaps are recognized as adjustments to interest expense during the term of the swap agreements on an accrual basis. Cash flows from interest rate hedging transactions are classified in the same category as the cash flows from the related borrowing activity.

                                 29

TAXES ON INCOME

     Deferred income taxes reflect the tax consequences in future years of differences between the financial reporting and tax bases of assets and liabilities at year end based on enacted tax laws and statutory tax rates. Tax credits are recognized on the flow through method as a reduction of income tax expense in the year the credit arises. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect as of the balance sheet date. The related translation adjustments are reflected in the cumulative foreign currency translation adjustment section of the consolidated balance sheet. Income and expenses are translated at the average rates of exchange prevailing during the year.

NET INCOME PER SHARE

     The computation of net income per common and common equivalent share is based upon the weighted average number of common shares outstanding during each period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable.

     The weighted average number of common shares and equivalents outstanding was 20 million, 19.8 million and 19.2 million, respectively, in 1994, 1993 and 1992. There were no dilutive common share equivalents outstanding in any years presented.

REVENUE RECOGNITION

     Revenue is recognized when the earnings process is complete and an exchange has taken place. The earnings process is not considered complete until collection of the sales price is reasonably assured.

RECLASSIFICATIONS

     Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform with the current year's presentation. The reclassifications do not affect previously reported net income.

                                 30

2. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one business segment in two geographical locations, the United States and Canada.

     Geographical area information is as follows:
                                        1994       1993       1992
                                      --------   --------   --------
                                              (IN THOUSANDS)
SALES TO UNAFFILIATED CUSTOMERS
  United States...................... $728,229   $587,247   $379,714
  Canada.............................  110,039     92,576     18,008
                                      --------   --------   --------
                                      $838,268   $679,823   $397,722
                                      ========   ========   ========
OPERATING INCOME (LOSS) BY
     GEOGRAPHIC LOCATION
  United States...................... $ (7,186)  $ 19,645    $ 39,917
  Canada.............................    8,859      5,215      (2,446)
                                      --------   --------    --------
                                      $  1,673   $ 24,860    $ 37,471
                                      ========   ========    ========

INCOME (LOSS) BEFORE INCOME TAXES
     BY GEOGRAPHIC LOCATION
  United States...................... $  3,839   $ 19,192    $ 36,068
  Canada.............................    5,288      3,001      (1,585)
                                      --------   --------    --------
                                      $  9,127   $ 22,193    $ 34,483
                                      ========   ========    ========

IDENTIFIABLE ASSETS BY
     GEOGRAPHIC AREAS
  United States...................... $615,816   $508,084    $314,273
  Canada.............................   49,917     41,586      39,979
                                      --------   --------    --------
                                      $665,733   $549,670    $354,252
                                      ========   ========    ========

     The major industries to which the Company sells steel products are fabricators, manufacturers, steel service centers, natural gas pipeline companies and railroad companies. In 1993 and 1992, the Company derived 11.8 percent and 44.9 percent, respectively, of its sales from one customer. These sales were to the same customer in 1993 and 1992.

     Operating income is total revenues less operating expenses excluding investment income, interest expense, other nonoperating income (expense), settlement of litigation, gain on sale of subsidiary's common stock, equity in income or loss attributable to minority interest and provision for income taxes.

3. INVENTORIES

     Inventories at December 31 consist of:
                                        1994       1993       1992
                                      --------   --------    --------
                                              (IN THOUSANDS)
Raw materials.......................  $ 37,389   $ 26,242    $  8,326
Semi-finished product...............    50,033     51,759      29,280
Finished product....................    50,320     62,104      61,557
Stores and operating supplies.......    23,046     20,399      14,090
                                      --------   --------    --------
                                      $160,788   $160,504    $113,253
                                      ========   ========    ========
4. SUPPLEMENTAL CASH FLOW INFORMATION

     During 1994 the Company (a) acquired property, plant and equipment for $18.6 million which was included in accounts payable at December 31, 1994, (b) incurred a non-cash charge of $22.1 million to reduce the carrying value of various pieces of property, plant and equipment, inventories, and other operating supplies relating to the closure of the Company's Fontana, California plate mill and for those assets unlikely to be used following the construction of the new steckel combination mill ("Combination Mill") at the Company's Portland, Oregon steel mill (see Note 13) and (c) accrued accounts payable related to the annual performance purchase price adjustment at Camrose for $3.6 million (see Note 11).


                                 31

     During 1993 the Company's purchase of certain of the CF&I Steel Corporation's net assets was accomplished by remitting $8 million, along with other non-cash items to the seller.

     During 1992 the Company's purchase of Camrose net assets was accomplished by remitting $18 million to the seller representing the Company's net 60 percent acquisition cost. As a result, no funds were paid to, or received from, the seller for its 40 percent interest in the facility.

5.  ACCRUED EXPENSES

     Accrued expenses at December 31 are as follows:
                                        1994       1993       1992
                                      --------   --------    ------
                                              (IN THOUSANDS)
Accrued vacation....................  $ 6,254    $ 5,391     $2,606
Other...............................   18,438     13,700      6,700
                                      -------    -------     ------
                                      $24,692    $19,091     $9,306
                                      =======    =======     ======

6. DEBT AND FINANCING ARRANGEMENTS

LONG-TERM DEBT:

     Long-term debt at December 31 is summarized as follows:
                                                   1994       1993
                                                 --------    -------
                                                    (IN THOUSANDS)
Term Loan......................................  $120,000    $     -
Revolving Loan.................................    10,000     16,700
CF&I term loan.................................    60,073     64,467
Other term loans...............................     3,164          -
                                                 --------    -------
                                                  193,237     81,167
Less current maturities........................     5,302      4,680
                                                 --------    -------
                                                 $187,935    $76,487
                                                 ========    =======

     In December 1994 the Company entered into an agreement establishing two credit facilities ("Senior Credit Facilities") which provide for collateralized borrowing of up to $300 million from a group of banks ("Lender Banks"). Use of the Senior Credit Facilities is to fund capital expenditures, for general corporate purposes, and for working capital. The Senior Credit Facilities are comprised of:
(1) a $200 million term loan facility ("Term Loan") which may be drawn at any time through December 31, 1996; and (2) up to a $100 million revolving loan facility ("Revolving Loan") which may be drawn and repaid at any time through December 31, 1997 based upon the Company's accounts receivable and inventory balances. By mutual agreement of the Company and the Lender Banks, the Revolving Loan may be extended for two additional one-year periods to December 31, 1999.

     Annual commitment fees are .375 percent or .5 percent of the unused portions of the Senior Credit Facilities, depending on the Company's quarterly consolidated ratio ("Leverage Ratio") of funded debt to the most recent four quarters' earnings before interest, taxes, depreciation and amortization. At the Company's election, interest is based on the London Interbank Borrowing Rate ("LIBOR"), the prime rate or, for the Revolving Loan only, the federal funds rate, plus a margin determined by the Company's Leverage Ratio. As of December 31, 1994, interest on the Senior Credit Facilities was 8.13 percent.

     The outstanding balance of the Term Loan on December 31, 1996 will be repaid in eleven quarterly installments commencing June 30, 1997. If the Term Loan is fully drawn at December 31, 1996, the repayments will total $50 million in 1997, $70 million in 1998, and $80 million in 1999. Such payments will be reduced pro-rata if less than the full amount is drawn.

     The Senior Credit Facilities are collateralized by substantially all of the Company's inventory and accounts receivable, except those of Camrose. In addition, the Company has pledged as collateral its material loan receivables from its subsidiaries, and the stock of certain material subsidiaries. The Senior Credit Facilities are guaranteed by the material wholly-owned subsidiaries of the Company.

                                 32

     The Senior Credit Facilities agreement contains various restrictive covenants including a minimum current asset to current liability ratio; a minimum interest coverage ratio; a minimum ratio of cash flow to scheduled maturities of long-term debt, interest and taxes; and a minimum tangible net worth; a maximum ratio of long-term debt to total capitalization; and restrictions on capital expenditures, liens, investments and additional indebtedness.

     The Company has entered into interest rate swap agreements with banks, as required by the Senior Credit Facilities, to reduce the impact of unfavorable changes in interest rates on its debt. At December 31, 1994, the Company had outstanding four interest rate swap agreements with commercial banks, having a notional principal amount of $30 million. These agreements effectively change the Company's interest rate costs on a portion of its Senior Credit Facilities to
9.34 percent on $10 million maturing on November 9, 1997, 9.35 percent on $10 million maturing on November 9, 1997 and 9.64 percent on a remaining $10 million maturing on December 22, 1997. These rates are fixed over the indicated terms of the swap agreements except for the effect of changes in the Company's leverage ratio, which could reduce the interest by up to 1 percent, or increase interest by up to .5 percent. The Company is exposed to credit loss in the event of nonperformance by the other parties in the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

     Term debt of $67.5 million was incurred by CF&I as part of the purchase price of certain assets of CF&I Steel Corporation on March 3, 1993. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent. The Company has guaranteed the payment of the first 25 months installment cash payments on the $67.5 million note (a total remaining of approximately $3.5 million of principal and interest at December 31, 1994). As of December 31, 1994, the outstanding balance on this debt is $60.1 million, of which $54.8 million is classified as noncurrent.

     Camrose maintains a $15 million revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by the assets of Camrose and expires on October 31, 1996. Depending on Camrose's election at the time of borrowing, interest is payable based on (1) the bank's Canadian dollar prime rate, (2) the bank's United States dollar prime rate, or (3) LIBOR. As of December 31, 1994, Camrose had $3.2 million outstanding under the facility with interest at 8.13 percent.

     As of December 31, 1994, principal payments on long-term debt are payable in annual installments of:

1995......................................................  $  5,302
1996......................................................     7,269
1997......................................................    38,678
1998......................................................    60,165
1999......................................................    50,800
Balance due in installments through 2003..................    31,023
                                                            --------
                                                            $193,237
                                                            ========

SHORT-TERM DEBT:

     The Company has an uncollateralized and uncommitted revolving line of credit with a bank which matures May 31, 1995 and may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At December 31, 1994, $13.6 million was restricted under outstanding letters of credit. In addition, the Company has a $5 million uncollateralized and uncommitted revolving credit line with a bank which is restricted to use for letters of credit. At December 31, 1994, $3.2 million was restricted under outstanding letters of credit. The weighted average interest rates on short-term borrowings were 5.1 percent and 3.5 percent at December 31, 1993 and 1992, respectively.

                                 33

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

     Based on quotations from counterparties, the fair value of the Company's interest rate swap agreements (see Note 6) at December 31, 1994 was $192,000 which represents the estimated unrealized gain that would result if the Company terminated the agreements. However, the Company has no intention to exit these agreements. The interest rate swap agreements are a part of an interest rate management strategy that is required by the Senior Credit Facilities.

     The carrying value of the Company's borrowings under its Senior Credit Facilities and other revolving loan agreements (see Note 6) at December 31, 1994 approximates fair value since the Senior Credit Facilities and other revolving loan agreements carry a variable interest rate.

     The carrying value and fair value of the CF&I term loan at December 31, 1994 is $60.1 million and $57.9 million, respectively. At December 31, 1993 the carrying value of the CF&I term loan of $64.5 million approximated its fair value because there was only minor variance in interest rates from the March 1993 acquisition of the debt to the end of 1993. The lower fair value of the CF&I term loan at December 31, 1994 reflects the benefit to the Company of having a fixed interest rate while market rates have increased. The fair value is estimated by discounting the future payments with an interest rate which approximates the market rate as of December 31, 1994 for obligations of similar size, term and security.

                                 34

8. INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards No. 109 (FAS No. 109), "Accounting for Income Taxes," as of January 1, 1992. The accounting change had no effect on 1992 or previously reported net income. The income tax benefit (expense) consists of the following:
                                        1994       1993       1992
                                      --------   --------   --------
                                              (IN THOUSANDS)
Current:
  Federal...........................  $ (3,325)  $ (5,287)   $ (9,162)
  State.............................      (479)      (984)     (2,082)
  Foreign...........................       (14)       (19)          -
                                      --------   --------    --------
                                        (3,818)    (6,290)    (11,244)
                                      --------   --------    --------
Deferred:
  Federal...........................     5,856       (124)     (3,932)
  State.............................     2,148       (163)        670
  Foreign...........................    (1,245)      (811)          -
                                      --------   --------    --------
                                         6,759     (1,098)     (3,262)
                                      --------   --------    --------
Income tax benefit (expense)........  $  2,941   $ (7,388)   $(14,506)
                                      ========   ========    ========

     The components of the deferred income tax benefit (expense) are as follows:
                                          1994      1993        1992
                                        -------   --------   ---------
                                               (IN THOUSANDS)

Difference between tax and financial
  statement accounting for:
  Depreciation and amortization........ $ (4,722) $ (4,707)  $ (2,673)
  Inventories..........................     (368)      239       (447)
  Unfunded pension liability...........      896       100       (126)
  Accrued vacation liability...........      568     1,091          -
  Alternative minimum tax..............    2,599     1,665          -
  Provision for rolling mill closures..    5,450         -          -
  Federal and state tax credits........    1,670         -          -
  Foreign tax credit...................    1,296         -          -
  Other................................     (630)      514        (16)
                                        --------  --------   --------
                                        $  6,759  $ (1,098)  $ (3,262)
                                        ========  ========   ========

                                 35

     The components of deferred tax assets and liabilities as of December 31 are as follows:
                                                                              1994        1993        1992
                                                                           ---------   ---------    ---------
                                                                                     (IN THOUSANDS)
Net current deferred tax asset:
  Assets
    Inventories........................................................     $  1,904   $   2,268     $  2,029
    Accrued vacation liability.........................................        2,488       1,920          829
    Accounts receivable................................................          697         597          384
    State tax credits..................................................          135         196          196
    Provision for rolling mill closures................................        1,906           -            -
    Other..............................................................        1,717         920          366
                                                                            --------     -------     --------
                                                                               8,847       5,901        3,804
  Liabilities
    Other..............................................................        3,072       1,097          171
                                                                            --------     -------     --------
Net current deferred tax asset.........................................     $  5,775     $ 4,804     $  3,633
                                                                            ========     =======     ========
Net noncurrent deferred income tax liability:
  Assets
    Post retirement benefits other than pensions.......................      $ 1,182     $ 2,009     $  1,124
    State tax credits..................................................        6,996         207          403
    Alternative minimum tax credit.....................................        4,264       1,665            -
    Excess of cost over net assets acquired............................       12,673      13,282            -
    Water rights.......................................................        4,052       4,247            -
    Provision for rolling mill closures................................        3,543           -            -
    Foreign tax credit.................................................        1,296           -            -
    Other..............................................................        4,284       1,076          488
                                                                             -------     -------     --------
                                                                              38,290      22,486        2,015
                                                                             -------     -------     --------
    Valuation allowances...............................................        5,408           -            -
                                                                             -------     -------     --------
                                                                              32,882      22,486        2,015
                                                                             -------     -------     --------
  Liabilities
    Property, plant and equipment......................................       23,655      19,015       14,308
    Environmental liability............................................       13,070      13,282            -
    Other..............................................................        6,882       6,703        1,952
                                                                             -------     -------     --------
                                                                              43,607      39,000       16,260
                                                                             -------     -------     --------
Net non-current deferred tax liability.................................      $10,725     $16,514     $ 14,245
                                                                             =======     =======     ========

     A reconciliation of the statutory tax rate to the effective tax rate on income before income taxes is as follows:
                                                                               1994        1993         1992
                                                                             -------      -------     -------
U.S. statutory income tax rate.........................................      (35.0%)      (35.0%)     (34.0%)
Tax credits............................................................       20.3          1.4         1.8
Deduction for dividends to ESOP participants...........................        5.6          2.6         2.1
State income taxes.....................................................       (5.0)        (6.6)       (5.2)
Settlement of litigation...............................................          -          4.3        (6.1)
Rate changes on beginning deferred taxes...............................          -         (1.8)          -
Gain on sale of subsidiary's common stock..............................       47.3            -           -
Foreign tax in excess of U.S. rate.....................................       (5.5)           -           -
Other..................................................................        4.5          1.8         (.7)
                                                                             -------      -------     -------
                                                                              32.2%       (33.3%)     (42.1%)
                                                                             =======      =======     =======

     A valuation allowance of $5.4 million has been established in 1994 to reflect the uncertainty of realizing certain state tax credits.

     At December 31, 1994, the Company has state tax credits of $7.1 million expiring 1997 through 2006 and a federal tax credit of $546,000 expiring 2005 through 2009 which are available to reduce future income taxes payable.

                                                       36


9. EMPLOYEE BENEFIT PLANS

U.S. PENSION PLANS

     The Company has noncontributory defined benefit retirement plans covering all of its eligible domestic employees. The plans provide benefits based on participants' years of service and compensation. The Company funds at least the minimum annual contribution required by ERISA. Pension cost included the following components:

                                           1994      1993      1992
                                         -------   -------   -------
                                               (IN THOUSANDS)
Service cost..........................   $ 5,076   $ 3,857   $ 1,703
Interest cost.........................     2,014     1,714     1,528
Actual (return) loss on plan assets ..       398    (4,002)   (2,256)
Net amortization and deferral.........    (2,401)    2,423     1,002
                                         -------   -------   -------
                                         $ 5,087   $ 3,992   $ 1,977
                                         =======   =======   =======

     The following table sets forth the funded status of the plans and amount recognized in the Company's consolidated balance sheet at December 31:

                                           1994      1993      1992
                                         -------   -------   -------
                                               (IN THOUSANDS)
Accumulated benefit obligation,
  including vested benefits of
  $25,017 in 1994, $23,589 in 1993,
  and $17,781 in 1992.................   $26,451   $26,543   $19,918
                                         =======   =======   =======
Projected benefit obligation..........   $28,110   $28,413   $21,987
Plan assets at fair value.............    26,790    27,380    20,464
                                         -------   -------   -------
Projected benefit obligation in
  excess of plan assets...............    (1,320)   (1,033)   (1,523)
Unrecognized net loss (gain)..........    (2,296)      428     2,165
Unrecognized prior service cost.......     1,032     1,156       413
Unrecognized net obligation at
  January 1, 1987 being recognized
  over 15 years.......................       529     1,271       681
Adjustment required to recognize
  minimum liability...................         -      (297)        -
                                         -------   -------   -------
Pension asset (liability) recognized
  in consolidated balance sheet.......   $(2,055)  $ 1,525   $ 1,736
                                         =======   =======   =======

     The following table sets forth the significant actuarial assumptions as of December 31:

                                           1994      1993      1992
                                         -------   -------   -------

Discount rate.........................      8.5%      7.3%      8.0%
Rate of increase in future
  compensation levels.................      4.5%      4.5%      4.5%
Expected long-term rate of return
  on plan assets......................      8.8%      8.0%      8.0%

     Plan assets are invested in common stock and bond funds (85 percent), marketable fixed income securities (2 percent) and insurance company contracts (12 percent) at December 31, 1994. The plans do not invest in the stock of the Company.

SUPPLEMENTAL U.S. PENSION PLAN

     The amounts of benefits which can be covered by the funded domestic plans are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Therefore, in 1994, the Company established an unfunded supplemental retirement plan designed to maintain benefits for all non-union domestic employees at the plan formula level. The amount expensed for this plan in 1994 was $160,000. The accumulated benefit obligation recognized in the consolidated balance sheet at December 31, 1994 was $857,000.

                                 37

CANADIAN PENSION PLANS

     The Company has noncontributory defined benefit retirement plans covering all of its eligible Camrose employees. The plans provide benefits based on participants' years of service and compensation.

     The Canadian pension plan assets acquired with the Company's 60 percent interest in Camrose are still held by Stelco, Inc. until such time as the transfer is approved by Canadian regulatory authorities. Pension cost included the following components:

                                           1994      1993     1992
                                         -------   -------   ------
                                               (IN THOUSANDS)
Service cost..........................   $   297    $  303   $  149
Interest cost.........................       408         8        -
Actual (return) loss on plan assets...      (447)      (13)       -
Gains.................................       (16)       (3)       -
                                         -------    ------   ------
                                         $   242    $  295   $  149
                                         =======    ======   ======

     The following table sets forth the funded status of the plans and amount recognized in the Company's consolidated balance sheet at December 31:

                                           1994      1993      1992
                                         -------   -------   -------
                                               (IN THOUSANDS)
Accumulated benefit obligation,
  including vested benefits of
  $4,045 in 1994, $4,212 in 1993,
  and $3,979 in 1992..................   $ 4,596   $ 4,893   $ 4,787
                                         -------   -------   -------
Projected benefit obligation..........   $ 5,488    $5,870   $ 5,700
Plan assets at fair value.............     6,415     6,337     5,253
                                         -------    ------   -------
Projected benefit obligation
  under (over) plan assets............       927       467      (447)
Unrecognized net gain.................      (627)    (535)       (71)
                                         -------    ------   -------
Pension asset (liability) recognized
  in consolidated balance sheet.......   $   300    $  (68)  $  (518)
                                         =======    ======   =======

     The following table sets forth the significant actuarial assumptions as of December 31:

                                           1994      1993      1992
                                         -------   -------   -------
Discount rate.........................      8.5%      7.3%      8.0%
Rate of increase in future
  compensation levels.................      5.0%      5.0%      5.0%
Expected long-term rate of return
  on plan assets......................      8.8%      8.0%      8.0%

EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

     The Company has an ESOP for eligible domestic employees which enables an employee to own stock in the Company. This plan is a noncontributory qualified stock bonus plan. Contributions to the plan are made at the discretion of the Board of Directors. Company contributions in 1994, 1993 and 1992 were $736,000, $753,000, and $3.5 million, respectively. Shares are allocated to eligible employees' accounts based on annual compensation. At December 31, 1994, the ESOP held 2.4 million shares of Company common stock which had been allocated to employees.

PROFIT PARTICIPATION PLANS

     The Company has discretionary profit participation plans under which it distributes quarterly 12 percent to 20 percent, depending on the operating division, of its pre-tax profits to its eligible employees. The plans define profits as pre-tax earnings from divisional operations after adjustments for certain non-operating items. Each eligible employee receives a share of the distribution based upon the level of the eligible employee's base compensation compared with the total base compensation of all eligible employees of the division.

THRIFT PLAN

     The Company has a qualified thrift plan (401-k) for all of its eligible domestic employees that is designed to receive and invest their deferred compensation as provided by current laws. The Company currently matches 25 percent of the first 4 percent of the participant's deferred compensation. The Company's contribution expense in 1994, 1993 and 1992 was $778,000, $461,000, and $424,000,
respectively.

                                 38

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     The Company provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of service. The benefit plans are unfunded.

     The following table sets forth the plans' status at December 31:

                                           1994      1993      1992
                                         -------   -------   -------
                                                (IN THOUSANDS)
Accumulated postretirement benefit
  obligation:
  Retirees.............................  $ 4,557   $ 8,240   $ 7,155
  Fully eligible plan participants.....    2,037     1,294       786
  Other active plan participants.......    6,387     5,050     1,728
                                         -------   -------   -------
                                         $12,981   $14,584   $ 9,669
                                         =======   =======   =======
Accumulated postretirement benefit
  obligation in excess of plan
  assets...............................  $(12,981) $(14,584) $(9,669)
Unrecognized net (gain) loss...........    (2,379)       34     (450)
Accrued postretirement benefit cost....     8,777     7,557    2,716
                                         --------  --------  -------
Postretirement asset recognized in
  consolidated balance sheet...........  $  6,583  $  6,993  $ 7,403
                                         ========  ========  =======
Net periodic postretirement benefit
  costs include the following
  components:
    Service cost.......................  $    457  $    395  $   196
    Interest cost......................     1,033     1,017      733
    Transition obligation at March 31,
      1991 being amortized over 20
      years............................       410       410      410
    Gains..............................        (3)        -        -
                                         --------  --------  -------
  Net periodic postretirement
    benefit cost.......................  $  1,897  $  1,822  $ 1,339
                                         ========  ========  =======

     For measurement purposes, a long-term inflation rate of 4 percent is assumed for health care cost trend rates. However, a lower inflation rate (negative 6 percent in 1995 and 3.5 percent in 1996) has been assumed over the next two years, based on negotiated health care costs. A one percentage point increase in the assumed health care cost trend rate for 1995 would increase the accumulated postretirement benefit obligation by $473,000; the aggregate service and interest cost would increase $98,000. The discount rate used in determining the accumulated postretirement benefit obligation was 8.5 percent.

10. RELATED PARTY TRANSACTIONS

CAMROSE PIPE COMPANY

     Camrose purchases steel coil, plate, and pipe under a steel supply agreement from Stelco, Inc. (and its subsidiaries) whose wholly-owned subsidiary, Stelcam Holdings Inc., owns 40 percent of Camrose. Transactions under the agreement are at negotiated market prices. The following table summarizes the transactions among Camrose, Stelco Inc., and Stelcam Holdings Inc.:

                                           1994      1993      1992
                                         -------   -------   -------
                                                (IN THOUSANDS)
Sales to Stelco.......................   $ 2,189   $     -   $     -
Purchases from Stelco.................    72,642    59,019    17,000
Accounts payable to Stelco
  at December 31......................     9,053     6,755     7,100
Note payable to Stelcam at December 31
  (interest at Canadian prime rate
  plus 2 percent).....................         -         -     2,200

NEW CF&I, INC.

     In 1994 the Company's 90 percent owned New CF&I, Inc. paid a $1.7 million deposit on an equipment contract supply agreement for purchase of deep head-hardened ("DHH") rail equipment to Nippon Steel
Corporation (together with its subsidiaries, "Nippon") which owns 10 percent of New CF&I, Inc.

                                 39

11. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

     All material environmental remediation liabilities which are probable and estimatable are recorded in the financial statements based on current technologies and current environmental standards. Adjustments are made when additional information is available that may require different remediation methods or periods, and ultimately affect the total cost. The best estimate of the probable loss within a range is recorded. If there is no best estimate, the low end of the range is recorded, and the range is disclosed.

     The Company's Napa Pipe Corporation subsidiary has a reserve of $2.8 million at December 31, 1994 for environmental remediation relating to the Napa pipe mill. The Company's estimate of this environmental reserve was based on several remedial investigations and feasibility studies performed by an independent engineering consultant. The reserve includes costs for remedial action which is scheduled to be completed in 1998 with sampling, monitoring and maintenance costs continuing through 2024.

     In connection with the 1993 acquisition of CF&I, the Company established a reserve of $36.7 million for environmental remediation at CF&I's Pueblo steel mill. CF&I believed $36.7 million was the best estimate from a range of $23.1 to $43.6 million. CF&I's estimate of this environmental reserve was based on two separate remediation investigations and feasibility studies conducted by independent environmental engineering consultants. The reserve includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. CF&I and the State of Colorado Department of Public Health and Environmental are finalizing a prioritized schedule of corrective actions to be completed which are substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado stated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. At December 31, 1994, the reserve is $34.1 million and is included in other deferred liabilities in the consolidated balance sheet.

CONTRACTS WITH KEY EMPLOYEES

     The Company has employment agreements with certain of its officers which provide for severance compensation in the event their employment with the Company is terminated subsequent to a change in control (as defined) of the Company under the circumstances set forth in the agreements. Each agreement has automatic annual extensions until the employee reaches the age of 65, unless either the Company or the employee gives notice that the agreement shall not be extended. In the event of a change in control while the agreements are in effect, the agreements are automatically extended for 36 months from the date the change in control occurs. The agreements will generally terminate upon termination of employment prior to a change in control of the Company.

     If, within 36 months following a change in control, the employee's employment with the Company is terminated by the Company without cause (as defined) or by the employee with good reason (as defined), then the Company will pay the employee his full base salary through the date of termination at the rate in effect on the date the change in control occurred, plus three times his annual base salary at the above specified rate, the four most recent quarterly cash distributions from the Company's profit participation plan and certain post retirement benefits as specified in the agreement. The employee is also entitled to be reimbursed for any reasonable legal fees and expenses he may incur in enforcing his rights under the agreement.

CAMROSE ACQUISITION

     On June 30, 1992 Camrose Pipe Corporation acquired a 60 percent interest in a newly formed Canadian general partnership, Camrose Pipe Company. Concurrent with the formation of Camrose and the purchase of the partnership interest by Camrose Pipe Corporation, Camrose purchased from Stelco, Stelco's steel pipemaking facility in Camrose, Alberta, Canada and related receivables, inventories and other current assets. Under the terms of the asset purchase agreement the purchase price for the Camrose assets may be increased or decreased based upon an annual performance adjustment over a five-year period as described in the asset purchase agreement. The purchase price was increased by $3.6 million and $485,000, respectively, in 1994 and 1993.

                                 40

CAPITAL EXPENDITURES

     During 1994 the Company began construction of various capital improvement projects at both its Portland, Oregon and Pueblo, Colorado steel mills. At December 31, 1994, the Company had commitments for expenditures of approximately $73.8 million related to the completion of these projects.

12. CAPITAL STOCK

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

     In connection with the acquisition of certain assets of CF&I Steel Corporation, the Company, through its ownership interest in CF&I, agreed to issue 598,400 shares of its common stock in March 2003 to specified creditors of CF&I Steel Corporation. The stock was valued at $11.2 million using the Black-Scholes valuation method. The common stock has no voting rights or rights to receive dividends until it is issued. In connection with the acquisition, the Company also issued five year warrants expiring March 3, 1998 to purchase 100,000 shares of the Company's common stock at $35 per share to CF&I Steel Corporation. The warrants were valued at $556,000 using the Black-Scholes method.

13. UNUSUAL AND NONRECURRING ITEMS

GAIN ON SALE OF SUBSIDIARY'S COMMON STOCK

     In August 1994 the Company sold a 10 percent equity interest in its subsidiary, New CF&I, Inc., to a wholly-owned subsidiary of Nippon. In connection with that sale, Nippon agreed to license to the Company its proprietary technology for producing DHH rail products, as well as to sell the Company certain production equipment to produce DHH rail under a separate equipment supply agreement. New CF&I, Inc. received a cash payment of $16.8 million in connection with the transaction. The sale resulted in a gain of approximately $12.3 million for the Company. The gain is not subject to federal or state income taxes.

PROVISION FOR ROLLING MILL CLOSURES

     During the fourth quarter of 1994, the Company began construction on the Combination Mill at its Portland, Oregon steel mill. When completed in 1996 this mill will replace the Company's existing plate rolling mill at the Portland steel mill. Accordingly, in the third quarter of 1994 the Company recorded a non-cash charge of $8.9 million, before income taxes of $3.4 million, to reduce the carrying value of various pieces of plant and equipment and inventories located at the Portland steel mill which are unlikely to be used following the completion of the Combination Mill.

     The Company's Fontana, California plate mill ceased plate production in the fourth quarter of 1994 and will close permanently in the first quarter of 1995. As a result of the closure, the Company recognized a loss for the disposal and exit costs of $13.2 million, before income taxes of $5 million. Of this net amount, approximately $7.4 million is a non-cash charge relating to the write-off of production supplies and property, plant and equipment. The Fontana plate mill is on leased property. The lease was terminated on January 18, 1995. The agreement provided for, among other stipulations, the termination of the lease and vacating the premises by March 31, 1995. The Company agreed to specific actions to restore the premises to a condition acceptable to the lessor by June 30, 1995, or within 60 days following receipt of all requirements for closure of the premises from the local county environmental authorities. The lessor agreed to indemnify the Company against environmental claims upon written notification by this local authority that the Company has satisfactorily performed all of the authority's requirements for closure of the premises. The Company has established a $900,000 reserve at December 31, 1994 for probable and estimatable remediation costs.

                                 41

PROPERTY TAX REFUND

     During the fourth quarter of 1994, the Company received property tax refunds totaling $4.6 million related to prior years for the over assessment of its Portland, Oregon and Pueblo, Colorado steel mills. The refunds reduced cost of sales by $3.5 million and increased interest income by $1.1 million.


                                 42

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                              PART III

ITEMS 10 and 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                 REGISTRANT AND EXECUTIVE COMPENSATION

     A definitive proxy statement of Oregon Steel Mills, Inc. will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Election of Directors" and "Executive Compensation" is incorporated herein by reference. Executive Officers of Oregon Steel Mills, Inc. and principal subsidiaries are listed on page 15 of this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     Information required is set forth under the caption "Principal Stockholders" in the Proxy Statement for the 1995 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required is set forth under the caption "Executive Compensation" in the Proxy Statement for the 1995 Annual Meeting of Stockholders and is incorporated herein by reference.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K
                                                                PAGE
(A) (i)    FINANCIAL STATEMENTS:
           Report of Independent Accountants..................    24
           Consolidated Financial Statements:
             Balance Sheets at December 31, 1994, 1993
               and 1992.......................................    25
             Statements of Income for each of the three years
               in the period ended December 31, 1994..........    26
             Statements of Changes in Stockholders' Equity
               for each of the three years in the period
               ended December 31, 1994........................    27
             Statements of Cash Flows for each of the three
               years in the period ended December 31, 1994....    28
             Notes to Consolidated Financial Statements.......    29
    (ii)   Financial Statement Schedules for each of
             the three years in the period ended
             December 31, 1994:
           Schedule II - Valuation and Qualifying Accounts....    44
    (iii) Exhibits: References made to the list on page 45 of the exhibits filed with this report.
(B)        No reports on Form 8-K were required to be filed by
             the Registrant during the fourth quarter of the year ended December 31, 1994.

                                 43

                                            OREGON STEEL MILLS, INC.
                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                         FOR THE YEARS ENDED DECEMBER 31
                                                 (IN THOUSANDS)
                                                               COLUMN C
                                                        ------------------------
                                        COLUMN B                                                         COLUMN E
                                        ----------       ADDITIONS                     COLUMN D         ----------
    COLUMN A                            BALANCE AT      CHARGED TO      CHARGED       ----------        BALANCE AT
- ----------------                        BEGINNING        COSTS AND      TO OTHER      DEDUCTIONS          END OF
  CLASSIFICATION                        OF PERIOD        EXPENSES       ACCOUNTS          (1)             PERIOD
- ----------------                        ---------       ----------      --------      ----------        ----------
   1994
   ----
Allowance for doubtful accounts.......  $1,906          $   488                -      $  (331)          $    2,063
Provision for rolling mill closures:
  Inventories.........................       -          $ 2,792                -            -           $    2,792
  Property, plant and equipment, net..       -          $17,994                -            -           $   17,994
  Other assets........................       -          $    78                -            -           $       78
Deferred tax assets valuation
  allowance...........................       -          $ 5,408                -            -           $    5,408

   1993
   ----
Allowance for doubtful accounts.......  $  926          $   764         $     463(2)  $  (247)          $    1,906

   1992
   ----
Allowance for doubtful accounts.......  $  770          $   360                 -     $  (204)          $      926

- -------------
(1) Results from write-offs of accounts receivable.

(2) Additions from purchase of assets of CF&I Steel Corporation.


                                                       44


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

4.1 Specimen Common Stock Certificate. (Filed as exhibit 4.1 to Form S-1 Registration Statement 33-38379 and incorporated by reference herein.)

4.2     Form of Oregon Steel Mills, Inc. - Five-Year Common Stock
        Purchase Warrant. (Filed as exhibit 4.2 to Form 8-K dated
        March 3, 1993, and incorporated by reference herein.)

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

10.5 Form of Indemnification Agreement between the Company and its executive officers. (Filed as exhibit 10.7 to Form S-1
        Registration Statement 33-20407 and incorporated by reference herein.)

10.6 Agreement for Electric Power Service between registrant and Portland General Electric Company. (Filed as exhibit 10.20 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)

10.7 Agreement dated February 21, 1994 between Oregon Steel Mills, Inc. and Robert J. Sikora.

10.8 Key employee contracts for Thomas B. Boklund and Robert R. Mausshardt. (Filed as exhibit 10.11 to Form 10-K for the year ended December 31, 1988, and incorporated by reference herein.)

10.9    Key employee contracts for L. Ray Adams and James R.
        McCaughey. (Filed as exhibit 10.10 to Form 10-K for the year ended December 31, 1990 and incorporated by reference herein.)

10.10   Key employee contract for Edward J. Hepp. (Filed as exhibit
        10.11 to Form 10-K for the year ended December 31, 1991, and incorporated by reference herein.)

10.12 Credit Agreement dated December 14, 1994 among Oregon Steel Mills, Inc., as the Borrower, Certain Commercial Lending Institutions, as the Lenders, First Interstate Bank of Oregon, N.A., as the Administrative Agent for the Lenders, The Bank of Nova Scotia, as the Syndication Agent for the Lenders, and First Interstate Bank of Oregon, N.A. and The Bank of Nova Scotia, as the Managing Agents for the Lenders.
- ------------
* The Company will furnish to stockholders a copy of the exhibit upon payment of $.25 per page to cover the expense of furnishing such copies. Requests should be directed to Vicki A. Tagliafico, Investor Relations Contact, Oregon Steel Mills, Inc., PO Box 5368, Portland, Oregon 97228.

                                 45

11.0   Statement re computation of per share earnings.

21.0 Subsidiaries of registrant. (Filed as exhibit 22.1 to Form 10-K for the year ended December 31, 1992, and incorporated by reference herein.)

23.0   Independent Auditor's Consent

99.0 Partnership Agreement dated as of January 2, 1992, by and between Camrose Pipe Corporation and Stelcam Holding, Inc.
       (Filed as exhibit 28.0 to Form 8-K dated June 30, 1992, and incorporated by reference herein.)

99.1 Amended and Restated Agreement of Limited Partnership of CF&I Steel, L.P. dated as of March 3, 1993 by and between New CF&I, Inc. and the Pension Benefit Guaranty Corporation. (Filed as exhibit 28.1 to Form 8-K dated March 3, 1993, and incorporated by reference herein.)

99.2   Oregon Steel Mills, Inc. Pension Plan, as amended. (Filed as
       99.0 to Form 10-K for the year ended December 31, 1993, and incorporated by reference herein.)

                                 46

                                        SIGNATURES REQUIRED FOR FORM 10-K

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oregon Steel Mills,
Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                          OREGON STEEL MILLS, INC.
                                                                          (Registrant)

                                                                          By   /s/ Thomas B. Boklund
                                                                          ----------------------------------
                                                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oregon Steel Mills, Inc. and in the capacities and on the dated indicated.
           SIGNATURE                               TITLE                                               DATE
           ---------                               -----                                               ----
  /s/ Thomas B. Boklund                    Chairman of the Board,
- --------------------------                 Chief Executive Officer and President
    (Thomas B. Boklund)                    (Principal Executive Officer)                            March 1, 1995


 /s/ L. Ray Adams                          Vice President of Finance
- --------------------------                 and Chief Financial Officer
    (L. Ray Adams)                         (Principal Financial Officer)                            March 1, 1995


 /s/ Jackie L. Williams                    Controller
- --------------------------
    (Jackie L. Williams)                   (Principal Accounting Officer)                           March 1, 1995


 /s/ C. Lee Emerson                        Director                                                 March 1, 1995
- --------------------------
    (C. Lee Emerson)


 /s/ V. Neil Fulton                        Director                                                 March 1, 1995
- --------------------------
    (V. Neil Fulton)


 /s/ Edward C. Gendron                     Director                                                 March 1, 1995
- --------------------------
   (Edward C. Gendron)


 /s/ Robert W. Keener                      Director                                                 March 1, 1995
- --------------------------
   (Robert W. Keener)


 /s/ Richard G. Landis                     Director                                                 March 1, 1995
- --------------------------
   (Richard G. Landis)


 /s/ James A. Maggetti                     Director                                                 March 1, 1995
- --------------------------
    (James A. Maggetti)


 /s/ John A. Sproul                        Director                                                 March 1, 1995
- --------------------------
    (John A. Sproul)


 /s/ William Swindells                     Director                                                 March 1, 1995
- --------------------------
    (William Swindells)


                                                       47
