Form 10-Q
period 1995-03-31
OREGON STEEL MILLS INC
filed 1995-05-12
CIK 830260

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON DC  20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1995
                              -------------------------------------


                                   OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------
Commission File Number       1-9887
                      --------------------


                        OREGON STEEL MILLS, INC.
         (Exact name of registrant as specified in its charter)

             Delaware                         94-0506370
- ----------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer
 incorporation or organization)          Identification No.)

 1000 Broadway Building, Suite 2200, Portland, Oregon        97205
- ----------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                             (503) 223-9228
- ----------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- ----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.                                    Yes  X    No
                                                     ----     ----


                 APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 Par Value              19,421,643
   ----------------------------        -----------------------------
           Class                        Number of Shares Outstanding
                                          (as of April 30, 1995)

                       OREGON STEEL MILLS, INC.

                                INDEX


                                                               Page
                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                    March 31, 1995 (unaudited)
                    and December 31, 1994  . . . . . . . . .      2

                  Consolidated Statements of Income
                    (unaudited)
                    Three months ended March 31, 1995
                    and 1994 . . . . . . . . . . . . . . . .      3

                  Consolidated Statements of Cash Flows
                     (unaudited)
                    Three months ended March 31, 1995
                    and 1994 . . . . . . . . . . . . . . . .      4

                  Notes to Consolidated Financial
                    Statements (unaudited) . . . . . . . . .  5 - 6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations . . . . . . . . . . . . . . . 7 - 10


PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a
                  Vote of Security Holders . . . . . . . . .     11

         Item 6.  Exhibits and Reports on Form 8-K . . . . .     11


SIGNATURES        . . . . . . . . . . . . . . . . . . . . . .    11

                        OREGON STEEL MILLS, INC.
                      CONSOLIDATED BALANCE SHEETS
                            (In thousands)


                                          March 31,     December 31,
                                            1995            1994
                                         (Unaudited)
                                         -----------    ------------
                         ASSETS
 Current assets:
   Cash and cash equivalents             $   1,622         $  5,039
   Trade accounts receivable, net           77,219           80,203
   Inventories                             143,412          160,788
   Other current assets                      9,267            7,661
   Deferred tax asset                        5,775            5,775
                                         ---------         --------
   Total current assets                    237,295          259,466
                                         ---------         --------
Property, plant and equipment:
   Land and improvements                    28,454           28,319
   Buildings                                37,028           36,943
   Machinery and equipment                 291,027          230,019
   Construction in progress                109,252          139,842
                                         ---------         --------
                                           465,761          435,123
   Accumulated depreciation               (101,885)         (97,027)
                                         ---------         --------
                                           363,876          338,096
                                         ---------         --------
Excess of cost over net assets
   acquired                                 42,299           42,569
Other assets                                27,282           25,602
                                         ---------         --------
                                         $ 670,752         $665,733
                                         =========         ========
                          LIABILITIES
Current liabilities:
   Current portion of long-term debt     $   5,467         $  5,302
   Accounts payable                         76,412           85,618
   Accrued expenses                         29,904           24,692
   Other taxes payable                       2,425            2,374
                                         ---------         --------
     Total current liabilities             114,208          117,986
Long-term debt                             195,013          187,935
Deferred employee benefits                  17,115           17,661
Other deferred liabilities                  36,477           36,609
Deferred income taxes                       12,705           10,725
                                         ---------         --------
                                           375,518          370,916
                                         ---------         --------
Minority interests                          19,174           18,934
                                         ---------         --------
                   STOCKHOLDERS' EQUITY
Common stock                                   194              194
Additional paid-in capital                 150,825          150,090
Retained earnings                          129,342          130,145
                                         ---------         --------
                                           280,361          280,429
Cumulative foreign currency
   translation adjustment                   (4,301)          (4,546)
                                         ---------         --------
                                           276,060          275,883
                                         ---------         --------
                                         $ 670,752         $665,733
                                         =========         ========

         The accompanying notes are an integral part of the consolidated financial statements.

                        OREGON STEEL MILLS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
         (In thousands, except tonnage and per share amounts)
                             (Unaudited)

                                       Three Months Ended March 31,
                                       ----------------------------
                                          1995               1994
                                       ---------           --------

Sales                                   $187,017           $218,865

Costs and expenses:
  Cost of sales                          170,278            198,156
  Selling, general and
    administrative expenses               10,829             12,306
  Contribution to employee stock
    ownership plan                           334                250
  Profit participation                       735                651
                                        --------           --------
          Operating income                 4,841              7,502

Other income (expense):
  Interest and dividend income                68                133
  Interest expense                        (1,883)            (1,045)
  Other income (expense), net                150                (44)
  Minority interests                         (96)              (598)
                                        --------           --------
          Income before income taxes       3,080              5,948
Income tax expense                        (1,170)            (2,261)
                                        --------           --------
          Net income                    $  1,910           $  3,687
                                        ========           ========

Primary and fully diluted net income per
  common and common equivalent share        $.10               $.18

Dividends declared per common share         $.14               $.14

Weighted average common shares
  and common share equivalents
  outstanding                             20,005             19,966

Tonnage sold                             395,100            422,000

   The accompanying notes are an integral part of the consolidated financial statements.

                                                  OREGON STEEL MILLS, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                        (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                        1995             1994
                                                                                    -----------        ---------
Cash flows from operating activities:
  Net income                                                                         $   1,910          $  3,687
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation                                                                       4,930             5,351
      Amortization                                                                         186               341
      Deferred income tax provision                                                      1,980             1,383
      Accrual for contribution of common stock
        to employee stock ownership plan                                                   333               250
      Loss on disposal of property, plant
        and equipment                                                                        8                 5
      Minority interests' share of income                                                  240               598
      Other, net                                                                            79               529
      Changes in current assets and
        liabilities                                                                     21,058           (19,768)
                                                                                     ---------          --------
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                      30,724            (7,624)
                                                                                     ---------          --------
Cash flows from investing activities:
  Additions to property, plant and equipment                                           (38,321)          (19,939)
  Other, net                                                                              (484)               (1)
                                                                                     ---------          --------
  NET CASH USED IN INVESTING ACTIVITIES                                                (38,805)          (19,940)
                                                                                     ---------          --------
Cash flows from financing activities:
  Net borrowings (payments) under revolving loan agreements                             (1,590)            30,535
  Net borrowings from Senior Credit Facilities                                          10,000                  -
  Other reductions of debt                                                              (1,165)              (931)
  Dividends paid                                                                        (2,713)            (2,709)
  Other, net                                                                               (47)                (3)
                                                                                     ---------          ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                              4,485             26,892
                                                                                     ---------          ---------
Effects of foreign currency exchange rate changes on cash                                  179                 (7)
                                                                                     ---------          ---------
Net decrease in cash and cash equivalents                                               (3,417)              (679)
Cash and cash equivalents at beginning of period                                         5,039              9,623
                                                                                     ---------          ---------
Cash and cash equivalents at end of period                                           $   1,622          $   8,944
                                                                                     =========          =========


Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest                                                                            $3,293             $2,011
    Income taxes                                                                        $ (148)              $233

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
At March 31, 1995 and December 31, 1994, the Company had financed property, plant and equipment with accounts payable of $12.2 million and $18.6 million, respectively.

               The accompanying notes are an integral part of the consolidated financial statements.

                                                           4

                        OREGON STEEL MILLS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.    Basis of Presentation
      ---------------------

      The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated upon consolidation. Certain previously reported amounts have been reclassified to conform with current period presentation.

      The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 1994 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

2.    Inventories
      -----------

      Inventories consist of:

                                    March 31,       December 31,
                                      1995              1994
                                    ---------       ------------
                                          (In thousands)

      Raw materials                  $ 27,369          $ 37,389
      Semi-finished product            43,254            50,033
      Finished product                 51,546            50,320
      Stores and operating supplies    21,243            23,046
                                     --------          --------
                                     $143,412          $160,788
                                     ========          ========

3.    Common Stock
      ------------

      In February 1995 the Company contributed approximately 44,300 shares of common stock ("Common Stock") of the Company to the Employee Stock Ownership Plan (the "ESOP") in payment of a $736,000 liability accrued in 1994. In February 1994 the Company contributed approximately 29,600 shares of Common Stock to the ESOP in payment of a $753,000 liability accrued in 1993.

      On April 28, 1995, the Board of Directors declared a quarterly cash dividend of 14 cents per share to be paid May 31, 1995, to stockholders of record as of May 12, 1995.

4.    Contingencies
      -------------

      ENVIRONMENTAL. All material environmental remediation liabilities which are probable and estimatable are recorded in the financial statements based on current technologies and current environmental standards. Adjustments are made when additional information is available that may require different remediation methods or periods, and ultimately affect the total cost. The best estimate of the probable loss within a range is recorded. If there is no best estimate, the low end of the range is recorded, and the range is disclosed.

      The Company's Napa Pipe Corporation subsidiary has a reserve of $2.8 million at March 31, 1995 for environmental remediation relating to the Napa pipe mill. The Company's estimate of this environmental reserve was based on several remedial investigations and feasibility studies performed by an independent engineering consultant. The reserve includes costs for remedial action which is scheduled to be completed in 1998 with sampling, monitoring and maintenance costs continuing through 2024.

                       OREGON STEEL MILLS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (Unaudited)

      In connection with the 1993 acquisition of CF&I, the Company established a reserve of $36.7 million for environmental remediation at CF&I's Pueblo steel mill. CF&I believed $36.7 million was the best estimate from a range of $23.1 to $43.6 million. CF&I's estimate of this environmental reserve was based on two separate remediation investigations and feasibility studies conducted by independent environmental engineering consultants. The reserve includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. CF&I and the State of Colorado Department of Public Health and Environmental are finalizing a prioritized schedule of corrective actions to be completed which are substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado stated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. At March 31, 1995, the reserve is $34 million and is included in other deferred liabilities in the consolidated balance sheet.

5.    Commitments
      -----------

      During 1994 the Company began construction of various capital improvement projects at both its Portland, Oregon and Pueblo, Colorado steel mills. Commitments for expenditures related to the completion of these projects were $67.4 million at March 31, 1995.

                        OREGON STEEL MILLS, INC.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

General
- -------

      The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"), Napa Pipe Corporation ("Napa"), Oregon Steel Mills - Fontana Division, Inc. ("Fontana"), Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), 90 percent owned New CF&I, Inc. which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"), and certain other insignificant subsidiaries.

Results of Operations
- ---------------------

The following table sets forth tonnage sold, revenues and average selling price per ton by division:


                                           Three Months Ended
                                                March 31,
                                          --------------------
                                            1995        1994
                                          -------     --------
Tons:
      Oregon Steel Division (1):
        Plate products                     92,000       92,000
        Welded pipe products               53,300      129,800
        Semi-finished products             57,600            -
      CF&I Steel Division                 192,200      200,200
                                          -------      -------
           Total                          395,100      422,000
                                          =======      =======

Revenues (in thousands):
      Oregon Steel Division              $ 99,330     $129,279
      CF&I Steel Division                  87,687       89,586
                                         --------     --------
           Total                         $187,017     $218,865
                                         ========     ========

Average selling price per ton:
      Oregon Steel Division                  $490         $582
      CF&I Steel Division                    $456         $448
           Average                           $473         $519

- ------------------------------------
            (1) The Oregon Steel Division consists primarily of the operations of the Portland, Oregon steel mill, Napa, Fontana and Camrose.

      The first quarter consolidated average selling price decreased from $519 per ton in 1994 to $473 per ton in 1995, primarily due to product mix changes. Welded pipe shipments decreased 76,500 tons while semi-finished shipments increased 57,600 tons. The price for welded pipe generally contributes the highest selling price per ton for the Company while semi-finished products generally contribute the lowest. Average plate product prices for the first quarter of 1995 increased approximately 14 percent from the first quarter of 1994 despite the decline in average selling price resulting from the Fontana inventory runoff prior to closure. Average welded pipe product prices were level from quarter to quarter. Average CF&I Steel Division product prices in the first quarter of 1995 moved slightly upward from the first quarter of 1994 due to product mix changes and price increases for some products.

                       OREGON STEEL MILLS, INC.

      Consolidated tonnage sold decreased 26,900 tons to 395,100 tons in the first quarter of 1995 compared to the first quarter of 1994. The tonnage decrease is primarily the result of reduced welded pipe shipments from the Napa pipe mill, offset by increased semi-finished product shipments from the Portland steel mill. Due to the decline of the demand for large diameter pipe domestically and the pricing competitiveness in the international large diameter pipe market, the Company utilized its excess hot metal capacity at the Portland steel mill by producing and selling semi-finished products in the first quarter of 1995. Subject to market demands, the Company expects to continue selling semi-finished products for the balance of 1995 and into 1996 until the Portland steel mill's combination mill comes on line. First quarter 1995 shipments from CF&I were down 4 percent from the first quarter of 1994. An explosion which occurred during construction of the new rod/bar mill at CF&I in 1994 delayed the start-up of the rod/bar mill from the fourth quarter of 1994 to the first quarter of 1995. The delayed start-up reduced rod and bar shipments for the first quarter of 1995.

      As a result of the decreased sales volume and average selling prices, revenues were $187 million for the three month period ended March 31, 1995 compared with $218.9 million for the corresponding 1994 period. Of the $31.8 million sales revenue decrease, $14 million was the result of a volume decrease, and $17.8 million resulted from lower average selling prices.

      Gross profit for the three month period ended March 31, 1995 decreased $4 million from the corresponding 1994 period to $16.7 million. Gross profit as a percentage of sales for the corresponding three month period decreased .5 percent to 9 percent. The $4 million gross profit decrease resulted from a $2.7 million negative average margin variance and a $1.3 million negative volume variance. While the decline in consolidated average selling price was $46 per ton, the decline in consolidated average cost of sales was $39 per ton compared to the first quarter of 1994. The erosion of gross margin was caused primarily by costs associated with the closure of the Fontana plate mill and start-up costs associated with certain capital projects at CF&I.

      The Company ceased rolling plate at its Fontana plate mill in December of 1994. Costs were incurred during the first quarter of 1995 for shipping remaining inventory, winding down of operations and removal of supplies and equipment from the leased premises. The Fontana plate mill operations were completed by March 31, 1995 with a negative gross margin impact of $1.7 million on the first quarter 1995. Further, the Company estimates that start-up costs associated with CF&I capital projects were approximately $3 million in the first quarter 1995. In addition to starting up its new rod/bar mill operation, CF&I completed its conversion from ingot to continuous casting for the rail mill and improvements to the steelmaking process in the first quarter of 1995. Steelmaking improvements include a new ladle refining furnace, a vacuum degassing unit and caster modifications. Higher scrap costs also contributed to the gross margin erosion in the first quarter of 1995 versus the first quarter of 1994 at the Portland steel mill and CF&I. Welded pipe costs were negatively impacted by less throughput in the first quarter of 1995 versus the first quarter of 1994.

      In 1993 the Company began processing electric arc furnace ("EAF") dust in its GlassificationTM facility at the Portland steel mill. During the first quarter of 1995, the Company decided to idle this facility temporarily and use current less costly EAF dust disposal methods. The Company continues to evaluate the economic feasibility of operating the GlassificationTM facility, including a potential new glass product, and probable cost increases of the alternative methods of disposal.

      Selling, general and administrative expenses ("SG&A") for the three month period ended March 31, 1995 decreased $1.5 million from the corresponding period in 1994. The SG&A decrease for the first quarter of 1995 was due primarily to decreased shipping expenses by the Oregon Steel Division. SG&A as a percent of sales for the three month period ended March 31, 1995 was 5.8 percent compared with 5.6 percent for the corresponding period in 1994.

                       OREGON STEEL MILLS, INC.

      The contribution to the employee stock ownership plan and the profit participation expense for the three month period ended March 31, 1995 increased compared to the corresponding 1994 period reflecting the increased profitability within the Oregon Steel
Division in 1995 versus 1994.

Other Income (Expense)
- ----------------------

      Total interest costs for the three month period ended March 31, 1995 were $4.8 million compared to $2.1 million for the same period of 1994, primarily as a result of the debt incurred to fund the Portland combination mill and the CF&I capital expenditure programs. Capitalized interest cost for the three month period ended March 31, 1995 was $2.9 million compared to $1 million for the corresponding 1994 period.

Income Taxes
- ------------

      The Company's effective income tax rate was 38 percent for the three month periods ended March 31, 1995 and 1994. The Company's effective income tax rate was a benefit of 32.2 percent for the year ended December 31, 1994. Income before income taxes in 1994 included a $12.3 million gain on the sale of a 10 percent equity interest in New CF&I, Inc. which was treated as a non-taxable gain. Also contributing to the 1994 income tax benefit was the recognition of state tax credits.

Liquidity and Capital Resources
- -------------------------------

      The Company's cash flow from operations for the three month period ended March 31, 1995 was a positive $30.7 million compared to a negative cash flow of $7.6 million in the corresponding 1994 period. The major items causing this $38.3 million increase from the first quarter of 1994 to the corresponding 1995 period were the collections of accounts receivable in 1995 versus 1994 ($12.1 million), reduction of inventories in 1995 rather than build up of inventories in 1994 ($26.3 million), and increases in accounts payable and accrued expenses used to finance current obligations in 1995 compared to the corresponding 1994 period ($6.6 million). These increases were offset by reduced net income ($1.8 million), increases in other current assets in 1995 versus decreases in 1994 ($3.3 million) and other miscellaneous reductions ($1.6 million).

      Net working capital at March 31, 1995 decreased $18.4 million from December 31, 1994 due to a $22.2 million decrease in current assets, principally inventory and accounts receivable, offset by a $3.8 million decrease in current liabilities. Cash generated from these reductions was used primarily to fund the Company's capital expansion projects and to pay accounts payable and accrued expense liabilities.

      The Company maintains a $100 million revolving credit facility and a $200 million term loan facility (the "Senior Credit
Facilities"). Maximum borrowings available under the revolving credit facility are based on the amount of the combined inventory and accounts receivable of the Company. At March 31, 1995, $140 million was outstanding under the Senior Credit Facilities.

      The Company has an uncollateralized and uncommitted revolving line of credit with a bank which matures May 31, 1995 and may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At March 31, 1995, $10 million was restricted under outstanding letters of credit. In addition, the Company has a $5 million uncollateralized and uncommitted revolving credit line with a bank which is restricted to use for letters of credit. At March 31, 1995, $3.6 million was restricted under outstanding letters of credit.

      Camrose maintains a Canadian $15 million revolving credit facility with a bank. The facility is collateralized by all of the assets of Camrose and expires on October 31, 1996. Borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivables and inventories. As of March 31, 1995, Camrose had $1.6 million outstanding under this facility. In addition, Camrose has received a commitment from a bank to provide an additional Canadian $9 million credit line until August 31, 1995. Terms, including available borrowing based on inventories and receivables, will be substantially the same as those for Camrose's long-term credit facility described above.

                       OREGON STEEL MILLS, INC.

      CF&I incurred indebtedness in an original principal amount of $67.5 million as part of the purchase price of the assets of CF&I
Steel Corporation on March 3, 1993. At March 31, 1995, the outstanding balance was $58.9 million, of which $53.4 million was classified as noncurrent.

      The Company's total capitalization at March 31, 1995 of $471 million consists of $195 million in long-term debt and $276 million in stockholder's equity, for a long-term debt-to-capitalization ratio of .41 to 1. Net book value per share of common stock at March 31, 1995 was $14.21 per share versus $14.24 per share at December 31, 1994.
The Company believes that anticipated needs for working capital and the capital expenditure program noted below will be met from existing cash balances, funds generated from operations and borrowings pursuant to the Senior Credit Facilities.

      Capital Expenditures. In the first quarter of 1995 the Company expended approximately $18 million on the capital program at CF&I and $20 million on the combination mill at the Portland steel mill. During the balance of 1995 the Company expects to expend $42 million on the capital program at CF&I and $104 million on the combination mill at the Portland steel mill. To complete the capital program at CF&I and the combination mill in 1996, the Company expects to expend $15 million at CF&I and $53 million on the combination mill.

      In addition to the combination mill, the Company has budgeted approximately $9 million for capital expenditures at its Oregon Steel Division manufacturing facilities for recurring upgrade projects to the present facilities and equipment. The Company expects to expend approximately $8 million on various capital projects at these facilities in 1995. The Company has also budgeted $15 million for an approximate 13 percent equity interest in a planned Venezuelan hot briquetted iron plant. Approximately $4 million is planned to be expended in 1995.

                        OREGON STEEL MILLS, INC.

PART II  OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           The Annual Meeting of Stockholders of the Company was held on April 28, 1995.

           At the meeting, the following nominees were approved by the stockholders as Class C directors. The corresponding number of votes set opposite their respective names were:

           Name of Nominee       Yes Votes         Withheld Authority
                                                      to Vote
           ----------------      ----------        -------------------
           V. Neil Fulton        17,304,678             244,651
           Robert W. Keener      17,319,718             229,611
           John A. Sproul        17,319,227             230,102

           The terms of office for the following directors continued after the meeting. Thomas B. Boklund, C. Lee Emerson,
           Edward C. Gendron, Richard G. Landis, James A. Maggetti, and William Swindells.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits

                11.0   Statement Regarding Computation of Per Share
                       Earnings

           (b)  Reports on Form 8-K

                During the quarter ended March 31, 1995, no reports on Form 8-K were filed by the Company.




                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OREGON STEEL MILLS, INC.




Date:  May 12, 1995                      /s/ Jackie L. Williams
                                       ----------------------------
                                           Jackie L. Williams
                                          Corporate Controller
                                       (Principal Accounting Officer)

                        OREGON STEEL MILLS, INC.

                                                         EXHIBIT 11.0

                     STATEMENT REGARDING COMPUTATION
                         OF PER SHARE EARNINGS
              (In thousands, except per share data amounts)


                                               Three Months Ended
                                                    March 31,
                                           ---------------------------
                                             1995               1994
                                           --------            -------
Weighted average number of common
  shares outstanding                         19,407             19,368

Common stock equivalents arising
  from 598 shares of stock to be
  issued March 2003                             598                598
                                            -------            -------

                                             20,005             19,966
                                            =======            =======

Net income                                  $ 1,910            $ 3,687
                                            =======            =======

Primary and fully diluted
  net income per common and
  common equivalent share                      $.10               $.18
                                               ====               ====