Form 10-Q
period 1995-06-30
OREGON STEEL MILLS INC
filed 1995-08-11
CIK 830260

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON DC  20549

                               FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1995
                               ---------------------------------------

                                    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   ---------------

Commission File Number       1-9887
                       ------------------

                       OREGON STEEL MILLS, INC.
       (Exact name of registrant as specified in its charter)

           Delaware                            94-0506370
- ----------------------------------------------------------------------
 (State or other jurisdiction of              (IRS Employer
  incorporation or organization)            Identification No.)

1000 Broadway Building, Suite 2200, Portland, Oregon        97205
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
                            Yes   X   No
                                -----    -----

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 Par Value              19,421,643
     ----------------------------      -----------------------------
                Class                   Number of Shares Outstanding
                                           (as of July 31, 1995)

                       OREGON STEEL MILLS, INC.

                                INDEX




                                                                Page
                                                                ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                    June 30, 1995 (unaudited)
                    and December 31, 1994  . . . . . . . . .       2

                  Consolidated Statements of Income (unaudited)
                    Three months and six months ended
                    June 30, 1995 and 1994 . . . . . . . . . .     3

                  Consolidated Statements of Cash Flows
                    (unaudited)
                    Six months ended June 30, 1995
                    and 1994 . . . . . . . . . . . . . . . . .     4

                  Notes to Consolidated Financial
                  Statements (unaudited) . . . . . . . . . . . 5 - 6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations  . . . . . . . . . . . . . . . 7 - 10


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . 11

         Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . 11


SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . 11

                        OREGON STEEL MILLS, INC.
                      CONSOLIDATED BALANCE SHEETS
                            (In thousands)

                                      June 30,
                                        1995           December 31,
                                     (Unaudited)           1994
                                     -----------       ------------

                            ASSETS
Current assets:
   Cash and cash equivalents            $    184         $   5,039
   Trade accounts receivable, net         70,587            80,203
   Inventories                           137,656           160,788
   Other current assets                    6,013             7,661
   Deferred tax asset                      5,775             5,775
                                        --------         ---------
     Total current assets                220,215           259,466
                                        --------         ---------
Property, plant and equipment:
   Land and improvements                  28,494            28,319
   Buildings                              37,059            36,943
   Machinery and equipment               286,424           230,019
   Construction in progress              148,365           139,842
                                        --------          --------
                                         500,342           435,123
   Accumulated depreciation             (105,155)          (97,027)
                                        --------          --------
                                         395,187           338,096
                                        --------          --------
Excess of cost over net assets
   acquired                               42,089            42,569
Other assets                              32,745            25,602
                                        --------          --------
                                        $690,236          $665,733
                                        ========          ========
                          LIABILITIES
Current liabilities:
   Current portion of long-term debt    $  4,274          $  5,302
   Accounts payable                       81,783            85,618
   Accrued expenses                       36,304            24,692
   Other taxes payable                     2,922             2,374
                                        --------          --------
     Total current liabilities           125,283           117,986
Long-term debt                           199,507           187,935
Deferred employee benefits                17,422            17,661
Other deferred liabilities                36,177            36,609
Deferred income taxes                     13,247            10,725
                                        --------          --------
                                         391,636           370,916
                                        --------          --------
Minority interests                        18,903            18,934
                                        --------          --------
                  STOCKHOLDERS' EQUITY
Common stock                                 194               194
Additional paid-in capital               150,826           150,090
Retained earnings                        132,369           130,145
                                        --------          --------
                                         283,389           280,429
Cumulative foreign currency
   translation adjustment                 (3,692)           (4,546)
                                        --------          --------
                                         279,697           275,883
                                        --------          --------
                                        $690,236          $665,733
                                        ========          ========

           The accompanying notes are an integral part of the consolidated financial statements.

                                               OREGON STEEL MILLS, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                   (In thousands, except tonnage and per share amounts)
                                                     (Unaudited)
                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                  ---------------------------         -------------------------
                                                    1995               1994             1995             1994
                                                  --------           --------         --------         --------
 Revenues:
  Sales                                           $151,148           $234,804         $338,165         $453,669
  Proceeds from insurance settlement                 3,959                  -            3,959                -
                                                  --------           --------         --------         --------
      Total revenues                               155,107            234,804          342,124          453,669
Costs and expenses:
  Cost of sales                                    131,380            213,406          301,658          411,562
  Selling, general and
    administrative expenses                         10,422             13,604           21,251           25,910
  Contribution to employee
    stock ownership plan                               334                251              668              501
  Profit participation                               1,991                401            2,726            1,052
                                                  --------           --------         --------         --------
        Operating income                            10,980              7,142           15,821           14,644

Other income (expense):
  Interest and dividend income                          57                115              125              248
  Interest expense                                  (2,240)            (1,398)          (4,123)          (2,443)
  Other, net                                           458                296              608              252
  Minority interests                                   162               (609)              66           (1,207)
                                                  --------           --------         --------         --------
    Income before income taxes                       9,417              5,546           12,497           11,494
Income tax expense                                   3,671              2,107            4,841            4,368
                                                  --------           --------         --------         --------
    Net income                                    $  5,746           $  3,439         $  7,656         $  7,126
                                                  ========           ========         ========         ========

Primary and fully diluted net income per
  common and common equivalent share                  $.29               $.17             $.38             $.36

Dividends declared per common share                   $.14               $.14             $.28             $.28

Weighted average common shares
  and common share equivalents
  outstanding                                       20,020             19,976           20,013           19,971

Tonnage sold                                       277,200            467,000          672,300          889,000

                 The accompanying notes are an integral part of the consolidated financial statements.

                                                          3
/TABLE

                        OREGON STEEL MILLS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                             (Unaudited)

                                            Six Months Ended June 30,
                                            -------------------------
                                              1995             1994
                                            --------         --------
Cash flows from operating activities:
  Net income                                $ 7,656          $  7,126
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
     Depreciation                            10,414            10,597
     Amortization                               687               668
     Deferred income tax provision            2,522             2,960
     Accrual for contribution of
       common stock to employee stock
       ownership plan                           667               500
     Minority interests                         (30)            1,148
     Other, net                              (1,846)            1,016
     Changes in current assets and
       liabilities, net                      40,977           (43,064)
                                            -------          --------
  NET CASH PROVIDED (USED) BY OPERATING
   ACTIVITIES                                61,047           (19,049)
                                            -------          --------

Cash flows from investing activities:
  Additions to property, plant
   and equipment                            (70,644)          (55,956)
  Other, net                                   (420)              (20)
                                            -------          --------
  NET CASH USED BY INVESTING ACTIVITIES     (71,064)          (55,976)
                                            -------          --------
Cash flows from financing activities:
  Net borrowings under revolving
   loan agreements                            2,807            79,655
  Borrowings from Senior Credit Facilities   10,000                 -
  Payments of other debt                     (2,358)           (1,992)
  Dividends paid                             (5,432)           (5,421)
  Other, net                                    (59)              197
                                            -------          --------
  NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                 4,958            72,439
                                            -------          --------
Effects of foreign currency exchange
  rate changes on cash                          204               (20)
                                            -------          --------
Net decrease in cash and cash equivalents    (4,855)           (2,606)
Cash and cash equivalents at beginning
  of period                                   5,039             9,623
                                            -------          --------
Cash and cash equivalents at end of period  $   184          $  7,017
                                            =======          ========


Supplemental disclosures of cash flow
  information:
  Cash paid for:
     Interest                                $9,277            $4,406
     Income taxes                            $  505            $3,940

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

At June 30, 1995 and June 30, 1994, the Company had financed property, plant and equipment with accounts payable of $19.9 million and $13.4 million, respectively.

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

2.    Inventories
      -----------

      Inventories consist of:
                                         June 30,       December 31,
                                           1995             1994
                                         --------       ------------
                                              (In thousands)

      Raw materials                      $ 15,473         $  37,389
      Semi-finished product                47,211            50,033
      Finished product                     53,798            50,320
      Stores and operating supplies        21,174            23,046
                                         --------         ---------
                                         $137,656          $160,788
                                         ========         =========

3.    Common Stock
      ------------

      In February 1995 the Company contributed approximately 44,300 shares of common stock of the Company ("Common Stock") to the Employee Stock Ownership Plan (the "ESOP") in payment of a $736,000 liability accrued in 1994. In February 1994 the Company contributed approximately 29,600 shares of Common Stock to the ESOP in payment of a $753,000 liability accrued in 1993.

      On July 27, 1995, the Board of Directors declared a quarterly cash dividend of 14 cents per share to be paid August 31, 1995, to stockholders of record as of August 11, 1995.

4.    Contingencies
      -------------

      ENVIRONMENTAL. The Company's Napa Pipe Corporation subsidiary has a reserve of $2.7 million at June 30, 1995 for environmental remediation relating to the Napa pipe mill. The Company's 90 percent owned New CF&I, Inc. subsidiary owns a 95.2 percent interest in a Pueblo, Colorado steel mill, CF&I Steel, L.P. ("CF&I"). In connection with CF&I's acquisition of certain assets from CF&I Steel Corporation in 1993, CF&I established a reserve of $36.7 million for environmental remediation. At June 30, 1995, CF&I has a reserve of $36 million, of which $34 million is classified as non-current in other deferred liabilities in the consolidated balance sheet.

                       OREGON STEEL MILLS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)

5.    Commitments
      -----------

      During 1994 the Company began construction of various capital improvement projects at both its Portland, Oregon and Pueblo, Colorado steel mills. Commitments for expenditures related to the completion of these projects were $69.9 million at June 30, 1995.

6.    Proceeds From Insurance Settlement
      ----------------------------------

      During the second quarter of 1995, the Company received insurance proceeds of approximately $4 million as reimbursement of lost profits resulting from lost production and start-up delays of CF&I's rod/bar mill caused by an explosion that occurred during the third quarter of 1994.

                        OREGON STEEL MILLS, INC.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

General
- -------

      The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"), Napa Pipe Corporation ("Napa"), Oregon Steel Mills - Fontana Division, Inc. ("Fontana"), Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), 90 percent owned New CF&I, Inc. which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"), and certain other insignificant subsidiaries. Fontana ceased production in the fourth quarter of 1994 and closed permanently in the first quarter of 1995.

Results of Operations
- ---------------------

The following table sets forth tonnage sold, sales revenues and average selling price per ton by division:


                            Three Months Ended,     Six Months Ended,
                                  June 30,               June 30,
                            -------------------     -----------------
                             1995         1994       1995       1994
                            ------       ------     ------     ------
Total tonnage sold:
  Oregon Steel Division (1):
    Plate products          73,200      116,300    165,100    208,300
    Welded pipe products    53,900      145,000    107,200    274,800
    Semi-finished products  43,300        1,400    101,000      1,400
  CF&I Steel Division      106,800      204,300    299,000    404,500
                           -------      -------    -------    -------
      Total                277,200      467,000    672,300    889,000
                           =======      =======    =======    =======

Sales revenues
  (in thousands):
  Oregon Steel Division   $ 92,970     $144,878   $192,300   $274,156
  CF&I Steel Division       58,178       89,926    145,865    179,513
                          --------     --------   --------   --------
      Total               $151,148     $234,804   $338,165   $453,669
                          ========     ========   ========   ========

Average selling price
  per ton:
  Oregon Steel Division       $546         $551       $515       $566
  CF&I Steel Division         $545         $440       $488       $444
      Average                 $545         $503       $503       $510

- ---------------------------------
         (1) The Oregon Steel Division consists primarily of the operations of the Portland, Oregon steel mill, Napa, Fontana and Camrose.

      The consolidated average selling price increased $42 to $545 per ton for the second quarter of 1995 and decreased $7 to $503 per ton for the first six months of 1995, compared to the corresponding 1994 periods. The primary reasons for the changes in the consolidated average selling prices were the increased volume of sales of the generally lowest priced semi-finished products and the decreased volume of sales of the generally highest priced welded pipe products sold by the Oregon Steel Division, offset by a significant reduction in the sales volume of the CF&I Steel Division's lowest priced rod and bar products. In addition, selling prices generally increased in the second quarter and the first six months of 1995, compared to the corresponding periods in 1994 due to favorable market conditions and improved quality resulting from capital facility improvements. However, Oregon Steel Division's Canadian Camrose pipe mill was negatively impacted by a significant reduction in demand for its pipe products in the second quarter of 1995.

                        OREGON STEEL MILLS, INC.


      Consolidated tonnage sold decreased 189,800 tons to 277,200 tons for the second quarter of 1995 and decreased 216,700 tons to 672,300 tons for the first six months of 1995, compared to the corresponding 1994 periods. These tonnage decreases were primarily the result of reduced welded pipe shipments from the Napa and Camrose pipe mills, reduced rod and bar shipments from the CF&I Steel Division, offset by increased semi-finished product shipments from the Portland steel mill. The Company was able to maximize the efficiency of its Portland steel mill by utilizing its excess hot metal capacity by producing and selling semi-finished products in the first six months of 1995. The Company expects to continue selling semi-finished products for the balance of 1995 and into 1996 until the Portland steel mill's combination mill comes on line. Reduced rod and bar mill tonnage for the three and six month periods ended June 30, 1995 is primarily due to the capitalization of revenues and costs associated with the pre-operational phase of CF&I's new rod/bar mill. The Company estimates the new rod/bar mill to be fully operational during the third quarter of 1995.

      As a result of the decreased sales volume and changes in average selling prices, sales revenues for the three and six month periods ended June 30, 1995 were $151.1 million and $338.2 million, respectively, compared to $234.8 million and $453.7 million for the corresponding 1994 periods. Of the $83.7 million second quarter sales revenue decrease, $95.4 million was the result of a volume decrease, offset by $11.7 million resulting from higher average selling prices. Of the $115.5 million year-to-date sales revenue decrease, $110.5 million was the result of a volume decrease, and $5 million resulted from lower average selling prices.

      Gross profit for the three and six month periods ended June 30, 1995, increased $2.3 million and decreased $1.6 million from the corresponding 1994 periods to $23.7 million and $40.5 million, respectively. Gross profit as a percentage of revenues for the three and six month periods ended June 30, 1995 increased 6.2 percent and
2.5 percent, respectively, to 15.3 percent and 11.8 percent. The $2.3 million quarterly increase resulted from a $7.1 million positive average margin variance and a $4 million insurance settlement, offset by a $8.8 million negative volume variance. The $1.6 million year-to-date decrease resulted from a $10.3 million negative volume variance, offset by a $4.7 million positive average margin variance and a $4 million insurance settlement.

      Gross profits were positively impacted by the $4 million proceeds received from the Company's business interruption insurance carrier in the second quarter of 1995 primarily for reimbursement of lost profits at the CF&I Steel Division due to lost production and the delay in the start-up of the new rod/bar mill. The delay was caused by an explosion that occurred during the third quarter of 1994. Gross profits were negatively impacted by the extension of start-up of the capital projects at the Company's CF&I Steel Division beyond the original time table. The associated incremental costs were estimated to be $1.2 million and $3.8 million more in the second quarter and the first half of 1995, respectively, than the corresponding periods in 1994.

      Gross profits also improved, in the second quarter and first half of 1995 compared to the corresponding periods in 1994, due to higher selling prices as discussed above, and due to a somewhat greater percentage of sales of higher margin specialty steel plate to total sales of all grades of steel plate. Additionally, gross profits improved because CF&I Steel Division's lowest margin rod and bar product sales were only 1.6 and 23.6 percent of total CF&I Steel Division sales in the second quarter of 1995 and the first half of 1995 compared to 41.3 and 41.5 percent in the corresponding periods in 1994. Further, gross profits improved because the current periods were not burdened with higher manufacturing costs and sales allowances associated with producing and selling high quality pipe grades for international pipe shipments from the Company's Napa pipe mill, as was the case in the corresponding prior periods.

      The gross profit improvements were offset by gross profit declines of $1.9 million due to costs incurred primarily in the first quarter of 1995 which were associated with the winding down of operations of the Company's Fontana plate mill which was permanently closed in December of 1994. Contributing to the offset of increasing gross profits were higher scrap prices at the Oregon Steel and CF&I Steel Divisions. Additionally, gross profits were reduced due to increased costs associated with notably lower production levels at the Company's Camrose pipe mill.

                        OREGON STEEL MILLS, INC.

      Selling, general and administrative expenses ("SG&A") for the three month and six month periods ended June 30, 1995 decreased $3.1 million and $4.6 million, respectively, from the corresponding periods in 1994. These decreases were due primarily to decreased shipping expenses by the Oregon Steel Division as a result of the closure of the Fontana plate mill in December of 1994 and reduced shipping volume from the Company's Napa and Camrose pipe mills. Additionally, the closure of the Fontana plate mill reduced SG&A costs, other than shipping expenses, $814,000 and $1.4 million in the three and six month periods ended 1995 compared to the same periods in 1994. SG&A as a percent of revenues for the three and six month periods ended June 30, 1995 was 6.7 and 6.2 percent, respectively, compared to 5.8 and 5.7 percent for the corresponding periods in 1994.

      The contribution to the employee stock ownership plan and the profit participation expense for the three and six month periods ended June 30, 1995 increased compared to the corresponding 1994 periods, reflecting the increased profitability in 1995 versus 1994.

Other Income (Expense)
- ----------------------

      Total interest costs for the three and six month periods ended June 30, 1995, were $5.4 million and $10.1 million, respectively, compared to $2.9 million and $5 million for the corresponding 1994 periods. These increases were primarily the result of the debt incurred to fund the Portland combination mill and the CF&I capital expenditure programs. Capitalized interest cost for the three and six month periods ended June 30, 1995 was $3.2 million and $6 million, respectively, compared to $1.5 million and $2.6 million for the corresponding 1994 periods.

Income Taxes
- ------------

      The Company's effective income tax rate was 39 percent for the three and six month periods ended June 30, 1995, and 38 percent for the corresponding 1994 periods. The benefit of income taxes was at a rate of 32.2 percent for the year ended December 31, 1994. Income before income taxes in 1994 included a non-taxable $12.3 million gain on the sale of a 10 percent equity interest in New CF&I, Inc. Also contributing to the 1994 income tax benefit was the utilization of state tax credits.


Liquidity and Capital Resources
- -------------------------------

      The Company's cash flow from operations for the six month period ended June 30, 1995 was a positive $61 million compared to a negative cash flow of $19 million in the corresponding 1994 period. The major items causing the $80 million increase were a decrease in trade accounts receivable in 1995 versus an increase in 1994 ($43 million), a greater reduction of inventories in 1995 compared to the corresponding 1994 period ($18.5 million), a decrease in refundable income taxes in 1995 compared to an increase in 1994 ($4.3 million), a smaller increase in accounts payable in 1995 compared to the increase in 1994 ($12 million), and a larger increase in accrued expenses in 1995 versus the increase in the corresponding 1994 period ($7.1 million). These increases in cash flow were offset by decreases in cash flow due to an increase in notes receivable in 1995 versus 1994 ($2.1 million), a reduced increase in post-retirement obligations in 1995 versus 1994 ($1.6 million), and a reduction of minority interests in 1995 versus an increase in 1994 ($1.2 million).

      Net working capital at June 30, 1995 decreased $46.6 million from December 31, 1994 due to a $39.3 million decrease in current assets, principally inventory and accounts receivable, and $7.3 million increase in current liabilities, principally accrued expenses. Cash generated from operations was used primarily to fund the Company's capital expansion projects.

                        OREGON STEEL MILLS, INC.

      The Company maintains a $100 million revolving credit facility and a $200 million term loan facility (the "Senior Credit
Facilities"). Maximum borrowings available under the revolving credit facility are based on the amount of the combined inventory and accounts receivable of the Company. At June 30, 1995, $140 million was outstanding under the Senior Credit Facilities.

      The Company has a $14.5 million uncollateralized and uncommitted revolving line of credit with a bank which matures May 31, 1996 and may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At June 30, 1995, $9.6 million was restricted under outstanding letters of credit. In addition, the Company has a $5 million uncollateralized and uncommitted revolving credit line with a bank which is restricted to use for letters of credit. At June 30, 1995, $3.6 million was restricted under outstanding letters of credit.

      Camrose maintains a Canadian $24 million revolving credit facility with a bank, $9 million of which expires August 31, 1995, with the remainder expiring on October 31, 1996. The facility is collateralized by substantially all of the assets of Camrose. Borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivables and inventories. As of June 30, 1995, Camrose had $5.5 million outstanding under this facility.

      CF&I incurred indebtedness in an original principal amount of $67.5 million as part of the purchase price of the assets of CF&I Steel Corporation on March 3, 1993. At June 30, 1995, the outstanding balance was $57.7 million, of which $53.4 million was classified as noncurrent.

      The Company's total capitalization at June 30, 1995 of $480 million consists of $200 million in long-term debt and $280 million in stockholder's equity, for a long-term debt-to-capitalization ratio of
 .42 to 1. Net book value per share of common stock at June 30, 1995 was $14.40 per share versus $14.24 per share at December 31, 1994.
The Company believes that anticipated needs for working capital and the capital expenditure program (noted below) will be met from existing cash balances, funds generated from operations and borrowings pursuant to the Senior Credit Facilities.

      CAPITAL EXPENDITURES. In the first six months of 1995, the Company expended approximately $28 million on the capital program at CF&I and $40 million on the combination mill at the Portland steel mill. During the balance of 1995 the Company expects to expend $42 million on the capital program at CF&I and $85 million on the combination mill at the Portland steel mill. To complete the capital program at CF&I and the combination mill in 1996, the Company expects to expend $15 million at CF&I and $58 million on the combination mill.

      In addition, the Company has expended approximately $3 million for capital improvements at its Oregon Steel Division manufacturing facilities for recurring upgrade projects to the present facilities and equipment during the first six months of 1995. The Company expects to expend approximately $7 million on these projects during the remainder of 1995. The Company has also budgeted $15 million for an approximate 13 percent equity interest in a planned Venezuelan hot briquetted iron plant. Approximately $7 million is planned to be expended in 1995.

                       OREGON STEEL MILLS, INC.

PART II  OTHER INFORMATION

Item 1.      Legal Proceedings
             -----------------

                  STATE OF OREGON OCCUPATIONAL SAFETY AND HEALTH
             DIVISION ("OREGON OSHA") CITATION. On July 25, 1995 Oregon OSHA cited the Company $1.4 million in penalties for alleged violations of Oregon occupational safety and health rules. Of the eighteen individual citations, ten were alleged by Oregon OSHA to be willful.

                  Oregon OSHA claims that a Material Safety Data Sheet
             ("MSDS") that the Company had prepared for its glass frit product produced at its Portland steel mill was incomplete in its description of certain metals present in the product. Oregon OSHA also claims that certain administrative and recordkeeping aspects of the glass plant's lead and cadmium protection programs were not in complete compliance with applicable OSHA regulations. With the assistance of counsel, the Company has conducted its own investigation of all the alleged violations. Based on that investigation, it is the Company's belief that no willful violation of the OSHA rules occurred. Since Oregon OSHA's investigation began, the Company has been fully cooperating with OSHA. Oregon OSHA has pointed out some areas where the Company has not been in complete technical compliance with certain administrative and recordkeeping rules, and the Company promptly corrected those issues. The Company has appealed the citation, and believes that the final outcome will not have a material adverse effect on the Company's results of operations, its financial position, or its cash flows.

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             (a)    Exhibits

                    11.    Statement Regarding Computation of Per
                              Share Earnings
                    27.    Financial Data Schedule

             (b)    Reports on Form 8-K

                    During the quarter ended June 30, 1995, no reports on Form 8-K were filed by the Company.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        OREGON STEEL MILLS, INC.



Date:   August 11, 1995
                                         /s/ Jackie L. Williams
                                       --------------------------
                                           Jackie L. Williams
                                          Corporate Controller
                                       (Principal Accounting Officer)