Form 10-Q
period 1995-09-30
OREGON STEEL MILLS INC
filed 1995-11-14
CIK 830260

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON DC  20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1995
                                  ------------------------------------
                                   OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------
Commission File Number       1-9887
                      --------------------


                        OREGON STEEL MILLS, INC.
         (Exact name of registrant as specified in its charter)

             Delaware                         94-0506370
----------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer
 incorporation or organization)          Identification No.)

 1000 Broadway Building, Suite 2200, Portland, Oregon        97205
----------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                             (503) 223-9228
----------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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
                             Yes  X    No
                                 ----     ----

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 Par Value              19,421,614
   ----------------------------        -----------------------------
           Class                        Number of Shares Outstanding
                                          (as of April 30, 1995)
                        OREGON STEEL MILLS, INC.

                                  INDEX


                                                                Page
                                                                ----
PART I.  FINANCIAL  INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets
                      September 30, 1995 (unaudited)
                      and December 31, 1994  . . . . . . . . .     2

                    Consolidated Statements of Income
                    (unaudited)
                      Three months and nine months
                      ended September 30, 1995 and 1994  . . .     3

                    Consolidated Statements of Cash Flows
                    (unaudited)
                      Nine months ended September 30, 1995
                      and 1994 . . . . . . . . . . . . . . . . .   4

                    Notes to Consolidated Financial
                      Statements (unaudited) . . . . . . . . . 5 - 7

         Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations  . . . . . . . . . . . . . . 8 - 12


PART II. OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K. . . . . . . 13


SIGNATURES          . . . . . . . . . . . . . . . . . . . . . . . 13
                       OREGON STEEL MILLS, INC.
                      CONSOLIDATED BALANCE SHEETS
                            (In thousands)

                                       September 30,
                                           1995          December 31,
                                        (Unaudited)          1994
                                       -------------     ------------
                         ASSETS
Current assets:
   Cash and cash equivalents             $   9,604        $   5,039
   Trade accounts receivable, net           73,150           80,203
   Inventories                             144,058          160,788
   Other current assets                      8,126            7,661
   Deferred tax asset                        5,775            5,775
                                         ---------        ---------
     Total current assets                  240,713          259,466
                                         ---------        ---------

Property, plant and equipment:
   Land and improvements                    28,511           28,319
   Buildings                                37,240           36,943
   Machinery and equipment                 365,338          230,019
   Construction in progress                122,415          139,842
                                         ---------         --------
                                           553,504          435,123
   Accumulated depreciation               (111,943)         (97,027)
                                         ---------         --------
                                           441,561          338,096
                                         ---------         --------
Excess of cost over net assets acquired     41,895           42,569
Other assets                                32,583           25,602
                                         ---------         --------
                                          $756,752         $665,733
                                         =========         ========
                        LIABILITIES
Current liabilities:
   Current portion of long-term debt      $  5,827         $  5,302
   Accounts payable                        105,979           85,618
   Accrued expenses                         34,423           24,692
   Other taxes payable                       3,798            2,374
     Total current liabilities             150,027          117,986
Long-term debt                             239,596          187,935
Deferred employee benefits                  16,862           17,661
Other deferred liabilities                  36,120           36,609
Deferred income taxes                       15,709           10,725
                                          --------         --------
                                           458,314          370,916
                                          --------         --------
Minority interests                          18,811           18,934
                                          --------         --------

                    STOCKHOLDERS' EQUITY
Common stock                                   194              194
Additional paid-in capital                 150,826          150,090
Retained earnings                          131,616          130,145
                                          --------         --------
                                           282,636          280,429
Cumulative foreign currency translation
   adjustment                               (3,009)          (4,546)
                                          --------         --------
                                           279,627          275,883
                                          --------         --------
                                          $756,752         $665,733
                                          ========         ========

            The accompanying notes are an integral part of the
                    consolidated financial statements.

                                                 OREGON STEEL MILLS, INC.
                                            CONSOLIDATED STATEMENTS OF INCOME
                                  (In thousands, except tonnage and per share amounts)
                                                       (Unaudited)
                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                    September 30,
                                                        -------------------------         -------------------------
                                                          1995             1994             1995            1994
                                                        --------         --------         --------        --------
Revenues:
   Sales                                                $188,479         $193,053         $526,644        $646,721
   Proceeds from insurance settlement                          -                -            3,959               -
                                                        --------         --------         --------        --------
           Total revenues                                188,479          193,053          530,603         646,721
Costs and expenses:
   Cost of sales                                         170,681          178,179          472,340         589,740
   Provision for rolling mill closures                         -           22,134                -          22,134
   Selling, general and
      administrative expenses                             11,401           12,185           32,652          38,094
   Profit participation and ESOP
      contribution                                           592              164            3,985           1,718
                                                        --------         --------         --------        --------
          Operating income                                 5,805          (19,609)          21,626          (4,965)

Other income (expense):
   Interest and dividend income                              123              109              248             357
   Interest expense                                       (2,990)            (663)          (7,112)         (3,106)
   Other, net                                                 53              334              661             586
   Gain on sale of subsidiary's
      common stock                                             -           12,323                -          12,323
   Minority interests                                         93             (843)             158          (2,050)
                                                        --------         --------         --------        --------
      Income before income taxes                           3,084           (8,349)          15,581           3,145
Income tax (expense) benefit                              (1,118)           7,855           (5,959)          3,487
                                                        --------         --------         --------        --------
      Net income (loss)                                 $  1,966         $   (494)        $  9,622        $  6,632
                                                        ========         ========         ========        ========

Primary and fully diluted net income (loss)
   per common and common
   equivalent share                                         $.10            ($.02)            $.48            $.33

Dividends declared per common share                         $.14             $.14             $.42            $.42

Weighted average common shares
   and common share equivalents
   outstanding                                            20,020           19,976           20,015          19,972

Tonnage sold                                             372,900          391,100        1,045,200       1,280,100

                The accompanying notes are an integral part of the consolidated financial statements.

                                                        3
/TABLE

                                                    OREGON STEEL MILLS, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)
                                                          (Unaudited)
                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                 1995                 1994
                                                                              ----------            ---------
Cash flows from operating activities:
  Net income                                                                  $   9,622             $  6,632
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Depreciation                                                                16,892               15,891
     Amortization                                                                 1,042                1,010
     Provision for rolling mill closures                                              -               22,134
     Deferred income tax provision                                                4,984               (7,438)
     Gain on sale of subsidiary's common stock                                        -              (12,323)
     Accrual for contribution of common stock
       to employee stock ownership plan                                               -                  500
     Minority interests                                                            (123)               1,056
     Other, net                                                                  (1,366)               1,224
     Changes in current assets and
       liabilities, net                                                          49,533              (26,949)
                                                                              ---------             --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                      80,584                1,737
                                                                              ---------             --------

Cash flows from investing activities:
  Additions to property, plant and equipment                                   (119,553)             (92,588)
  Proceeds from disposal of property, plant and equipment                           110                  352
  Other, net                                                                       (550)                (707)
                                                                              ---------             --------
  NET CASH USED BY INVESTING ACTIVITIES                                        (119,993)             (92,943)
                                                                              ---------             --------

Cash flows from financing activities:
  Net borrowings under loan agreements                                           55,607               79,293
  Payments of other debt                                                         (3,579)              (3,105)
  Proceeds from sale of subsidiary's common stock                                     -               16,800
  Dividends paid                                                                 (8,151)              (8,134)
  Other, net                                                                        (74)                 260
                                                                              ---------             --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                      43,803               85,114
                                                                              ---------             --------

Effects of foreign currency exchange rate changes on cash                           171                  224
                                                                              ---------             --------
Net increase (decrease) in cash and cash equivalents                              4,565               (5,868)
Cash and cash equivalents at beginning of period                                  5,039                9,623
                                                                              ---------             --------
Cash and cash equivalents at end of period                                    $   9,604             $  3,755
                                                                              =========             ========

See Note 9 for additional supplemental disclosures of cash flow information:
  Cash paid for:
    Interest                                                                    $10,902               $7,392
    Income taxes                                                                $ 1,620               $3,954

          The accompanying notes are an integral part of the consolidated financial statements.

                                                        4
/TABLE

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

2.   Inventories
     -----------

     Inventories consist of:

                                    September 30,     December 31,
                                        1995              1994
                                    -------------     ------------
                                            (In thousands)

     Raw materials                    $ 21,914           $ 37,389
     Semi-finished product              52,980             50,033
     Finished product                   45,613             50,320
     Stores and operating supplies      23,551             23,046
                                      --------           --------
                                      $144,058           $160,788
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

     On October 26, 1995, the Board of Directors declared a quarterly cash dividend of 14 cents per share to be paid November 30, 1995, to stockholders of record as of November 10, 1995.

4.   Contingencies
     -------------

     ENVIRONMENTAL. The Company's Napa Pipe Corporation subsidiary has a reserve of $2.7 million at September 30, 1995 for environmental remediation relating to the Napa pipe mill. The Company's 90 percent owned New CF&I, Inc. subsidiary owns a
     95.2 percent interest in a Pueblo, Colorado steel mill, CF&I Steel, L.P. ("CF&I"). In connection with CF&I's acquisition of certain assets from CF&I Steel Corporation in 1993, CF&I established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10 year post closure permit with two ten year renewals to CF&I which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight line rate of expenditure over 30 years. At September 30, 1995, CF&I has a reserve of $35.9 million, of which $33.9 million is classified as non-current in other deferred liabilities in the consolidated balance sheet.

     STATE OF OREGON OCCUPATIONAL SAFETY AND HEALTH DIVISION ("OREGON OSHA") CITATION. On July 25, 1995 Oregon OSHA cited the Company $1.4 million in penalties for alleged violations of Oregon occupational safety and health rules. Oregon OSHA claims that a Material Safety Data Sheet ("MSDS") that the Company had prepared for its glass frit product produced at its Portland steel mill was incomplete in its description of certain metals present in the product. Oregon OSHA also claims that certain administrative and record-

                        OREGON STEEL MILLS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)

     keeping aspects of the glass plant's lead and cadmium protection programs were not in complete compliance with applicable Oregon OSHA regulations. Of the eighteen individual citations, ten were alleged by Oregon OSHA to be willful. With the assistance of counsel, the Company has conducted its own investigation of all the alleged violations. Based on that investigation, it is the Company's belief that no willful violation of the Oregon OSHA rules occurred. The Company has appealed the citation, and believes that the final outcome will not have a material adverse effect on the Company's financial position.

5.   Commitments
     -----------

     During 1994 the Company began construction of various capital improvement projects at both its Portland, Oregon and Pueblo, Colorado steel mills. Commitments for expenditures related to the completion of these projects were $82.5 million at September 30, 1995.

6.   Proceeds From Insurance Settlement
     ----------------------------------

     During the second quarter of 1995, the Company received insurance proceeds of approximately $4 million as reimbursement of lost profits resulting from lost production and start-up delays of CF&I's rod/bar mill caused by an explosion that occurred during the third quarter of 1994.

7.   Senior Credit Facilities Amendment
     ----------------------------------

     The Company maintains a $100 million revolving credit facility and a $200 million term loan facility (the "Senior Credit Facilities"). Maximum borrowings available under the revolving credit facility are based on the amount of the combined inventory and accounts receivable of the Company. At September 30, 1995, $185 million was outstanding under the Senior Credit Facilities.

     The Senior Credit Facilities were amended as of September 30, 1995 to, among other things, modify the interest coverage ratio covenant and certain other restrictive covenants, and to facilitate the Company in pursuing other or additional financing alternatives. The amendment to the interest coverage ratio was needed in light of lower than anticipated earnings in 1995, and higher than anticipated borrowings on the Senior Credit Facilities. The amendments permit additional financing if necessary to accomplish the Company's capital expansion projects within the time currently projected.

8.   Subsequent Event
     ----------------

     During October 1995, the Company announced its intention to sell three percent of its interest in its subsidiary, New CF&I, Inc., to the Nissho Iwai Group. In connection with that sale, the Nissho Iwai Group will promote sales of steel products from the Oregon Steel and CF&I Steel Divisions. The sale is expected to occur prior to December 31, 1995.

                        OREGON STEEL MILLS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)

9.   Supplemental Cash Flow Information
     ----------------------------------

     At September 30, 1995 and September 30, 1994, the Company had financed property, plant and equipment with accounts payable of $23.7 million and $16.2 million, respectively.

     During the nine months ended September 30, 1994, the Company's provision for rolling mill closures reduced the carrying value by $22.1 million of various pieces of property, plant and equipment, inventories, and other operating supplies relating to the closure of the Fontana rolling mill and for those assets unlikely to be used following the construction of the combination mill at the Portland steel mill.

     In February 1995 the Company contributed approximately 44,300 shares of Common Stock of the Company to the ESOP in payment of a $736,000 liability accrued in 1994. In February 1994 the Company contributed approximately 29,600 shares of Common Stock to the ESOP in payment of a $753,000 liability accrued in 1993.

                        OREGON STEEL MILLS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

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

Results of Operations
---------------------

The following table sets forth tonnage sold, sales revenues and average selling price per ton by division:

                            Three Months Ended,    Nine Months Ended,
                                September 30,         September 30,
                            -------------------   -------------------
                              1995      1994        1995      1994
                            -------    --------   --------  ---------
Total tonnage sold:
  Oregon Steel Division (1):
    Plate products          60,400    109,900     225,500    318,300
    Welded pipe products    89,600    101,800     196,800    376,600
    Semi-finished products  69,500      2,800     170,500      4,200
  CF&I Steel Division      153,400    176,600     452,400    581,000
                           -------    -------   ---------  ---------
       Total               372,900    391,100   1,045,200  1,280,100
                           =======    =======   =========  =========

Sales revenues
    (in thousands):
  Oregon Steel Division   $117,560   $115,130    $309,860   $389,285
  CF&I Steel Division       70,919     77,923     216,784    257,436
                          --------   --------    --------   --------
       Total              $188,479   $193,053    $526,644   $646,721
                          ========   ========    ========   ========

Average selling price
    per ton:
  Oregon Steel Division       $536       $537        $523       $557
  CF&I Steel Division         $462       $441        $479       $443
       Average                $505       $494        $504       $505

-----------------------
    (1) The Oregon Steel Division consists primarily of the operations of the Portland, Oregon steel mill, Napa, Fontana and Camrose.

    The consolidated average selling price increased $11 to $505 per ton for the third quarter of 1995 and decreased $1 to $504 per ton for the first nine months of 1995, compared to the corresponding 1994 periods. The changes in the consolidated average selling prices relate to product mix variations in 1995 compared to 1994, primarily the increased volume of sales of the generally lowest priced semi-finished products and the decreased volume of sales of the higher priced plate and welded pipe products sold by the Oregon Steel Division. These negative product mix variances were offset positively by a reduction in the sales volume of the CF&I Steel Division's lower priced rod and bar products in 1995 versus 1994. In addition, selling prices increased for most products in the 1995 periods compared to the 1994 periods due to generally favorable market conditions and improved quality resulting from capital facility improvements. However, selling prices for Oregon Steel Division's semi-finished products dropped in the third quarter of 1995 due to increased international competition. This resulted in the Company's decision to substantially reduce the sale of semi-finished products at the Oregon Steel Division in the fourth quarter of 1995. Also, Oregon Steel Division's Canadian Camrose pipe mill was negatively impacted by a reduction in demand for its pipe products in the 1995 periods compared to the 1994 periods.

                        OREGON STEEL MILLS, INC.

    Consolidated tonnage sold decreased 18,200 tons to 372,900 tons for the third quarter of 1995 and decreased 234,900 tons to one million tons for the first nine months of 1995, compared to the corresponding 1994 periods. These tonnage decreases were primarily the result of reduced welded pipe and plate product sales by the Oregon Steel Division, reduced rod and bar sales by the CF&I Steel Division, offset by increased semi-finished product sales by both divisions.

    The closure of the Company's Fontana plate mill in the first quarter of 1995 reduced the Company's plate rolling capacity by approximately 50 percent. The new combination mill under construction at the Portland steel mill is scheduled to become operational in 1997. The temporary reduction in rolling capacity has resulted in lower plate sales to customers and reduced tonnage available for the Napa pipe mill. The Company has been able to purchase plate for pipe production to meet demand for its large diameter product at Napa.

    CF&I Steel Division's rod and bar product costs net of revenues were charged to the newly constructed, preoperational rod/bar mill capital asset account through July of 1995. Thus, the Company's income statement for the three and nine month periods ended September 30, 1995 did not include rod/bar mill product sales of 20,600 and 78,700 tons, respectively. The Company began recognizing all revenues and costs associated with the rod/bar facility in its income statement beginning in August of 1995.

    As a result of the decreased sales volume and changes in average selling prices, sales revenues for the three and nine month periods ended September 30, 1995 were $188.5 million and $526.6 million, respectively, compared to $193.1 million and $646.7 million for the corresponding 1994 periods. The $4.6 million sales revenue decrease was comprised of a $9 million volume decrease offset by a $4.4 million increase resulting from higher average selling prices. Of the $120.1 million year-to-date sales revenue decrease, $119 million was the result of a volume decrease, and $1.1 million resulted from lower average selling prices.

    Gross profits for the three and nine month periods ended September 30, 1995, increased $2.9 million and $1.3 million from the corresponding periods to $17.8 million and $58.3 million, respectively. Gross profit as a percentage of revenues for the three and nine month periods ended September 30, 1995 increased 1.7 percent and 2.2 percent, respectively, to 9.4 percent and 11 percent. The $2.9 million quarterly increase resulted from a $3.6 million positive average margin variance, offset by $700,000 negative volume variance. The $1.3 million year-to-date increase resulted from a $7.8 million positive average margin variance, a $4 million insurance settlement, offset by a $10.5 million negative volume variance.

    Gross profits in the third quarter and first nine months of 1995 improved compared to the corresponding 1994 periods due to higher selling prices, as discussed above; the current periods did not include higher manufacturing costs and sales allowances associated with the Company's first large international pipe order from the Napa pipe mill, as was the case in 1994; and CF&I Steel Division's low margin rod and bar product sales were only 22 and 18 percent of total CF&I Steel Division sales in the third quarter and first nine months of 1995 compared to 29 percent of total sales in the corresponding periods in 1994. Also, gross profits for the first nine months of 1995 were improved compared to the corresponding 1994 period due to the $4 million proceeds received from the Company's business interruption insurance carrier in the second quarter of 1995 for reimbursements of lost profits at the CF&I Steel Division due to lost production and the delay in start-up of the new rod/bar mill. This delay was caused by an explosion that occurred during the third quarter of 1994.

    These gross profit improvements were offset by high operating costs on the new rod/bar mill at the Company's CF&I Steel Division resulting from production delays and because the Company's lowest margin semi-finished product sales were 10 and 9 percent of consolidated sales in the third quarter and the first nine months of 1995 compared to less than one percent in the corresponding periods in 1994. Gross profits in 1995 were also impacted negatively due to decreased pipe sales from the Company's Camrose pipe mill and higher scrap prices at CF&I and the Portland steel mill. Further, the first quarter of 1995 included approximately $1.7 million in costs associated with the closure of the Fontana plate mill.

                       OREGON STEEL MILLS, INC.

    Selling, general and administrative expenses ("SG&A") for the three and nine month periods ended September 30, 1995 decreased $784,000 and $5.4 million, respectively, from the corresponding periods in 1994. These decreases were due primarily to reduced shipping expenses by the Oregon Steel Division as a result of the closure of the Fontana plate mill in the first quarter of 1995 and reduced shipping volume from the Company's Napa and Camrose pipe mills. Additionally, the closure of the Fontana plate mill decreased SG&A costs $2.2 million for the first nine months of 1995 compared to the same period in 1994. SG&A as a percent of revenues for the three and nine month periods ended September 30, 1995 was 6 and 6.2 percent, respectively, compared to 6.3 and 5.9 percent for the corresponding periods in 1994.

    The profit participation and ESOP contribution expense for the three and nine month periods ended September 30, 1995 increased compared to the corresponding 1994 periods, reflecting the increased profitability in 1995 versus 1994.

Other Income (Expense)
----------------------

    Total interest costs for the three and nine month periods ended September 30, 1995, were $5.6 million and $15.8 million, respectively, compared to $2.9 million and $7.9 million for the corresponding 1994 periods. These increases were primarily the result of the debt incurred to fund the Portland combination mill and the CF&I capital expenditure programs. Capitalized interest cost for the three and nine month periods ended September 30, 1995 was $2.6 million and $8.7 million, respectively, compared to $2.2 million and $4.8 million for the corresponding 1994 periods.

    The third quarter of 1994 included a $12.3 million gain from the sale of a 10 percent equity interest in New CF&I, Inc. to a subsidiary of Nippon Steel Corporation.

Income Taxes
------------

    The Company's effective income tax rate was 36 and 38 percent for the three and nine month periods ended September 30, 1995, respectively. The benefit of income taxes was at a rate of 32.2 percent for the year ended December 31, 1994. Income before income taxes in 1994 included a non-taxable $12.3 million gain on the sale of a 10 percent equity interest in New CF&I, Inc. which occurred during the third quarter of 1994.

                        OREGON STEEL MILLS, INC.

Liquidity and Capital Resources
-------------------------------

    The Company's cash flow from operations for the nine month period ended September 30, 1995 was a positive $80.6 million compared to a positive cash flow of $1.7 million in the corresponding 1994 period. During 1995, the other principal source of cash flow was borrowings under the Senior Credit Facilities. Principal uses of cash was to fund the Company's capital expansion projects and dividends.

    Net working capital at September 30, 1995 decreased $50.8 million from December 31, 1994 due to an $18.8 million decrease in current assets, principally inventory and accounts receivable, and a $32 million increase in current liabilities, principally accounts payable and accrued expenses.

    The Company maintains a $100 million revolving credit facility and a $200 million term loan facility (the "Senior Credit Facilities"). Maximum borrowings available under the revolving credit facility are based on the amount of the combined inventory and accounts receivable of the Company. At September 30, 1995, $185 million was outstanding under the Senior Credit Facilities.

    The Senior Credit Facilities were amended as of September 30, 1995 to, among other things, modify the interest coverage ratio covenant and certain other restrictive covenants, and to facilitate the Company in pursuing other or additional financing alternatives. The amendment to the interest coverage ratio was needed in light of lower than anticipated earnings in 1995, and higher than anticipated borrowings on the Senior Credit Facilities. The amendments permit additional financing if necessary to accomplish the Company's capital expansion projects within the time currently projected.

    The Company has a $14.5 million uncollateralized and uncommitted revolving line of credit with a bank which matures May 31, 1996 and may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At September 30, 1995, $9.8 million was restricted under outstanding letters of credit. In addition, the Company has a $5 million uncollateralized and uncommitted revolving credit line with a bank which is restricted to use for letters of credit. At September 30, 1995, $3.6 million was restricted under outstanding letters of credit.

    Camrose maintains a Canadian $15 million revolving credit facility with a bank, expiring on October 31, 1996. The facility is collateralized by substantially all of the assets of Camrose. Borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivables and inventories. As of September 30, 1995, Camrose had $3.9 million outstanding under this facility.

    CF&I incurred indebtedness in an original principal amount of $67.5 million as part of the purchase price of the assets of CF&I Steel Corporation on March 3, 1993. At September 30, 1995, the outstanding balance was $56.5 million, of which $50.7 million was classified as noncurrent.

    CAPITAL EXPENDITURES. In the first nine months of 1995, the Company expended approximately $39 million on the capital program at CF&I and $76 million on the combination mill at the Portland steel mill. During the balance of 1995 the Company expects to expend $37 million on the capital program at CF&I and $39 million on the combination mill at the Portland steel mill. To complete the capital program at CF&I and the combination mill in 1996 and beyond, the Company expects to expend $15 million at CF&I and $73 million on the combination mill.

                        OREGON STEEL MILLS, INC.

    In addition, the Company has expended approximately $4 million for capital improvements at its Oregon Steel Division manufacturing facilities for recurring upgrade projects to the present facilities and equipment during the first nine months of 1995. The Company expects to expend approximately $5 million on these projects during the remainder of 1995. The Company has also budgeted $16 million for an approximate 13 percent equity interest in a planned Venezuelan hot briquetted iron plant. Approximately $7 million is planned to be expended in 1995.

    The Company's total capitalization at September 30, 1995 of $520 million consists of $240 million in long-term debt and $280 million in stockholder's equity, for a long-term debt-to-capitalization ratio of
 .46 to 1. Net book value per share of common stock at September 30, 1995 was $14.40 per share versus $14.24 per share at December 31, 1994.

    The Company believes that its anticipated needs for working capital will be met from existing cash balances, funds generated from operations, and borrowings pursuant to the Senior Credit Facilities. The Company's capital expenditure program is expected to be funded primarily by funds from operations, borrowings pursuant to the Senior Credit Facilities and additional financing or other funding alternatives which the Company believes will be available as needed.

                         OREGON STEEL MILLS, INC.

PART II  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits

                10.0 Amendment dated as of September 30, 1995 to the Credit Agreement dated December 14, 1994 among Oregon Steel Mills, Inc., as the Borrower, Certain Commercial Lending Institutions, as the Lenders, First Interstate Bank of Oregon, N.A., as the Administrative Agent for the Lenders, The Bank of Nova Scotia, as the Syndication Agent for the Lenders, and First Interstate Bank of Oregon, N.A. and The Bank of Nova Scotia, as the Managing Agents for the Lenders.
                11.0    Statement Regarding Computation of Per Share
                        Earnings
                27.0    Financial Data Schedule

           (b)  Reports on Form 8-K

                During the quarter ended September 30, 1995, no reports on Form 8-K were filed by the Company.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OREGON STEEL MILLS, INC.



Date:  November 14, 1995                   /s/ L. Ray Adams
                                       -------------------------
                                              L. Ray Adams
                                       Vice President of Finance and
                                          Chief Financial Officer