Form 10-K
period 1995-12-31
OREGON STEEL MILLS INC
filed 1996-03-26
CIK 830260

TO OUR STOCKHOLDERS:

     1995 was a year of significant achievement for the mill modernization program we initiated in 1993. The program included extensive modernization of the manufacturing facilities at the CF&I Steel Division and the start of construction of the Steckel combination rolling mill (Combination Mill) at the Oregon Steel Division's Portland steel mill. The ambitious modernization program is the final step of a strategy we implemented in 1991 to build greater value for our shareholders. This strategy was focused on expanding production capabilities and product offerings through acquisitions and investments in technology to provide flexible, modern manufacturing facilities. By the end of 1995, we had accomplished the following:

     (Bullet) Successful conversion of the rail mill at CF&I, enabling us to eliminate ingot casting

     (Bullet) Major improvements to our steelmaking and casting processes at CF&I, resulting in record steel production during October of 1995

     (Bullet) Full operational capability of the new rod and bar mill at CF&I, resulting in expanded product capability

     (Bullet) Start of construction on in-line head hardening at CF&I's rail mill

     (Bullet) Significant progress on the construction of the Combination Mill at the Portland steel mill

     We began the modernization program at CF&I in November of 1993 and in less than two years we have completed and started up seven major capital projects. This modernization was completed in record time with successful start-ups in steelmaking and casting and the rail mill. The new rod and bar mill started up in January of 1995 and extended to August which was beyond our original expectations. As a result, CF&I experienced significantly higher manufacturing costs during 1995 due to the expanded start-up period and the reduced volumes of rod and bar products. By the end of the fourth quarter of 1995, however, both production volumes and manufacturing costs in the mill showed marked improvements over the prior quarters. The eighth and final project in our modernization of CF&I is in-line head hardening at the rail mill which is expected to be commissioned during the second quarter of 1996.

     Our Oregon Steel Division began 1995 with reduced plate and pipe volumes due to the closure of the Fontana plate mill at the end of 1994. This presented two challenges. The first was to manage the excess melt capacity at the Portland steel mill brought on by the shuttering of Fontana. By selling steel slabs and streamlining our operations to maximize utilization of our employees and facilities, we were able to maintain our cost competitiveness throughout 1995. The second challenge was to operate our Portland plate rolling facility at maximum capacity in order to ensure that both internal plate needs for our Napa pipe mill and the needs of our customers were adequately met during the construction phase of the Combination Mill. We were successful in maximizing the output of our Portland plate mill, producing a record 415,000 tons. During 1995, we also set a record for heat treated plate production and shipments of 79,000 tons. The Napa pipe mill shipped over 190,000 tons in spite of reduced internal plate supply.

     The Combination Mill which is currently under construction at our Portland Steel Mill will provide the additional plate rolling capacity needed to utilize all of our steelmaking capacity and supply all of the Company's plate and pipe requirements. The Combination Mill is scheduled to start up in the third quarter of 1996. During the start-up period, we will continue production of plate on our current rolling mill until the Combination Mill has reached full operational capability in 1997.

     Net income for 1995 was $12.4 million on shipments of 1.4 million tons and revenues of $711 million. Revenues and shipments during 1995 decreased from those of 1994 as a result of reduced production volumes at each of our divisions. At the Oregon Steel Division, plate shipments declined primarily due to the closure of Fontana at the end of 1994 which reduced effective plate rolling capacity by approximately 50 percent. During 1994, Fontana shipped 309,000 tons of plate, of which 168,000 were converted into pipe at Napa compared to approximately 19,000 tons shipped during 1995. Welded pipe shipments declined during 1995 due to the completion of a large international order which was produced in 1994 and adverse market conditions in Canada. The reduction in plate and welded pipe shipments was partially offset by the sale of slabs to customers. As noted above, sales and shipments of rod and bar at the CF&I Steel Division were negatively impacted by difficulties relating to the start-up of the new rod and bar mill.

     During the third quarter of 1995, we entered into a strategic alliance with the Nissho Iwai Group, a Japanese trading company, to assist in the international marketing of our various steel products. Nissho Iwai has a strong international presence which we believe will be beneficial to help us gain global marketshare. In conjunction with this agreement, Nissho Iwai also purchased a 3 percent equity interest in our subsidiary, New CF&I, Inc.

     We enter 1996 more than half way through our mill modernization program, poised to reap the benefits of a modernized CF&I. Our rod and bar mill appears to have achieved sustainable productivity and related conversion cost reductions. Our reduced manufacturing costs and improved competitiveness in all products should provide enhanced opportunities and allow CF&I to begin to achieve its full potential.

     Our biggest challenge during 1996, will be the commissioning of the Combination Mill. We have spent considerable time and resources planning for a successful start-up of this facility. The completion of the Combination Mill will mark the end of the transition period which began in 1993. We will emerge with flexible, modern manufacturing facilities capable of providing the broadest range of commodity and specialty steel products of any domestic minimill.

     We remain committed to our shareholders and will not lose sight of our goal to provide continued growth and value. With the successful completion of our modernization at CF&I and the integration of the Combination Mill into our manufacturing facilities at Portland, we will be prepared to meet the future and be competitive throughout the world.


/s/ Thomas B. Boklund
Thomas B. Boklund
CHAIRMAN OF THE BOARD AND
CHIEF EXECUTIVE OFFICER

February 1, 1996

----------------------------------------------------------------------
                SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-K

           ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995    COMMISSION FILE NUMBER
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
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)      (ZIP CODE)

   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (503) 223-9228

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      Title of each class             Name of each exchange on which
      -------------------             ------------------------------
                                      registered
                                      ----------
  Common Stock, $.01 par value           New York Stock Exchange
  per share

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

                          Yes  X      No
                             ----        ----

     State the aggregate market value of the voting stock held by non-affiliates of the registrant.

            BASED ON LAST SALE, FEBRUARY 1, 1996: $279,088,593

     Indicate the number of shares outstanding of each of the registrant's classes of stock as of January 31, 1996:

       COMMON STOCK, $.01 PAR VALUE               19,421,614
       ----------------------------               ----------
            (TITLE OF CLASS)           (NUMBER OF SHARES OUTSTANDING)

                  DOCUMENTS INCORPORATED BY REFERENCE:

   Proxy statement for the Registrant's Annual Meeting of Stockholders to be held April 25, 1996 is incorporated by reference into Part III of this report.

----------------------------------------------------------------------
                       OREGON STEEL MILLS, INC.
                          TABLE OF CONTENTS
                                                                 PAGE
                                PART I

ITEM
  1.      BUSINESS.............................................     1
            General............................................     1
            Capital Improvement Program........................     2
            Products...........................................     4
            Raw Materials......................................     6
            Marketing and Customers............................     6
            Competition and Other Market Factors...............     8
            Environmental Matters..............................     9
            Employees..........................................    11

  2.      PROPERTIES............................................   11

  3.      LEGAL PROCEEDINGS.....................................   12

  4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...   13
            Executive Officers of the Registrant................   13

                              PART II

  5.      MARKET FOR REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS.........................   14

  6.      SELECTED FINANCIAL DATA...............................   14

  7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......   15

  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........   21

  9.      DISAGREEMENTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE................................   38

                              PART III

10 and
 11.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            AND EXECUTIVE COMPENSATION..........................   38

 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.......................................  38

 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........  38

                              PART IV

 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
            REPORTS ON FORM 8-K..................................  38

                               PART I

ITEM 1. BUSINESS

GENERAL

     Oregon Steel Mills, Inc. (the "Company" or the "Registrant") was founded in 1926 by William G. Gilmore and was incorporated in California in 1928. The Company reincorporated in Delaware in 1974. The Company changed its name in December 1987 from Gilmore Steel
Corporation to Oregon Steel Mills, Inc.

     During 1995, the Company operated two steel minimills and four finishing facilities serving the United States, western Canada and certain international markets. The Company manufactures and markets one of the broadest lines of specialty and commodity steel products of any domestic minimill company. In 1993, the Company organized into two business units known as the Oregon Steel Division and the CF&I Steel Division.

     The Oregon Steel Division is centered on the Company's steel plate minimill in Portland, Oregon (the "Portland Mill"), which supplies steel for the Company's steel plate and large diameter pipe finishing facilities. The Oregon Steel Division's steel pipe mill in Napa, California (the "Napa Pipe Mill") is a large diameter steel pipe mill and fabrication facility. The Oregon Steel Division also produces large diameter pipe and electric resistance welded ("ERW") pipe at its 60 percent owned pipe mill in Camrose, Alberta, Canada (the "Camrose Pipe Mill"). The Company operated a steel plate rolling mill in Fontana, California (the "Fontana Plate Mill"), until the first quarter of 1995 when it ceased shipments. The mill is currently being held for sale.

     The CF&I Steel Division consists of steelmaking and finishing facilities of CF&I Steel, L.P. ("CF&I") located in Pueblo, Colorado (the "Pueblo Mill"). The Company owns 87 percent of New CF&I, Inc. ("New CF&I") which owns a 95.2 percent general partnership interest in CF&I. The Pueblo Mill is a steel minimill which produces long-length and standard steel rails, seamless oil country tubular goods ("OCTG"), wire rod, bar and wire products.

     In total, the Company produces eight steel products which include most standard grades of steel plate, a wide range of higher margin specialty steel plate, large diameter steel pipe, ERW pipe, long-length and standard rails, OCTG, wire rod, bar and wire products. The steel industry, including the steel products manufactured by the Company, has been highly cyclical and is generally characterized by overcapacity, both domestically and internationally.

     The Portland Mill is the only hot-rolled steel plate minimill in the eleven western states and one of only two steel plate production facilities operating in that region. The Portland Mill produces slab thicknesses of 6", 7" and 8" and has an annual rolling mill capacity, depending on product mix, of up to 430,000 tons of finished steel plate in widths of up to 102".

     The Company's Napa Pipe Mill produces large diameter steel pipe of a quality suitable for use in high pressure oil and gas transmission pipelines. The Napa Pipe Mill can produce pipe with an outside diameter ranging from 16" to 42", with wall thicknesses of up to 1-1/16" and in lengths of up to 80 feet, and can process two different sizes of pipe simultaneously in its two finishing sections. Depending on product mix, the Napa Pipe Mill has an annual capacity in excess of 350,000 tons of pipe. Substantially all of the Napa Pipe Mill's requirements for specialty steel plate, which is fabricated into steel pipe, are currently supplied by the Portland Mill and until December of 1994, the Fontana Plate Mill.

     The Company expanded its plate rolling capacity by commencing operations at the Fontana Plate Mill in December 1989. Depending on product mix, the Fontana Plate Mill had an annual rolling mill capacity of up to 750,000 tons of finished steel plate, bringing the Company's total plate rolling capacity to approximately 1.2 million tons per year. The Fontana Plate Mill rolled plate up to 136" wide, which was sufficient for fabricating the Napa and Camrose Pipe Mills' largest diameter pipe products. In the third quarter of 1994, the Company announced the permanent closure of the Fontana Plate Mill and it ceased plate shipments in the first quarter of 1995. The equipment at the Fontana Plate Mill is currently being held for sale.

     The Company acquired a 60 percent interest in the Camrose Pipe Mill in June 1992 for approximately $18 million from Stelco, Inc. ("Stelco"), a large Canadian steel producer. The Camrose Pipe Mill has two pipe manufacturing mills. One is a large diameter pipe mill similar to that of the Napa Pipe Mill, and the other is an ERW pipe mill which produces steel pipe used in the oil and gas industry for drilling and distribution. The large diameter pipe mill produces pipe in lengths of up to 80 feet with a diameter ranging from 20" to 42" with maximum wall thickness limited to about 70 percent of the thickness of the pipe produced by the Napa Pipe Mill. Depending upon the product mix, the annual capacity for large diameter pipe is up to 184,000 tons. The ERW mill produces pipe in sizes ranging from 4.5" to 16" in diameter and has an annual nominal capacity of up to 141,000 tons depending upon product mix.

     On March 3, 1993, New CF&I, a wholly-owned subsidiary of the Company, acquired for $22.2 million a 95.2 percent interest in a newly formed limited partnership, CF&I. The remaining 4.8 percent interest is owned by the Pension Benefit Guaranty Corporation. CF&I purchased substantially all of the steelmaking, fabricating, metals and railroad business assets of CF&I Steel Corporation for $113.1 million. The Pueblo Mill has melting capacity of approximately 1.2 million tons and a finished ton capacity of approximately 1.2 million tons. In August of 1994, New CF&I sold a 10 percent equity interest in New CF&I to a wholly-owned subsidiary of Nippon Steel Corporation ("Nippon"). In connection with that sale, Nippon agreed to license to the Company a proprietary technology for producing deep head-hardened ("DHH") rail products as well as to provide certain production equipment to produce DHH rail. New CF&I received a cash payment of $16.8 million in connection with that transaction. In November 1995, the Company sold a 3 percent equity interest in New CF&I to two subsidiaries of the Nissho Iwai Group ("Nissho Iwai"), a large Japanese trading company. In connection with that sale, Nissho Iwai agreed to promote the international sale of certain steel products produced by the Company.

CAPITAL IMPROVEMENT PROGRAM

     As part of its strategy to invest in efficient and flexible manufacturing technologies, the Company has undertaken a $400 million (excluding capitalized interest) capital improvement program at its Pueblo and Portland Mills, of which the Company had expended approximately $295 million as of December 31, 1995. The purpose of this program is to (i) improve the steelmaking and casting capability at the Pueblo Mill, (ii) reduce the cost of producing rail, rod and bar products at the Pueblo Mill while improving product quality and expanding the specialty grades that can be manufactured there, (iii) reduce the cost and improve the yield of plate rolling and other finishing operations at the Portland Mill while increasing plate rolling capacity from 430,000 tons to 1.2 million tons annually and
(iv) reduce dependence on scrap steel.

          CAPITAL IMPROVEMENTS AT THE CF&I STEEL DIVISION. As part of its strategy in acquiring the CF&I Steel Division in March 1993, the Company anticipated making significant capital additions to the Pueblo Mill. The Company began a series of major capital improvements at the Pueblo Mill shortly after its acquisition in 1993 and, with the exception of the installation of the head hardened rail equipment, these improvements had been substantially completed by the end of the third quarter of 1995. The Company believes these improvements will increase yields, improve productivity and quality and expand the Company's ability to offer specialty rod and bar products. The primary components of the capital improvements at the Pueblo Mill are outlined below.

          STEELMAKING. The Company has installed a ladle refining furnace and a vacuum degassing facility and upgraded both continuous casters. By the end of the first quarter of 1995, ingot casting had been replaced with more efficient continuous casting methods, which allow the Company to cast directly into blooms. As a result, the Company estimates that it has expanded the steelmaking capacity at the Pueblo Mill to approximately 1.2 million tons of hot metal annually from approximately 900,000 tons of hot metal annually at the time of the acquisition.

          ROD AND BAR MILL. At the time of the acquisition of the CF&I Steel Division, the rod and bar mills at the Pueblo Mill were relatively old and located in separate facilities, which resulted in significant costs as the Company shifted production between them in response to market conditions. In the third quarter of 1995, the Company commenced operation of a new combination rod and bar mill, with a new reheat furnace and a high speed rod train, capable of pro-ducing commodity and specialty grades of rod and bar products. Depending on product mix, the new combined facility has a capacity of approximately 600,000 tons per year. These improvements should enable the Company to produce a wider range of high margin specialty products, such as high-carbon rod, merchant bar and other specialty bar products, and larger rod coil sizes, which the Company believes are preferred by many of its customers. Although the planned capital improvements at the Pueblo Mill are substantially complete, the Company experienced significant delays in bringing the new rod and bar mill technology and equipment up to production capacity. Although the Company believes these delays are typical of those encountered when commissioning major pieces of capital equipment and that the Pueblo Mill will be fully operational by mid-1996, the Company may continue to experience difficulties with this equipment that will adversely affect its production capability and results of operations beyond mid-1996.

          RAIL MANUFACTURING. At the time of the Company's acquisition of the Pueblo Mill, rails were produced by ingot casting using energy-intensive processes with significant yield losses as the ingots were reheated, reduced to blooms and then rolled into rails. Continuous casting has increased rail yields and decreased rail manufacturing costs. In 1996 the Company plans to enhance its existing 450,000 tons of annual railmaking capacity through the addition of equipment capable of producing in-line DHH rail. Rail produced using this technology is considered by many rail customers to be more durable and higher quality rail than that produced with existing techniques. As a result of these improvements, expected to be operational in the third quarter of 1996, the Company believes it will be able to provide a functionally superior, higher margin product.

          CAPITAL IMPROVEMENTS AT THE OREGON STEEL DIVISION. Capital improvements at the Oregon Steel Division consist primarily of the construction of the new Steckel combination rolling mill (the "Combination Mill").

          COMBINATION MILL. The Company is constructing the Combination Mill at its Portland Mill. The project includes installation of a new reheat furnace, a 4-high rolling mill with coiling furnaces capable of producing plate up to 136" wide, a vertical edging mill, a down coiler, on-line accelerated cooling, hot leveling and plate shearing equipment. Other planned additions include an extension of the rolling line and the installation of a fully automated hydraulic gauge control system designed to roll steel plate to exacting standards. These additions will enable the Company to roll coiled steel plate in lengths up to 2,100 feet and are expected to decrease end crop, side trim and crown loss. The Company estimates that upon completion annual steel plate rolling capacity of the Portland Mill will increase to approximately 1.2 million tons from approximately 430,000 tons.

          The Combination Mill is expected to begin operation in the second half of 1996 and to be fully operational by mid-1997. The Company believes the Combination Mill will be capable of producing wider steel plate than any similar mill in the world. The Company also believes the Combination Mill will increase its manufacturing flexibility and supply substantially all the Company's plate requirements for large diameter line pipe as well as coiled plate for applications such as the smaller diameter ERW pipe manufactured at the Camrose Pipe Mill. The Portland Mill currently produces discrete steel plate in dimensions up to 102" wide and 3/16" to 8" thick. Wider dimensions used for gas transmission pipe in diameters greater than 30", formerly rolled at the closed Fontana Plate Mill, are now purchased from other steel producers. The Combination Mill as currently planned would be capable of producing widths from 48" to 136" and in thicknesses from 3/16" to 8". In addition, the Combination Mill is being designed to produce both discrete steel plate and coiled plate in units up to approximately 40 tons, and to produce steel plate for all of the Company's commodity and specialty markets, including heat treated applications.

          RAW MATERIALS VENTURES. The Company is exploring the possibility of a project to process iron oxides into hot briquetted iron ("HBI"), as well as other reduction technologies such as fastmet, romelt and iron carbide. The Company has budgeted approximately $12 million through 1997 for joint ventures or other arrangements involving one or more of these processes and is considering several possible projects.

PRODUCTS

OVERVIEW

     The following table sets forth for the periods indicated the tonnage shipped and the Company's total shipments by product class.

                                               TONS SHIPPED
                                    ----------------------------------
        Product                        1995        1994        1993(1)
        -------                     ---------    ---------    --------
Oregon Steel Division:
   Commodity Plate.................   136,200      269,400     278,900
   Specialty Plate.................   159,700      154,700     157,300
   Large Diameter Pipe.............   223,000      356,300     248,600
   ERW Pipe........................    48,400       94,900      75,100
   Semifinished....................   196,200       45,400      18,400
                                    ---------    ---------   ---------
      Total Oregon Steel Division..   763,500      920,700     778,300
                                    ---------    ---------   ---------
CF&I Steel Division(1):
   Rail............................   240,700      250,500     186,200
   Rod, Bar and Wire...............   271,300      379,300     346,100
   Seamless Pipe...................   116,100      130,000      85,300
   Semifinished....................    12,100        5,800       7,100
                                    ---------    ---------   ---------
      Total CF&I Steel Division....   640,200      765,600     624,700
                                    ---------    ---------   ---------
      Total Company                 1,403,700    1,686,300   1,403,000
                                    =========    =========   =========
-----------
(1) Results for 1993 include the results of operations of the Pueblo Mill from the date of the CF&I acquisition on March 3, 1993.

OREGON STEEL DIVISION

     COMMODITY STEEL PLATE. The Company's commodity grade steel plate is produced at the Portland Mill. Historically, commodity steel plate products consisted of hot-rolled carbon plate varying in widths from 48" to 136" and in thicknesses from 3/16" to 3". As a result of the closure of the Fontana Plate Mill in the fourth quarter of 1994, the Company is and will only be able to produce steel plate up to 103" wide until the Combination Mill is completed and operational. Commodity steel plate is used in a variety of applications such as the manufacture of storage tanks, machinery parts, barges and ships.

     SPECIALTY STEEL PLATE. The Company's specialty grade steel plate is produced at the Portland Mill. Specialty steel plate products consist of hot-rolled carbon, heat-treated and alloy steel plate in a variety of widths and thicknesses. Specialty steel plate has superior strength and performance characteristics and is typically made to order for customers seeking varying properties of steel plate, including the plate's formability, hardness or abrasion resistance, impact resistance or toughness, strength and ability to be machined or welded. These variations are achieved by chemically altering the steel through the addition or removal of specific elements, by temperature control while rolling or by heat treating the plate.

     In 1994 the Company completed expansion of the heat treating production capacity at its Portland Mill by approximately 50 percent to 90,000 tons annually. The heat treating process of quenching and tempering improves the strength and hardness of steel plate. Quenched and tempered steel is used extensively in the mining industry, the manufacture of heavy transportation equipment and military armor. In early 1994 the Company installed at the Portland Mill a hot leveler which flattens the steel plate following heat treatment and ensures that the steel plate will retain its desired shape after cooling. These additions enable the Company to manufacture a superior grade of hardened plate product.

     LARGE DIAMETER STEEL PIPE. The Company manufactures large diameter, double submerged arc-welded ("DSAW") steel pipe at its Napa and Camrose Pipe Mills. Large diameter pipe is manufactured to demanding specifications and is produced in sizes ranging from 16" to 42" in outside diameter with wall thickness of up to 1 1/16" and in lengths of up to 80 feet. At the Napa Pipe Mill the Company also offers customers the option of surface processing the steel pipe, which can include internal and external coating and full body ultrasonic inspection. This process allows inspection of the ends, long seam welds and entire pipe body for all types of steelmaking and pipemaking imperfections and records the results for a permanent record. The Company's large diameter pipe is used primarily in pressurized underground or underwater oil and gas transmission pipelines where quality is critical.

     The Company's ability to produce high-quality large diameter pipe was enhanced by the installation of the vacuum degassing facility at the Portland Mill in 1993. The vacuum degassing process reduces the hydrogen content of the final product, which increases its resistance to hydrogen-induced cracking. The vacuum degassing facility enables the Company to produce some of the highest quality steel plate and line pipe steels and has been key to the Company's ability to produce large diameter steel pipe for the international pipe market. Following the closure of the Fontana Plate Mill in the fourth quarter of 1994, the Company has been required to purchase steel plate to produce steel pipe in diameters greater than 30". These purchases will continue until the Combination Mill is completed.

     ELECTRIC RESISTANCE WELDED PIPE. The Company produces smaller diameter ERW pipe at the Camrose Pipe Mill. ERW pipe is produced in sizes ranging from approximately 4" to 16" outside diameter. The pipe is manufactured using coiled steel rolled on a high frequency electric resistance weld mill. The principal customers for this product are oil and gas companies that use it for gathering lines to supply product to feed larger pipeline systems.

CF&I STEEL DIVISION

     RAIL. The Company produces conventional, premium and head-hardened rail at its Pueblo Mill. The Pueblo Mill is the sole manufacturer of rail west of the Mississippi River and one of only two rail manufacturers in the United States. Rails are manufactured in the five most popular rail weights (115 lb/yard through 136 lb/yard), in 39 and 80 foot lengths as well as quarter mile welded strings. The primary customers for the Pueblo Mill's rail are the major western railroads. Rail is also sold directly to rail contractors, transit districts and short-line railroads.

     As part of its capital improvement program, the Company anticipates improving its rail manufacturing facilities to include the production of in-line head-hardened and other premium rail. In-line head-hardened rail will be produced through proprietary finishing technologies not currently used by the Company for head-hardened rail production. The Company has licensed one such technology (known as deep head-hardened or DHH technology) from Nippon in connection with Nippon's investment in New CF&I. In 1995 the Company produced approximately 41,300 tons of head-hardened product using a more costly off-line process. Rail produced using the improved in-line technology is considered by many rail customers to be more durable and of higher quality than rail produced with existing off-line techniques.

     ROD PRODUCTS. The Company historically produced a narrow range of generally low-carbon rod products at the Pueblo Mill in diameters ranging primarily from 7/32" to 9/16". The Company's rod products were sold principally to wire drawers in the midwestern and western states. Typical end uses include a variety of construction and agricultural applications such as nails, bailing wire and chain link and woven wire fencing.

     The Company's new rod and bar mill has enabled the Company to increase its rod product offerings. With the old rod and bar mills, the Company was limited to a 1,100 pound coil size. With the new rod and bar mill, the Company is able to produce coils of up to 6,000 pounds. The improved steel quality and finishing capabilities allow the Company to manufacture rods up to 1" in diameter, and over time the Company expects to manufacture a variety of high-carbon rod products such as those used for spring wire, wire rope, tire bead and tire cord.

     BAR PRODUCTS. Historically, most of the bar products sold by the Company have been various grades of concrete reinforcing bar, ranging from 3/8" to 1-3/8" in diameter. With the new rod and bar mill, the Company expects to manufacture a broader assortment of higher margin bar products, including merchant quality bar for use in miscellaneous machinery and equipment and small structural uses and special quality bar for cold drawing, hand tools and other forged applications.

     WIRE PRODUCTS. The Company draws wire and produces various wire products at its Pueblo Mill. These are principally low carbon wires for uses such as fencing, bailing wire and wire nails.

     SEAMLESS PIPE. Seamless pipe produced at the Pueblo Mill consists of seamless casing, coupling stock and standard and line pipe. Seamless pipe casing is used as a structural retainer for the walls of oil or gas wells. Standard and line pipe are used to transport liquids and gasses both above and underground. The Company's seamless pipe mill is equipped to produce the most widely used sizes of seamless pipe (2-3/8" outside diameter through 10-3/4" outside diameter) in all standard lengths. The Company's production capability includes both carbon and high quality, high strength (heat treated) tubular products. The Company also sells semi-finished seamless pipe (known as "green tubes") for processing and finishing by others.

RAW MATERIALS

     The Company's principal raw material for the Portland and Pueblo Mills is ferrous scrap metal derived from, among other sources, junked automobiles, railroad cars and railroad track materials and demolition scrap from obsolete structures, containers and machines. In addition, HBI can substitute for a limited portion of the scrap used in minimill steel production, although the sources and availability of HBI are substantially more limited than those of scrap. The purchase prices for scrap and HBI are subject to market forces largely beyond the control of the Company including demand by domestic and foreign steel producers, freight costs, speculation by scrap brokers and other conditions. The cost of scrap and HBI to the Company can vary significantly, and the Company's product prices often cannot be adjusted, especially in the short-term, to recover the costs of increases in scrap and HBI prices.

     To reduce the effects of scrap price volatility and improve access to high quality raw materials, the Company is seeking to decrease its dependence on steel scrap as an input for the production process by utilizing HBI. The Company has successfully integrated HBI into the production process as a low residual scrap substitute. The Company typically purchases HBI on a contract basis (whereas scrap is typically purchased on the spot market), which limits the effects of price fluctuations experienced in the scrap market. To date, the Company has purchased substantially all of the HBI it has used from a single source, but it has no long-term contracts for material amounts of HBI, and there is no assurance that it will be able to obtain significant quantities of HBI in the future.

     In addition to HBI, the Company is exploring direct reduction technologies, such as fastmet, romelt and iron carbide. The Company may participate in one or more joint ventures for these processes and is considering several possible projects.

MARKETING AND CUSTOMERS

     Steel products are sold by the Company principally through its own sales organizations, which have sales offices at various locations in the United States and Canada and, as appropriate, through foreign sales agents. In addition to selling to customers who consume steel products directly, the Company also sells to steel service centers, distributors, processors and converters.


The sales force is organized both geographically and by product line. The Company has separate sales people for plate, DSAW and ERW pipe, and for OCTG, rod, bar, wire and rail products. As of December 31, 1995, the Company employed 30 direct sales people and 25 customer service representatives. Most of the Company's sales are initiated by contacts between sales representatives and customers. Accordingly, the Company does not incur substantial advertising or other promotional expenses for the sale of its products. In 1995, the Company did not derive more than 10 percent of its sales from any single customer. Except for contracts entered into from time to time to supply large diameter DSAW pipe to significant projects, the Company does not have any significant ongoing contracts with customers and orders placed with the Company generally are cancelable by the customer prior to production.

     The Company does not have a general policy permitting return of purchased steel products except for product defects. The Company does not routinely offer extended payment terms to its customers.

     The business is generally not subject to significant seasonal trends. The Company does not have material contracts with the United States Government and does not have any major supply contracts subject to renegotiation.

OREGON STEEL DIVISION

     Most of the customers for the Company's commodity steel plate are located in the western United States, primarily in the Pacific Northwest. The Company's commodity steel plate is typically sold to steel service centers, fabricators and equipment manufacturers. Service centers typically resell to other users with or without additional processing such as cutting to a specific shape. Frequent end uses of commodity grade steel plate include the manufacture of rail cars, storage tanks, machinery parts, bridges, barges and ships.

     Customers for specialty steel are located throughout the United States, but the Company is most competitive west of the Mississippi River, where transportation costs are less of a factor. Typical customers include steel service centers and equipment manufacturers. Typical uses include pressure vessels, construction and mining equipment, machine parts and military armor.

     Large diameter steel pipe is marketed on a global basis, and sales generally consist of a small number of large orders from natural gas pipeline companies, public utilities and oil and gas producing companies. In 1993 the Company began to market large diameter pipe internationally.

     The Company believes that the quality of its pipe enables it to compete effectively in this market. Domestically, the Company is most competitive in the steel pipe market west of the Mississippi River. The Camrose Pipe Mill is most competitive in western Canada. Sales of large diameter pipe generally involve the Company responding to requests to submit bids.

     The principal customers for ERW pipe produced at the Camrose Pipe Mill are in the provinces of Alberta and British Columbia, where most of Canada's natural gas and oil reserves are located. The Company believes its proximity to these gas fields decreases transportation costs and gives the Company a competitive advantage. Demand for ERW pipe produced at the Camrose Pipe Mill is largely dependent on the level of exploration and drilling activity in the gas fields of western Canada.

CF&I STEEL DIVISION

     The primary customers for the Pueblo Mill's rail are the major western railroads. Rail is also sold directly to rail distributors, transit districts and short-line railroads. The Company believes its proximity to western rail markets benefits the Company's marketing efforts.

     Seamless pipe is sold primarily through distributors to a large number of oil exploration and production companies. Sales of standard and line pipe are made both through distributors and directly to oil and gas transmission and production companies. The market for the Company's seamless pipe is primarily domestic and is focused in the western and southwestern United States. The demand for this product is determined in large part by the number and drilling depths of the oil and gas drilling rigs working in the United States.

     During 1995 the Company sold its bar products (primarily reinforcing bar) to fabricators and distributors. The majority of these customers are regional, located within Colorado. Incremental costs for transportation limit the Company's ability to ship the product out of the region and surrounding states. Some merchant and special bar quality product was also shipped during 1995, as the new rod and bar facility has provided the ability to provide certain new products.

     The Company's wire rod products are sold primarily to wire drawers ranging in location from the Midwest to the West Coast. The demand for wire rod is dependent upon a wide variety of markets, including agricultural, construction and the durable goods segments. The Company entered the high carbon rod market during 1995 as a direct result of the investment in the new rolling facility.

     Sales of wire products are made to a large number and wide variety of customers in the western United States. The customers are primarily in the distribution of agricultural and construction products.

COMPETITION AND OTHER MARKET FACTORS

     The steel industry is cyclical in nature, and the domestic steel industry has been adversely affected in recent years by high levels of steel imports, worldwide production overcapacity and other factors. The Company also is subject to industry trends and conditions, such as the presence or absence of sustained economic growth and construction activity, currency exchange rates and other factors. The Company is particularly sensitive to trends in the oil and gas, gas transmission, construction, capital equipment, rail transportation, agriculture and durable goods segments, because these industries are significant markets for the Company's products. Further, the Company has seen substantial shrinkage in the domestic large diameter pipe market in recent years which adversely affected the Company's average price per ton of steel shipped and results of operations beginning in 1993.

     Competition within the steel industry is intense. The Company competes primarily on the basis of product quality, price and responsiveness to customer needs. Many of the Company's competitors are larger and have substantially greater capital resources, more modern technology and lower labor and raw material costs than the Company. In addition, several new or upgraded minimills are expected to commence production of rod and bar products in the near future. The Company expects increased competition as these competitors commence and increase production. Moreover, U.S. steel producers have historically faced significant competition from foreign producers, although the weakness of the U.S. dollar relative to certain foreign currencies has dampened this competition in the United States in recent years. The highly competitive nature of the industry, combined with excess production capacity in some products, may in the future exert downward pressure on prices for certain of the Company's products. There is no assurance that the Company will be able to compete effectively in the future.

OREGON STEEL DIVISION

     The principal domestic competitor in the commodity steel plate market is Geneva Steel, which is the only integrated steel producer west of the Mississippi. Geneva Steel has made significant investments to increase its capacity with specific focus on the commodity plate market throughout the entire United States. Other North American competitors include IPSCO, which is currently operating a steckel mill in Regina, Saskatchewan, while constructing a greenfield steckel mill operation in Iowa; Bethlehem Steel, Burns Harbor, Indiana; and to a limited degree several other U.S. producers. Principal competitors in the market for specialty steel plate include Lukens Steel, US Steel Corporation and Algoma Steel Inc.

     The commodity steel plate market has continued to face foreign competition from Korea, Brazil, Canada, China and former Soviet countries. Foreign competition also exists for the specialty grades with imports from Sweden, European Economic community, Brazil, Canada and former Soviet countries. Significant imports through Texas and California, both in commodity and specialty products have and continue to impact on the Company's participation in the western plate market.

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

     The competition in the market for ERW pipe is based on price, product quality and responsiveness to customers. The need for this product has a direct correlation to the drilling rig count in the United States and Canada. Principal competitors in the ERW product in western Canada are IPSCO located in Regina, Saskatchewan and Prudential Steel Ltd. located in Calgary, Alberta.

CF&I STEEL DIVISION

     The majority of current rail requirements in the United States revolves around replacement rail for existing rail lines. Imports have been a significant factor in the domestic premium rail market in recent years. The Company's capital expenditure program at CF&I provided the rail production facilities with continuous cast steel capability and, when completed in mid-1996, are expected to provide in-line head hardening rail capabilities necessary to compete with other producers. Pennsylvania Steel Technologies is the only other domestic rail producer.

     The Company's primary competitors in OCTG include a number of domestic and foreign manufacturers. The Company has the flexibility to produce relatively small volumes of specified products on short notice in response to customer requirements. Principal domestic competitors include U.S. Steel Corporation, Lone Star Steel and North Star Steel.

     The competition in bar products include a group of minimills that have a geographical location close to the intermountain market.

     The Company's market for wire rod is considered to encompass the Western United States. Domestic rod competitors include Georgetown/GST, North Star Steel, Keystone Steel and Wire and Northwestern Steel & Wire. In addition, several new or upgraded minimills are expected to commence production of rod and bar products during 1996. The Company's market for wire products is considered to be west of the Mississippi River. The Company's wire facilities are mainly suited to products for the agricultural and construction markets. Domestic wire competitors include Keystone Steel and Wire, Northwestern Steel and Wire, Davis Wire and Tree Island Steel.

ENVIRONMENTAL MATTERS

     The Company is subject to federal, state and local environmental laws and regulations concerning, among other things, wastewater, air emissions, toxic use reduction and hazardous materials disposal. The Portland and Pueblo Mills are classified in the same manner as other similar steel mills in the industry as generating hazardous waste materials because the melting operation produces dust that contains heavy metals ("EAF" dust). This dust, which constitutes the largest waste stream generated at these facilities, must be managed in accordance with applicable laws and regulations.

     PORTLAND MILL. In 1993 the Environmental Protection Agency ("EPA") concluded a site assessment of the Portland Mill. The review ranked the facility as a medium/low corrective action priority for identified solid waste management units ("SWMUs") The Company has remediated the medium priority SWMUs and is evaluating action, if any, necessary with respect to the low priority SWMUs.

     FONTANA PLATE MILL. The property and building at which the Fontana Plate Mill is located were leased to the Company. The Fontana Plate Mill was formerly part of a larger integrated steel plant (the "Mill") operated by California Steel, Inc. ("CSI") on property (the "Mill Property") surrounding the Fontana Plate Mill. The Company operated the Fontana Plate Mill from December 1989 to March 1995 and generated hazardous substances under California's regulations which were disposed of in compliance with applicable law. The Company closed the Fontana Plate Mill and has reached a lease termination agreement. Prior to the use of the Mill Property by the Company, the prior owner generated by-products that are now defined as hazardous by federal and California regulations. The owner of the mill property has agreed to indemnify the Company for damages, including the costs for remediation, suffered by the Company as the result of, or in connection with, toxic or hazardous substances at the Fontana Plate Mill site, subject to receipt of a written approval from the County Health Department of satisfactory performance of site cleanup activities. Hazardous substances have been detected in the soil and groundwater at a number of specific areas within the Mill Property on the basis of inspections done by the prior owner and by the EPA. The testing program carried out by the prior owner and the EPA at the Mill Property did not include sampling at the Fontana Plate Mill site. The Company conducted only limited testing at the Fontana Plate Mill site, and there is no assurance that the levels of hazardous substances in the subsurface soils and groundwater at the Fontana Plate Mill are within permissible limits.

     NAPA PIPE MILL. The Company acquired the Napa Pipe Mill in 1987. The prior owner of the mill disposed of certain waste materials, including spent sandblast materials, mill scale and welding flux, on-site. As a result of these matters and other actions prior to the acquisition, certain metals were released into the ground and certain petroleum based compounds have seeped into the ground and groundwater at the Napa Pipe Mill. The prior owner of the mill entered into a stipulated judgment with the County of Napa which required a site investigation of the Napa Pipe Mill and remediation (to the satisfaction of local, regional and state environmental authorities) of soil and groundwater contamination associated with activities conducted at the site prior to its acquisition by the Company. As a result of the acquisition of the Napa Pipe Mill, the Company agreed to comply with the terms and requirements of the stipulated judgment. Proposed plans for investigating and remediating the soil and water conditions at the Napa Pipe Mill were submitted to local, regional and state environmental authorities in 1988. The Company is continuing to negotiate certain terms of the remediation plans with these environmental authorities. In addition to local, regional and state environmental authorities, the EPA conducted an investigation of the Napa Pipe Mill and took soil and water samples at the site. The Company's proposed plans for investigating the soil and water conditions at the Napa Pipe Mill were furnished to the EPA in 1988. While awaiting possible further response from the EPA, the Company is proceeding with its remediation plans as described above. In 1992 the State of California Environmental Protection Agency, Department of Toxic Substances Control completed a site screening and recommended a low priority preliminary endangerment assessment for the Napa Pipe Mill. The total cost of the remedial action that may be required to correct existing environmental problems at the Napa Pipe Mill, including remediation of contaminants in the soil and groundwater, depends on the eventual requirements of the relevant regulatory authorities. As of December 31, 1995, the Company had expended $6.8 million for remediation and had accrued reserves of $2.7 million to cover future costs arising from environmental issues relating to the site.

     CAMROSE PIPE MILL. A preliminary assessment of the property at the Camrose Pipe Mill indicates the presence of limited subsurface petroleum contamination as a result of previous operations. The assessment also identifies the potential for waste waters to have impacted the site. A voluntary assessment of the potential sources of the subsurface petroleum contamination was conducted in 1992. In 1995 the Company determined that some of the contamination was due to on-site processes and took action necessary to prevent further contamination of the site. The Company will assess other operations to determine their potential for causing future contamination of the site.

     PUEBLO MILL. At December 31, 1995 the Company had accrued a reserve of $35.4 million for environmental remediation at the Pueblo Mill. This reserve is based upon a range of estimated remediation costs of $23.1 million to $43.6 million. The Company's estimate of this environmental reserve was based on two remediation investigations conducted by independent environmental engineering consultants. The reserve includes costs for Resource Conservation and Recovery Act facility investigation, corrective measures study, remedial action and operation and maintenance of the remedial actions taken. The State of Colorado has issued public notice for the post-closure permit of two historic hazardous waste units at the Pueblo Mill. As part of the post-closure permit requirements, CF&I must begin a corrective action program for the 82 solid waste management units at the facility. In October 1995, CF&I and the State of Colorado Department of Public Health and Environment finalized a post-closure permit, which contains a prioritized schedule of corrective actions to be completed and substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado has indicated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. The Company believes the reserve is adequate to cover the remediation costs.

     The Clean Air Act Amendments of 1990 imposed new responsibilities on many industrial sources of air emissions, including plants owned by the Company. The Company cannot determine the exact financial impact of the new law because Congress is continuing to modify it. The impact will depend on a number of site-specific factors, including the quality of the air in the geographical area in which a plant is located, rules to be adopted by each state to implement the law and future EPA rules specifying the content of state implementation plans. The Company anticipates that it will be required to make additional expenditures, and will be required to pay higher fees to gov-ernmental agencies, as a result of the new law and future laws regulating air emissions. In addition, the monitoring and reporting requirements of the new law have subjected and will subject all air emissions to increased regulatory scrutiny. The Company submitted applications for permits under Title V of the Clean Air Act for the Portland and Pueblo Mills in 1995. The Company has budgeted capital expenditures to comply with Title V requirements in the amount of $7.5 million over a three-year period beginning in 1996.

     The Company's future expenditures for installation of and improvements to environmental control facilities, remediation of environmental conditions existing at its properties and other similar matters are difficult to predict accurately. Environmental legislation and regulations and related administrative policies have changed rapidly in recent years. It is likely that the Company will be subject to increasingly stringent environmental standards in the future (including those under the Clean Air Act Amendments of 1990, the Clean Water Act Amendments of 1990 stormwater permit program and toxic use reduction programs) and will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. Furthermore, although the Company has established certain reserves for environmental remediation as described above, there is no assurance regarding the cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts reserved. There is no assurance that expenditures or proceedings of the nature described above, or other expenditures or liabilities resulting from hazardous substances located on the Company's property or used or generated in the conduct of its business, or resulting from circumstances, actions, proceedings or claims relating to environmental matters, will not have a material adverse effect on the Company.

EMPLOYEES

     As of December 31, 1995, the Company had 2,640 full time employees. The Company's employees at the Portland Mill, Napa Pipe Mill and corporate headquarters are not represented by a union. At the Pueblo Mill, approximately 1,370 employees work under collective bargaining agreements with several unions, principally the United Steelworkers of America ("USWA"). The USWA contract was negotiated in March 1993 and will expire in September 1997. The contract provides for scheduled annual cost of living pay increases during the life of the contract. Approximately 80 employees of the Camrose Pipe Mill are members of the Canadian Autoworkers Union. A contract for these employees was renegotiated in January 1994 and expires on January 31, 1997. The Company believes it has a good relationship with its employees.

     The domestic employees of the Oregon Steel Division participate in the ESOP. As of December 31, 1995 the ESOP owned approximately 12 percent of the Company's common stock. Common stock is contributed to the ESOP, as decided annually by the Board of Directors. The Company also has a profit participation plan for its domestic employees of both the Oregon Steel Division and the CF&I Steel Division which permits eligible employees to share in the pre-tax profits of their division unit.

ITEM 2. PROPERTIES

OREGON STEEL DIVISION

     The Portland Mill is located on approximately 147 acres owned by the Company in the Rivergate Industrial Park in Portland, Oregon, near the confluence of the Columbia and Willamette rivers. The operating facilities principally consist of one electric arc furnace, ladle metallurgy stations, vacuum degasser, slab casting equipment and a plate rolling mill. The Company's 24,500 square foot office building and its steel mill facilities occupy approximately 84 acres of the site. The remaining 63 acres consist of two waterfront sites totaling 59 acres and a four acre site. The adjacent water channel accommodates ocean-going vessels. The Company's heat treating facilities are located near its principal facilities on a five acre site owned by the Company. In addition, the Company owns 74 acres of industrial property nearby, of which 44 acres are leased.

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

     Camrose Pipe Company ("Camrose") owns approximately 67 acres in Camrose, Alberta, Canada. The large diameter pipe mill occupies approximately 4 acres and the ERW pipe mill occupies approximately 3 acres of the site. In addition, there is a 3,600 square foot office building on the site. The sales staff is located in Calgary, Alberta in leased space. The assets of Camrose, including all property, plant and equipment are collateral for the Camrose $18 million (Canadian dollars) revolving credit facility (see Note 8 to the Consolidated Financial Statements).

CF&I STEEL DIVISION

     The Pueblo Mill is located in Pueblo, Colorado on approximately 570 acres. The operating facilities principally consist of two electric arc furnaces for production of all raw steel, a ladle refining furnace and vacuum degassing system, two 6-strand continuous round casters for producing semfinished steel, and four finishing mills for conversion of semi-finished steel to a finished steel product. These finishing mills consist of a rail mill, seamless tube mill, a rod and bar mill and a wire mill.

     At December 31, 1995, the Company had the following nominal capacities which are affected by product mix:

                                                           PRODUCTION
                                          CAPACITY            1995
                                           (TONS)            (TONS)
                                          ---------       ------------
Portland Mill:      Melting.............    840,000          697,100
                    Finishing...........    430,000          415,500
Napa Pipe Mill:     Steel Pipe..........    350,000          189,500
Camrose Pipe Mill:  Steel Pipe..........    325,000           67,400
Pueblo Mill:        Melting.............  1,200,000          908,400
                    Finishing Mills.....  1,200,000          781,000

ITEM 3. LEGAL PROCEEDINGS

     In July 1995 the Oregon Occupational Safety and Health Division ("Oregon OSHA") cited the Company $1.4 million in penalties for alleged violations of Oregon occupational safety and health rules. Of the 18 individual citations, 10 were alleged by Oregon OSHA to be willful.

     Oregon OSHA claims that a Material Safety Data Sheet ("MSDS") that the Company had prepared for its glass frit product produced at the Portland Mill was incomplete in its description of certain metals present in the product. Oregon OSHA also alleges that certain aspects of the glass plant's lead and cadmium protection programs were not in complete compliance with applicable OSHA regulations. The Company has conducted its own investigation of all the alleged violations and believes no willful violation of the OSHA rules occurred. Oregon OSHA has pointed out some areas where the Company has not been in complete technical compliance with certain administrative and recordkeeping rules, and the Company believes it has promptly corrected those issues. Although the Company has appealed the citation and believes the final outcome will not have a material adverse effect on the Company, the Company's appeal may be unsuccessful and it may be required to pay all or a material portion of the penalties.

     The Company is also party to other various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

     The Company maintains insurance against various risks, including certain types of product liability. The Company does not maintain insurance against liability arising out of waste disposal, other environmental matters or earthquake damage because of the high cost of such insurance. There is no assurance that insurance currently carried by the Company, including products liability insurance, will be available in the future at reasonable rates or at all.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were voted upon during the fourth quarter of 1995.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

     Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders.

     The name of each executive officer of the Company, his age as of February 1, 1996 and position(s) and office(s) and all other positions and offices held by each executive officer are as follows:

                                                         ASSUMED
                                                         PRESENT
                                                         EXECUTIVE
NAME                   AGE   POSITIONS                   POSITION
----                   ---   ---------                   ---------
Thomas B. Boklund       56   Chairman of the             July 1985
                               Board of Directors
                               Chief Executive
                               Officer and President

L. Ray Adams            45   Vice President of Finance   March 1991
                               and Chief Financial
                               Officer

Christopher D. Cassard  42   Corporate Controller        February 1996

Joe E. Corvin           51   Senior Vice President of    April 1994
                               Manufacturing
                               and Chief Operating
                               Officer

Edward J. Hepp, Jr.     50   Senior Vice President of    January 1995
                               Commercial

Richard J. Kasten       51   Vice President Market       February 1992
                               Development and
                               Technical Support

LaNelle F. Lee          58   Secretary                   April 1994

Jack C. Longbine        49   Vice President of Employee  February 1992
                               Resources

Robert R. Mausshardt    63   Vice President of           March 1984
                               Marketing, Tubular
                               Products

Steven M. Rowan         50   Vice President of           February 1992
                               Materials and
                               Transportation

Jeff S. Stewart         34   Treasurer                   February 1996

     Each of the executive officers named above has been employed by the Company in an executive or managerial role for at least five years, except Edward J. Hepp, Jr. and Christopher D. Cassard. Mr. Hepp joined the Company in September of 1991 and until January 1995 served as Vice President of Commercial. In January 1995 he was elected Senior Vice President of Commercial. From 1972 until 1991 he was with Lukens Steel Company where his last position was Manager of Product Sales. Mr. Cassard joined the Company in August of 1992 and until January 1996 served as Treasurer. In February 1996, he was elected Corporate Controller. From 1990 to 1992 he was a consultant on various finance projects for privately-held companies and from 1989 to 1990 was Chief Financial Officer for Columbia Vista Corporation.

                                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange. At December 31, 1995, the number of common stockholders of record was 846. Information on quarterly dividends and common stock prices is shown on page 21 and incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
                                                                   YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------------------------
                                                1995            1994           1993          1992           1991
                                            -----------      ---------      ----------    ----------      ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA AMOUNTS)
INCOME STATEMENT DATA:
Sales...................................... $  710,971     $  838,268       $  679,823      $397,722      $489,357
Cost of Sales..............................    638,413        761,335          608,236       316,455       386,517
Provision for rolling mill closures........          -         22,134                -             -             -
Selling, general and administrative
  expenses.................................     43,121         50,052           41,447        29,785        28,910
Profit participation and ESOP
  contribution.............................      5,418          3,074            5,280        14,011        19,286
                                            ----------     ----------       ----------      --------      --------
  Operating income.........................     24,019          1,673           24,860        37,471        54,644
Other income (expense), net................     (8,685)        (1,579)          (3,421)          955         1,591
Settlement of litigation...................          -              -            2,750        (5,040)            -
Minority interests (2).....................        862         (3,373)          (1,996)        1,097             -
Income tax benefit (expense)...............     (3,762)         2,941           (7,388)      (14,506)      (20,770)
                                            ----------     ----------       ----------      --------      --------
  Net income (loss)(2)..................... $   12,434     $     (338)      $   14,805      $ 19,977      $ 35,465
                                            ==========     ==========       ==========      ========      ========
COMMON STOCK INFORMATION:
Net income (loss) per share (2)............       $.62          $(.02)            $.75         $1.04         $1.89
Cash dividends declared per share..........       $.56           $.56             $.56          $.56          $.50
Weighted average common shares and
  common equivalents outstanding...........     20,016         19,973           19,822        19,183        18,735
BALANCE SHEET DATA:
Working capital............................ $  115,453     $  141,480       $  139,461      $ 99,444      $122,780
Total assets...............................    805,266        665,733          549,670       354,252       323,529
Current liabilities........................    121,327        117,986          116,322        55,522        43,298
Long-term debt.............................    312,679        187,935           76,487             -         3,417
Total stockholders' equity (2).............    266,790        263,477          275,242       257,515       245,006
OTHER DATA:
Depreciation and amortization.............. $   24,964     $   22,012       $   21,375      $ 16,253      $ 12,441
Capital expenditures....................... $  176,885     $  128,237       $   40,905      $ 34,281      $ 38,481
Total tonnage sold:
  Oregon Steel Division:
    Plate products.........................    295,900        424,100          436,200       379,700       344,100
    Pipe products..........................    271,400        451,200          323,700       285,600       418,600
    Semifinished products..................    196,200         45,400           18,400             -             -
                                            ----------     ----------       ----------      --------      --------
                                               763,500        920,700          778,300       665,300       762,700
  CF&I Steel Division......................    640,200        765,600          624,700             -             -
                                            ----------     ----------       ----------      --------      --------
                                             1,403,700      1,686,300        1,403,000       665,300       762,700
                                            ==========     ==========       ==========      ========      ========
Operating margin (1).......................       3.4%           2.8%             3.7%          9.4%         11.2%
Operating income per ton sold (1)..........        $17            $14              $18           $56           $72

--------------
(1)  Excluding provision for rolling mill closures in 1994.
(2)  The 1994 amounts have been restated to reflect proceeds from a subsidiary's issuance of stock as minority interest.  See Note 3 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentages of sales represented by selected income statement items and information regarding selected balance sheet data:
                                                                     YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1995           1994         1993
                                                              -------         -------      -------
INCOME STATEMENT DATA:
  Sales.....................................................   100.0%         100.0%       100.0%
  Cost of sales.............................................    89.8            90.8         89.4
  Provision for rolling mill closures.......................       -             2.6            -
  Selling, general and administrative expenses..............     6.1             6.0          6.1
  ESOP and profit participation contribution................      .7              .4           .8
                                                              ------          ------       ------
    Operating income........................................     3.4              .2          3.7
  Interest and dividend income..............................      .1              .2           .1
  Interest expense..........................................    (1.5)            (.5)         (.6)
  Other income, net.........................................      .2              .1            -
  Settlement of litigation..................................       -               -           .4
  Minority interests........................................      .1             (.4)         (.3)
                                                              ------          ------       ------
    Pretax income (loss) (1)................................     2.3             (.4)         3.3
  Income tax benefit (expense)..............................     (.5)             .4         (1.1)
                                                              ------          ------       ------
    Net income (loss) (1)...................................     1.8%             .0%         2.2%
                                                              ======          ======       ======

BALANCE SHEET DATA (AT DECEMBER 31):
  Current ratio.............................................   2.0:1           2.2:1        2.2:1
  Long-term debt as a percent of capitalization (1).........    54.0%           41.6%        21.7%
  Net book value per share (1)..............................  $13.74          $13.60       $14.23

     The following table sets forth by division, for the periods indicated, tonnage sold, revenues and average selling price per ton:
                                                                    YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                               1995            1994         1993
                                                            ---------       ---------    ----------
TOTAL TONNAGE SOLD:
  Oregon Steel Division
    Plate products.........................................   295,900         424,100       436,200
    Pipe products..........................................   271,400         451,200       323,700
    Semifinished products..................................   196,200          45,400        18,400
                                                            ---------       ---------     ---------
                                                              763,500         920,700       778,300
  CF&I Steel Division......................................   640,200         765,600       624,700
                                                            ---------       ---------     ---------
    Total.................................................. 1,403,700       1,686,300     1,403,000
                                                            =========       =========     =========
REVENUES (IN THOUSANDS):
  Oregon Steel Division....................................  $407,968        $498,794      $415,165
  CF&I Steel Division......................................   303,003         339,474       264,658
                                                             --------        --------      --------
    Total..................................................  $710,971        $838,268      $679,823
                                                             ========        ========      ========
AVERAGE SELLING PRICE PER TON:
  Oregon Steel Division....................................      $534            $542          $533
  CF&I Steel Division......................................      $467(2)         $443          $424
    Company Average........................................      $504(2)         $497          $485

------------
(1) The 1994 amounts have been restated to reflect proceeds from a subsidiary's issuance of stock as minority interest.  See Note 3 to the Consolidated Financial Statements.
(2) Excludes insurance proceeds of approximately $4 million received in the second quarter of 1995 as reimbursement of lost profits resulting from lost production and start-up delays at the Pueblo Mill caused by an explosion that occurred during the third quarter of 1994.



                                                       15

     The Company's long range strategic plan emphasizes providing stability for its operations through expanding its product offerings to minimize the impact of individual product cycles on the Company's overall performance and by entering into long-term strategic alliances. In pursuing these goals, the Company has sought alternatives to its recent reliance in 1991 and 1992 on the domestic market for large diameter pipe, the demand for which has declined significantly from levels experienced in those years.

     In an effort to decrease the Company's reliance on the domestic large diameter pipe market and provide additional end use for its steel plate, the Company acquired a 60 percent interest in the Camrose Pipe Mill in June 1992 from Stelco, a large Canadian steel producer, which owns the remaining 40% interest in the Camrose Pipe Mill. The Camrose Pipe Mill has two pipe manufacturing mills. One is a large diameter pipe mill similar to that of the Napa Pipe Mill and the other is an ERW pipe mill which produces steel pipe used in the oil and gas industry for drilling and distribution. The combined capacity of the two mills is approximately 325,000 tons per year depending on product mix. In 1993, 1994 and 1995 the Camrose Pipe Mill shipped 155,400, 172,800 and 79,400 tons, respectively, of steel pipe and generated revenues of $92.6 million, $110.0 million and $55.1 million, respectively. During those years Stelco was a major supplier of steel plate and coil for the Camrose Pipe Mill. Under the acquisition agreement for the mill, either the Company or Stelco may initiate a buy-sell procedure pursuant to which the initiating party establishes a price for the Camrose Pipe Mill and the other party must either sell its interest to the initiating party at that price or purchase the initiating party's interest at that price, at any time after March 31, 1997. The purchase price for the Camrose Pipe Mill included the obligation to pay additional amounts over a five-year period beginning in 1993 based on the financial performance of the mill. Although Camrose made payments pursuant to this earn-out provision for 1993 and 1994, no such payments will be made for 1995.

     To expand the Company's steel product lines and enter new geographic areas, CF&I purchased the Pueblo Mill and related assets in March 1993. The Pueblo Mill has melting and finishing capacity of approximately 1.2 million tons per year. In 1994 and 1995 the Pueblo Mill shipped 765,600 and 640,200 tons, respectively, and generated revenues of $339.5 million and $303.0 million, respectively. In August 1994 New CF&I sold a 10 percent equity interest in New CF&I to a subsidiary of Nippon Steel Corporation ("Nippon"). In connection with that sale, Nippon agreed to license to the Company its proprietary technology for producing DHH rail under a separate equipment supply agreement. In November 1995 the Company sold a 3 percent equity interest in New CF&I to two subsidiaries of the Nissho Iwai Group ("Nissho Iwai"), a large Japanese trading company. In connection with that sale, Nissho Iwai agreed to promote the international sale of certain steel products produced by the Company. In connection with those sales, the Company and New CF&I entered into a stockholder's agreement with Nippon and Nissho Iwai pursuant to which Nippon and Nissho Iwai were granted a right to sell all, but not less than all, of their equity interest back to New CF&I at the then fair market value in certain circumstances. Those circumstances include, among other things, a change of control, as defined, certain changes involving the composition of the board of directors of New CF&I, and the occurrence of certain other events (which are within the control of the Company) involving CF&I or its operations. The Company also agreed not to transfer voting control of New CF&I to a non-affiliate except in circumstances where Nippon and Nissho Iwai are offered the opportunity to sell their interest in New CF&I to the transferee at the same per share price obtained by the Company. The Company also retained a right of first refusal in the event that Nippon and Nissho Iwai desire to transfer their interest in New CF&I to a non-affiliate.

COMPARISON OF 1995 TO 1994

     SALES. Sales in 1995 of $711.0 million declined 15.2 percent from sales of $838.3 million in 1994. For 1995 sales included proceeds from an insurance settlement of approximately $4.0 million as reimbursement of lost profits resulting from lost production and start-up delays at the Pueblo Mill caused by an explosion that occurred in the third quarter of 1994. Shipments decreased 16.8 percent to 1.4 million tons in 1995 from 1.7 million tons in 1994. Selling prices in 1995 averaged $504 per ton versus $497 per ton in 1994. Of the $127.3 million sales decrease, $140.5 million was the result of volume decreases, offset in part by $9.2 million from higher average selling prices and approximately $4.0 million from the proceeds of the insurance settlement.

     The decrease in sales and shipments was primarily the result of reduced plate and welded pipe product shipments by the Oregon Steel Division and reduced rod and bar shipments by the CF&I Steel Division, offset in part by increased semi-finished product sales by the Oregon Steel Division. Plate shipments declined primarily due to the closure of the Fontana Plate Mill in the first quarter of 1995, which reduced the Company's plate rolling capacity by approximately 50 percent. During 1995 the Fontana Plate Mill shipped approximately 19,000 tons of plate versus 309,000 tons in 1994, of which 168,000 tons were converted into pipe at the Napa Pipe Mill. Shipments of welded pipe products declined due to the completion of a large international order that was produced in 1994 and adverse market conditions in Canada. Rod and bar shipments by the CF&I Steel Division were negatively impacted by difficulties relating to the start-up of the new combination rod and bar mill which resulted in production delays and reduced production. In addition, rod and bar costs of sales, net of sales were capitalized through July 31, 1995. Thus the Company's income statement for 1995 did not reflect $26.0 million from the sale of 78,700 tons of rod and bar mill products, nor did it reflect $26.7 million for the cost of those sales. The Company began recognizing all revenues and costs associated with the new rod and bar mill in its income statement beginning in August 1995.

     GROSS PROFIT. Gross profit as a percentage of sales for 1995 was
10.2 percent compared to 9.2 percent for 1994. Gross profit margins were positively impacted by higher selling prices for most of the Company's products, offset by a 7.5 percent increase in the cost of scrap and other metallics. Gross profit margin, as in 1994, continued to be negatively affected by high costs and lower volumes relating to the completion and start-up of a portion of the equipment upgrades which are part of the capital improvement program at the Pueblo Mill. Gross profits for 1995 were positively impacted compared to 1994 due to approximately $4.0 million received from the Company's business interruption insurance carrier in the second quarter of 1995 for reimbursements of lost profits at the CF&I Steel Division.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 1995 decreased $6.9 million or 13.8 percent compared with 1994 but increased as a percentage of sales from
6.0 percent in 1994 to 6.1 percent in 1995. The dollar amount decrease is primarily due to reduced shipping expenses by the Oregon Steel Division as a result of the closure of the Fontana Plate Mill in the first quarter of 1995 and reduced shipping volume from the Napa and Camrose Pipe Mills.

     CONTRIBUTION TO ESOP AND PROFIT PARTICIPATION. There was no contribution made to the ESOP in 1995, compared to a contribution of $738,000 in 1994. Profit participation plan expense was $5.4 million for 1995 compared to $2.3 million for 1994. The increase in 1995 profit participation reflects the increased profitability over 1994 of certain segments of the Oregon Steel Division.

     INTEREST AND DIVIDEND INCOME. Interest and dividend income on investments was $600,000 in 1995 compared to $1.6 million in 1994. This decrease was primarily due to interest of $1.1 million earned on property tax refunds received in 1994 that did not reoccur in 1995.

     INTEREST EXPENSE. Total interest cost for 1995 was $22.5 million, an increase of $11.2 million compared to 1994. This increase was primarily related to interest on debt incurred to fund the capital improvement program at the Oregon Steel and CF&I Steel Divisions. Of the $22.5 million of interest cost in 1995, $12.2 million was capitalized as part of construction in progress.

     INCOME TAX EXPENSE. The Company's effective tax rate for state and federal taxes was 23.2 percent in 1995 compared to a benefit of
89.7 percent in 1994. The effective income tax rate for both periods varied from the combined state and federal statutory rate due to earned state tax credits and deductible dividends paid on stock held by the ESOP and paid to ESOP participants. In 1995 a net tax benefit of $2.5 million was recognized related to enterprise zone credits for eligible completed capital projects at the Pueblo Mill. In 1994 a tax provision was recognized for foreign taxes in excess of the federal statutory rates.

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

     The increase in sales and shipments was primarily due to the inclusion of a full year's operation of the CF&I Steel Division which was acquired on March 3, 1993. Increased shipments of pipe from the Napa Pipe Mill (278,400 tons in 1994 versus 168,300 tons in 1993) and the Camrose Pipe Mill (172,800 tons in 1994 versus 155,400 tons in 1993) also contributed to the increase in shipments. The Company realized price increases on substantially all products except large diameter pipe shipped from the Napa Pipe Mill, the average price of which declined in 1994 by approximately 20 percent.

     GROSS PROFIT. Gross profit as a percentage of sales for 1994 was
9.2 percent compared to 10.6 percent for 1993. Gross profit margins were negatively impacted by significantly lower selling prices for large diameter pipe shipped from the Napa Pipe Mill and the associated higher costs of producing a higher quality grade of steel slab at the Portland Mill for producing low carbon pipe grades for international shipments. Gross profit margins were also negatively affected by costs and lower volumes relating to the completion and start-up of a portion of the equipment upgrades which are part of the capital improvement program at the Pueblo Mill. Gross profits for 1994 were positively impacted due to a $4.6 million property tax refund related to overassessments in prior years of the Portland and Pueblo Mills, which reduced 1994 cost of sales by $3.5 million and, as described below, increased 1994 interest income by $1.1 million.

     PROVISION FOR ROLLING MILL CLOSURES. During 1994 the Company recognized a total pre-tax charge of $22.1 million (before income taxes of $8.4 million) associated with the closure of the Fontana Plate Mill and to reduce the carrying value of certain plant, equipment and inventories that are unlikely to be used following shut down of the existing plate rolling mill at the Portland Mill upon completion of the construction of the Combination Mill. Of the $13.7 million after-tax charge, approximately $13 million was a non-cash charge relating to the write-off of production supplies and property, plant and equipment. The decision to permanently close the Fontana Plate Mill was based upon the high operating costs of the facility, depressed pricing in the international large diameter pipe market and the lack of significant domestic pipeline activity.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 1994 increased $8.6 million or 20.7 percent compared with 1993 but decreased as a percentage of sales from
6.1 percent in 1993 to 6.0 percent in 1994. The dollar amount increase is primarily a result of the inclusion of CF&I Steel Division costs (which increased by $4.1 million) for 12 months in 1994, versus 10 months in 1993 and increased shipping costs related to welded pipe shipments from the Oregon Steel Division ($2.8 million).

     CONTRIBUTION TO ESOP AND PROFIT PARTICIPATION. The contribution to the ESOP was $738,000 in 1994 compared with $753,000 in 1993. Profit participation plan expense was $2.3 million for 1994 compared with $4.5 million for 1993. These reductions are the result of the decreased profitability of the Company in 1994 versus 1993.

     INTEREST AND DIVIDEND INCOME. Interest and dividend income on investments was $1.6 million in 1994 compared with $.9 million in 1993. This increase was primarily due to $1.1 million of interest earned on the property tax refunds described above.

     INTEREST EXPENSE. Total interest cost for 1994 was $11.3 million, an increase of $5.6 million compared to 1993. This increase was primarily related to interest incurred on debt issued to fund the CF&I Steel Division capital expenditure program. Of the $11.3 million of interest cost, $7.4 million was capitalized as part of construction in progress.

     SETTLEMENT OF LITIGATION. The $2.8 million recovery from settlement of litigation was received from the Company's excess liability insurance carrier in the second quarter of 1993 and related to former employee lawsuits which were settled in the fourth quarter of 1992.

     INCOME TAX EXPENSE. The Company's effective income tax rate for state and federal taxes was a benefit of 89.7 percent for 1994 compared to an expense of 33.3 percent for 1993. The effective income tax rate for both periods varied from the combined state and federal statutory rate due to earned state tax credits and deductible dividends paid on stock held by the ESOP and paid to ESOP participants. In 1994 a tax provision was recognized for foreign taxes in excess of the federal statutory rates. Income before income taxes in 1993 included a $2.8 million insurance recovery related to a 1992 litigation settlement that was treated as a nontaxable item.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from 1995 operations was $53.6 million compared to $20.5 million in 1994. The major items affecting this $33.1 million increase were increased net income ($12.8 million), increased depreciation and amortization ($3.0 million), increased deferred income taxes ($9.4 million), reduced increase in trade accounts receivables ($9.1 million), reduced inventories ($18.8 million) and a decrease in the reduction of accounts payable and accrued expenses ($6.9 million).

     Net working capital at December 31, 1995 decreased $26.0 million compared to December 31, 1994 reflecting a $22.7 million decrease in current assets and a $3.3 million increase in current liabilities. Trade accounts receivable and inventories decreased from $241.0 million at the end of 1994 to $221.8 million at December 31, 1995. The decrease was due primarily to decreased sales in the fourth quarter of 1995 versus the fourth quarter of 1994.

     In December 1994 the Company entered into a Credit Agreement (the "Credit Agreement"), which provides for collateralized borrowing of up to $297 million from a group of banks ("Lender Banks"). Use of the Credit Agreement is to fund capital expenditures, for general corporate purposes and for working capital. The Credit Agreement is comprised of (i) a $197 million term loan facility ("Term Loan") which may be drawn at any time through December 31, 1996; and (ii) up to a $100 million revolving loan facility ("Revolving Loan"), which may be drawn and repaid at any time through December 31, 1997 based upon the Company's accounts receivable and inventory balances. By mutual agreement of the Company and the Lender Banks, the Revolving Loan may be extended for two additional one-year periods to December 31, 1999.

     Annual commitment fees are .5 percent of the unused portions of the Credit Agreement. At the Company's election, interest is based on LIBOR, the prime rate or, for the Revolving Loan only, the federal funds rate, plus a margin determined by the Company's leverage ratio.

     The outstanding balance of the Term Loan on December 31, 1996 is required to be repaid in 11 quarterly installments commencing June 30, 1997. If the Term Loan is fully drawn at December 31, 1996, the required repayments would total $49 million in 1997, $69 million in 1998 and $79 million in 1999. Such payments will be reduced pro-rata if less than the full amount is drawn.

     The Credit Agreement is collateralized by substantially all of the Company's consolidated inventory and accounts receivable, except those of Camrose, and stock of certain subsidiaries. Amounts outstanding under the Credit Agreement are guaranteed by the principal subsidiaries of the Company (other than Camrose). The Credit Agreement contains various restrictive covenants including a minimum current asset to current liability ratio; minimum interest coverage ratio; minimum ratio of cash flow to scheduled maturities of long-term debt, interest and taxes; minimum tangible net worth; a maximum ratio of long-term debt to total capitalization; and restrictions on capital expenditures, liens, investments and additional indebtedness.

     At December 31, 1995, $196.9 million was outstanding under the Term Loan and $58.4 million was outstanding under the Revolving Loan.

     The Credit Agreement was amended as of September 30, 1995 and as of December 31, 1995 to, among other things, modify the interest coverage ratio covenant and certain other restrictive covenants, and to facilitate the Company's ability to pursue other or additional financing alternatives. The amendment to the interest coverage ratio was needed for the Company to remain in compliance with certain financial covenants in the Credit Agreement in light of lower than anticipated earnings and higher than anticipated borrowings under the Credit Agreement.

     The Company has entered into interest rate swap agreements with banks, as required by the Old Credit Agreement, to reduce the impact of unfavorable changes in interest rates on its debt.

     Term debt of $67.5 million was incurred by CF&I as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is uncollateralized and is payable over ten years with interest at 9.5 percent. As of December 31, 1995, the outstanding balance on the debt was $55.2 million, of which $50.7 million was classified as long-term debt.

     The Company has an uncollateralized and uncommitted revolving line of credit with a bank which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At December 31, 1995, $10.3 million was restricted under outstanding letters of credit. In addition, the Company has a $4 million uncollateralized and uncommitted revolving credit line with a bank which is restricted to use for letters of credit. At December 31, 1995, $3.6 million was restricted under outstanding letters of credit.

     Camrose maintains a $18 million (Canadian dollars) revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose and borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. The facility expires on January 3, 1997. Depending on Camrose's election at the time of borrowing, interest is payable based on (1) the bank's Canadian dollar prime rate, (2) the bank's U.S. dollar prime rate or (3) LIBOR. As of December 31, 1995, Camrose had $6.7 million outstanding under the facility.

     During 1995 the Company expended approximately $51.8 million (exclusive of capitalized interest) on the capital improvement program at the Pueblo Mill and $111.9 million (exclusive of capitalized interest) on the Combination Mill. During 1996 the Company expects to expend approximately $18 million on the capital improvement program at the Pueblo Mill and approximately $64 million on the Combination Mill. In addition to the Combination Mill, the Company has budgeted approximately $14 million for capital expenditures in 1996 at its manufacturing facilities for recurring upgrade projects to the present facilities and equipment.

     The Company's working capital needs and completion of the capital improvement program and certain other projects will require the continued availability of funds from operations, borrowings under the Credit Agreement and other sources of financing. To enhance its ability to implement the capital improvement program as scheduled and its flexibility in financing that program, the Company is actively exploring additional and alternative sources of financing to supplement or replace the Credit Agreement. In that regard, the Company anticipates filing registration statements with the Securities and Exchange Commission in the first quarter of 1996 to register for sale to the public approximately six million shares of its common stock and approximately $235 million principal amount of first mortgage notes. (Any offering of common stock or first mortgage notes will be made only by means of a prospectus.) In connection with these proposed public financings, the Company expects amounts outstanding under the Credit Agreement would be repaid in full and the Credit Agreement would be amended to provide a $125 million principal amount revolving credit line collateralized by accounts receivable and inventory. There is no assurance that the proposed public offerings will be completed or that the terms of such offerings will not differ materially from those described above. In addition, there is no assurance the Credit Agreement will be amended in the manner described above.

     The Credit Agreement requires, and debt instruments related to additional financing may require, that the Company and its subsidiaries comply with various financial tests and impose, and will impose, restrictions affecting, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens on assets, make loans or investments, pay dividends and effect other corporate actions. Futhermore, the continued availability of borrowings under the Credit Agreement will require improvement in the Company's results of operations, including improved performance of the Pueblo Mill. As a result, there is no assurance that borrowings will be available under the Credit Agreement or that sufficient funds otherwise will be available, whether from bank financing, public debt or equity securities offerings or otherwise, to complete the capital improvement program or meet the Company's other cash needs. Failure to obtain required financing would, among other things, delay or prevent some portions of the capital improvement program and other capital expenditures from being initiated or completed, which would have a material adverse effect on the Company.

     IMPACT OF INFLATION. Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                     QUARTERLY FINANCIAL DATA - UNAUDITED
                                                   1995                                    1994
                                 ---------------------------------------   ----------------------------------------
                                    4th       3rd       2nd       1st         4th       3rd        2nd       1st
                                 --------   -------   -------   --------   --------   -------   --------   --------
                                                       (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Sales..........................   $180.4    $188.5    $155.1(2)    $187     $191.5    $193.1     $234.8     $218.9
Operating income (loss)........      2.4       5.8      11.0        4.8        6.6(3)  (19.6)(4)    7.2        7.5
Net income (loss)..............      2.8(1)    2.0       5.7        1.9        5.4     (12.8)(5)    3.4        3.7
 Net income (loss)
  per share....................     $.14      $.10      $.28       $.10       $.27     $(.64)(5)   $.17       $.18
Dividends declared per
  common share.................     $.14      $.14      $.14       $.14       $.14      $.14       $.14       $.14
Common stock price range:
  High.........................  $16 1/8   $18 7/8   $19 3/4    $18 3/8    $18 1/4   $20 1/4    $23 5/8    $27 3/8
  Low..........................  $13 1/8   $15 3/4   $15 1/2    $14 7/8    $14 1/8   $15 7/8    $18 7/8    $22 5/8
Average shares
  outstanding..................     20.0      20.0      20.0       20.0       20.0      20.0       20.0       20.0


(1) Includes net tax benefit of $2.5 million for Enterprise Zone credits on the eligible completed capital projects at CF&I.

(2) Includes proceeds from insurance settlement of approximately $4.0 million for reimbursement of lost profits resulting from an explosion in 1994 at CF&I's rod and bar mill.

(3) Includes property tax refunds totalling $3.5 million related to prior years. (See Note 16 to the Consolidated
    Financial Statements)

(4) Includes provision for rolling mill closures of approximately $22.1 million. (See Note 16 to the Consolidated
    Financial Statements)

(5) The third quarter 1994 amounts have been restated to reflect proceeds from a subsidiary's issuance of stock as minority interest.  See Note 3 to the Consolidated Financial Statements.

                                                       21
/TABLE

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Directors of
Oregon Steel Mills, Inc.

     We have audited the consolidated financial statements and financial statement schedule of Oregon Steel Mills, Inc. and Subsidiaries as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oregon Steel Mills, Inc. and Subsidiaries as of December 31, 1995, 1994 and 1993, and their consolidated results of operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     As discussed in Note 3 to the consolidated financial statements, the 1994 financial statements have been restated to reflect the proceeds from a subsidiary's issuance of stock as minority interest.



COOPERS & LYBRAND L.L.P.
Portland, Oregon
January 19, 1996

                                           OREGON STEEL MILLS, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                (IN THOUSANDS)
                                                    ASSETS
                                                                                        DECEMBER 31,
                                                                          ---------------------------------------
                                                                                         (RESTATED
                                                                                           NOTE 3)
                                                                             1995           1994           1993
                                                                          ---------       --------      ---------
Current assets:
  Cash and cash equivalents............................................   $     644       $  5,039      $   9,623
  Trade accounts receivable, less allowance for
    doubtful accounts of $1,905, $2,063, and $1,906....................      80,520         80,203         71,649
  Inventories..........................................................     141,310        160,788        160,504
  Deferred tax asset...................................................       9,461          5,775          4,804
  Other................................................................       4,845          7,661          9,203
                                                                          ---------       --------      ---------
    Total current assets...............................................     236,780        259,466        255,783
                                                                          ---------       --------      ---------
Property, plant and equipment:
  Land and improvements................................................      28,471         28,319         24,466
  Buildings............................................................      37,126         36,943         35,821
  Machinery and equipment..............................................     376,217        230,019        240,833
  Construction in progress.............................................     171,487        139,842         34,605
                                                                          ---------       --------      ---------
                                                                            613,301        435,123        335,725
  Accumulated depreciation.............................................    (118,147)       (97,027)      (104,300)
                                                                          ---------       --------      ---------
                                                                            495,154        338,096        231,425
                                                                          ---------       --------      ---------
Cost in excess of net assets acquired, net.............................      41,555         42,569         39,474
Other assets...........................................................      31,777         25,602         22,988
                                                                          ---------       --------      ---------
                                                                          $ 805,266       $665,733      $ 549,670
                                                                          =========       ========      =========

                                                    LIABILITIES
Current liabilities:
  Current portion of long-term debt....................................   $   4,576       $  5,302      $   4,680
  Short-term debt......................................................           -              -         14,225
  Accounts payable.....................................................      85,360         85,618         75,419
  Accrued expenses.....................................................      31,391         27,066         21,998
                                                                          ---------       --------      ---------
    Total current liabilities..........................................     121,327        117,986        116,322
Long-term debt.........................................................     312,679        187,935         76,487
Deferred employee benefits.............................................      17,044         17,661         15,327
Other deferred liabilities.............................................      36,331         36,609         36,803
Deferred income taxes..................................................      15,470         10,725         16,514
                                                                          ---------       --------      ---------
                                                                            502,851        370,916        261,453
                                                                          ---------       --------      ---------
Minority interests.....................................................      35,625         31,340         12,975
                                                                          ---------       --------      ---------
Commitments and contingencies (Note 14)

                                                STOCKHOLDERS' EQUITY
Capital stock:
  Preferred stock, par value $.01 per share; 1,000 shares
    authorized; none issued
  Common stock, par value $.01 per share; 30,000 shares
    authorized; 19,422, 19,377, and 19,348 shares issued
    and outstanding....................................................         194            194            193
  Additional paid-in capital...........................................     150,826        150,090        149,340
  Retained earnings....................................................     119,302        117,739        128,924
  Minimum pension liability adjustment.................................           -              -           (297)
  Cumulative foreign currency translation adjustment...................      (3,532)        (4,546)        (2,918)
                                                                          ---------       --------      ---------
                                                                            266,790        263,477        275,242
                                                                          ---------       --------      ---------
                                                                          $ 805,266       $ 665,733     $ 549,670
                                                                          =========       =========     =========

             The accompanying notes are an integral part of the consolidated financial statements.

                                                       23
/TABLE

                                             OREGON STEEL MILLS, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------
                                                                              (RESTATED
                                                                                NOTE 3)
                                                                   1995          1994           1993
                                                                 --------      --------       --------
Sales.........................................................   $710,971      $838,268       $679,823
                                                                 --------      --------       --------
Costs and expenses:
  Cost of sales...............................................    638,413       761,335        608,236
  Provision for rolling mill closures.........................          -        22,134              -
  Selling, general and administrative expenses................     43,123        50,052         41,447
  Contribution to employee stock ownership plan...............          -           738            753
  Profit participation........................................      5,416         2,336          4,527
                                                                 --------      --------       --------
                                                                  686,952       836,595        654,963
                                                                 --------      --------       --------
    Operating income..........................................     24,019         1,673         24,860
Other income (expense):
  Interest and dividend income................................        557         1,620            921
  Interest expense............................................    (10,307)       (3,910)        (3,988)
  Settlement of litigation....................................          -             -          2,750
  Minority interests..........................................        862        (3,373)        (1,996)
  Other, net..................................................      1,065           711           (354)
                                                                 --------      --------       --------
    Income (loss) before income taxes.........................     16,196        (3,279)        22,193
Income tax benefit (expense)..................................     (3,762)        2,941         (7,388)
                                                                 --------      --------       --------
    Net income (loss).........................................   $ 12,434      $   (338)      $ 14,805
                                                                 ========      ========       ========
Net income (loss) per share...................................       $.62         $(.02)          $.75
                                                                 ========      ========       ========



       The accompanying notes are an integral part of the consolidated financial statements.

                                                       24
/TABLE

                                             OREGON STEEL MILLS, INC.
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                                                 (IN THOUSANDS)

                                                                                             CUMULATIVE
                                                                                 MINIMUM       FOREIGN
                                      COMMON STOCK     ADDITIONAL                PENSION      CURRENCY
                                    ----------------     PAID-IN     RETAINED   LIABILITY    TRANSLATION
                                     SHARES   AMOUNT     CAPITAL     EARNINGS   ADJUSTMENT   ADJUSTMENT      TOTAL
                                    -------  -------   ----------    --------   ----------   -----------   ---------
Balances, December 31, 1992......    19,201     $192     $134,101    $124,935           -      $(1,713)    $257,515
Net income.......................                                      14,805                                14,805
Issuance to employee stock
  ownership plan.................       147        1        3,499                                             3,500
Common stock to be issued March
  2003 (598,400 shares)..........                          11,184                                            11,184
Warrants to purchase 100,000
  shares of common stock for five
  years, expiring March 3, 1998..                             556                                               556
Minimum pension liability
  adjustment.....................                                                   $(297)                     (297)
Foreign currency translation
  adjustment.....................                                                               (1,205)      (1,205)
Dividends paid ($.56 per share)..                                     (10,816)                              (10,816)
                                     ------     ----     --------    ---------  ---------      -------     --------
Balances, December 31, 1993......    19,348      193      149,340     128,924        (297)      (2,918)     275,242
Net loss (restated Note 3).......                                        (338)                                 (338)
Issuance to employee stock
  ownership plan.................        29        1          750                                               751
Minimum pension liability
  adjustment.....................                                                     297                       297
Foreign currency translation
  adjustment.....................                                                               (1,628)      (1,628)
Dividends paid ($.56 per share)..                                      (10,847)                             (10,847)
                                     ------     ----     --------    ---------  ---------      -------     --------
Balances, December 31, 1994
  (restated Note 3)..............    19,377      194      150,090      117,739          -       (4,546)     263,477
Net income.......................                                       12,434                               12,434
Issuance to employee stock
  ownership plan.................        45                   736                                               736
Foreign currency translation
  adjustment.....................                                                                1,014        1,014
Dividends paid ($.56 per share)..                                      (10,871)                             (10,871)
                                    -------     ----     --------    ---------  ---------      -------     --------
Balances, December 31, 1995......    19,422     $194     $150,826    $ 119,302          -      $(3,532)    $266,790
                                    =======  =======     ========    =========  =========      =======     ========

              The accompanying notes are an integral part of the consolidated financial statements.

                                                       25
/TABLE

                                            OREGON STEEL MILLS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------------------
                                                                                      (RESTATED
                                                                                        NOTE 3)
                                                                        1995             1994               1993
                                                                     --------          --------           --------
Cash flows from operating activities:
  Net income (loss)...............................................   $ 12,434          $   (338)          $ 14,805
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization...............................     24,964            22,012             21,375
      Provision for rolling mill closures.........................          -            22,134                  -
      Deferred income taxes.......................................      3,583            (5,789)             2,269
      Minority interests' share of income (loss)..................       (755)            1,565                905
      Other, net..................................................         20               936              2,539
      Changes in current assets and liabilities net
        of effect of acquisitions:
          Trade accounts receivable...............................        (39)           (9,161)            (7,980)
          Inventories.............................................     14,989            (3,786)           (19,124)
          Other...................................................      2,818             1,538                277
          Deferred tax asset......................................     (3,686)             (971)            (1,171)
          Accounts payable and accrued expenses...................       (712)           (7,620)            30,650
                                                                     --------          --------           --------
  NET CASH PROVIDED BY
    OPERATING ACTIVITIES..........................................     53,616            20,520             44,545
                                                                     --------          --------           --------
Cash flows from investing activities:
  Additions to property, plant and equipment......................   (176,885)         (128,237)           (40,905)
  Proceeds from disposal of property, plant and equipment.........        850               390              2,236
  Investment in CF&I Steel, L.P...................................          -                 -             (8,039)
  Other, net......................................................       (226)             (597)               523
                                                                     --------          ---------          --------
  NET CASH USED BY INVESTING ACTIVITIES...........................   (176,261)         (128,444)           (46,185)
                                                                     --------          ---------          --------
Cash flows from financing activities:
  Net borrowings under revolving loan agreements..................      3,443            94,047             20,042
  Proceeds from Senior Credit Facilities..........................    125,300           137,600                  -
  Payments on Senior Credit Facilities and other debt.............     (4,830)         (133,594)            (3,033)
  Dividends paid..................................................    (10,871)          (10,847)           (10,816)
  Proceeds from sale of subsidiary common stock...................      5,040            16,800                  -
                                                                     --------          --------           --------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES..........................................    118,082           104,006              6,193
                                                                     --------          --------           --------
Effects of foreign currency exchange rate changes on cash.........        168              (666)              (107)
                                                                     --------          --------           --------
Net increase (decrease) in cash and cash equivalents..............     (4,395)           (4,584)             4,446
Cash and cash equivalents at beginning of year....................      5,039             9,623              5,177
                                                                     --------          --------           --------
Cash and cash equivalents at end of year..........................   $    644          $  5,039           $  9,623
                                                                     ========          ========           ========
Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest.......................................................  $ 20,087          $ 10,500           $  5,443
    Income taxes...................................................  $  1,966          $  3,967           $  4,017

  See Notes 7 and 16 for additional supplemental cash flow disclosures.

  The accompanying notes are an integral part of the consolidated financial statements.

                                                       26
/TABLE

                       OREGON STEEL MILLS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF OPERATIONS

     Oregon Steel Mills, Inc. and subsidiaries ("the Company") manufacture various specialty and commodity steel products with operations in the United States and Canada. The principal markets for the Company's products are steel service centers, steel fabricators, railroads, oil and gas producers and distributors and other industrial concerns. The Company's products are primarily marketed in the western United States. The Company also markets products internationally.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include all wholly-owned and majority-owned subsidiaries. Affiliates which are 20 percent to 50 percent owned are accounted for using the equity method. Material wholly-owned and majority-owned subsidiaries of the Company are Napa Pipe Corporation ("Napa"), Oregon Steel Mills - Fontana Division, Inc. ("Fontana"), Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), and 87 percent owned New CF&I, Inc. ("New CF&I") which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"). All principal intercompany transactions and account balances have been eliminated. Fontana ceased production in the fourth quarter of 1994 and closed permanently in the first quarter of 1995. Napa and Fontana were merged into the Company in February 1996.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include short-term securities which have an original maturity date of 90 days or less.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash in high credit quality investments and limits the amount of credit exposure by any one financial institution. At times, temporary cash investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Management believes that risk of loss on the Company's trade receivables is reduced by ongoing credit evaluation of customer financial condition and requirements for collateral, such as letters of credit and bank guarantees.

INVENTORIES

     Inventories are stated at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost, including interest during construction of $12.2 million, $7.4 million and $1.7 million in 1995, 1994 and 1993, respectively. Depreciation is determined utilizing principally the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in income.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

     The costs in excess of net assets acquired of CF&I and Camrose are being amortized on a straight-line basis over 40 years.
Accumulated amortization was $2.9 million, $1.8 million and $765,000 in 1995, 1994 and 1993, respectively.

INTEREST RATE SWAP AGREEMENTS

     Interest rate swap cash flow differentials are recognized as interest expense on an accrual basis.

TAXES ON INCOME

     Deferred income taxes reflect the differences between the financial reporting and tax bases of assets and liabilities at year end based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. Valuation allowances reduce deferred tax assets to the amount expected to be realized.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of subsidiaries are translated at the rate of exchange with related unrealized gains or losses on the balance sheet date reflected in stockholders' equity. Income and expenses are translated at the average exchange rate for the year.

NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is based upon the weighted average number of common shares outstanding of 20 million in 1995 and 1994, and 19.8 million in 1993 (including in each case 598,400 shares issuable in 2003 in connection with the acquisition of CF&I). There were no dilutive common share equivalents outstanding in any years presented.

RECLASSIFICATIONS

     Certain reclassifications have been made in prior years to conform with the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENT

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", that requires recognition of impairment losses on long-lived assets. Statement No. 121 also prescribes the accounting for long-lived assets that are expected to be disposed of in future periods. The Company will adopt Statement No. 121 in the first quarter of 1996 and, based on estimates as of December 31, 1995, believes the effect of adoption, if any, will not have material effect on the financial statements of the Company.

3. SALES OF SUBSIDIARY COMMON STOCK AND RESTATEMENT OF 1994 FINANCIAL
   STATEMENTS

     In August 1994, New CF&I, a then wholly-owned subsidiary of the Company, sold a 10 percent equity interest in New CF&I to a wholly-owned subsidiary of Nippon Steel Corporation (together with its subsidiaries "Nippon").

     In connection with the sale, the Company and New CF&I entered into a stockholders' agreement with Nippon pursuant to which Nippon was granted a right to sell all, but not less than all, of its 10 percent equity interest back to New CF&I at the then fair market value in certain circumstances. Those circumstances include, among other things, a change of control, as defined, certain changes involving the composition of the board of directors of New CF&I, and the occurrence of certain other events (which are within the control of the Company) involving CF&I or its operations. The Company also agreed not to transfer voting control of New CF&I to a non-affiliate except in circumstances where Nippon is offered the opportunity to sell its interest in New CF&I to the transferee at the same per share price obtained by the Company. The Company also retained a right of first refusal in the event that Nippon desires to transfer its interest in New CF&I to a non-affiliate.

     New CF&I received a cash payment of $16.8 million in connection with the sale and the Company reported a nontaxable gain of approximately $12.3 million in the third quarter of 1994. In the fourth quarter of 1995, the Company restated the 1994 financial statements to reflect the proceeds of the sale of New CF&I common stock of $16.8 million as minority interest. Accordingly, on a restated basis no gain on the sale of subsidiary stock has been recognized as a component of net loss for the year ended December 31, 1994 and minority interest has been increased by $12.4 million and retained earnings has been reduced by a like amount. The effect of the restatement was to reduce net income by $12.4 million ($.62 per share) to a net loss of $338,000 ($.02 per share) for the year ended December 31, 1994.

     During the fourth quarter of 1995, the Company sold a 3 percent equity interest in New CF&I to the Nissho Iwai Group ("Nissho Iwai") for approximately $5 million cash under substantially the same terms and conditions of the Nippon transaction.

4. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

5. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one business segment in two geographical locations, the United States and Canada.

     Geographical area information is as follows:

                                        1995       1994       1993
                                      --------   --------   --------
                                              (IN THOUSANDS)
SALES TO UNAFFILIATED CUSTOMERS
  United States...................... $655,822   $728,229   $587,247
  Canada.............................   55,149    110,039     92,576
                                      --------   --------   --------
                                      $710,971   $838,268   $679,823
                                      ========   ========   ========
OPERATING INCOME (LOSS) BY
     GEOGRAPHIC LOCATION
  United States...................... $ 24,176   $ (7,186)  $ 19,645
  Canada.............................     (157)     8,859      5,215
                                      --------   --------   --------
                                      $ 24,019   $  1,673   $ 24,860
                                      ========   ========   ========
INCOME (LOSS) BEFORE INCOME TAXES
     BY GEOGRAPHIC LOCATION
  United States (restated Note 3).... $ 16,454   $  (8,567) $ 19,192
  Canada.............................     (258)      5,288     3,001
                                      --------   ---------  --------
                                      $ 16,196   $  (3,279) $ 22,193
                                      ========   =========  ========
IDENTIFIABLE ASSETS BY
     GEOGRAPHIC AREAS
  United States...................... $763,844   $ 615,816  $508,084
  Canada.............................   41,422      49,917    41,586
                                     --------   ---------  --------
                                      $805,266   $ 665,733  $549,670
                                      ========   =========  ========

     Product transfers from the United States locations to the Canadian location amounted to $1.3 million, $12.8 million and $5.2 million in 1995, 1994 and 1993, respectively. These inter-area sales are at prices which approximate prices charged to unaffiliated customers and have been eliminated from consolidated sales. Export sales from the Company's United States operations were as follows:

                                         1995       1994
                                       --------   --------
                                         (IN THOUSANDS)

Far East.............................   $34,514   $ 80,570
Other................................    39,870     47,561
                                        -------   --------
                                        $74,384   $128,131
                                        =======   ========

     Export sales from United States operations in 1993 were not material. In 1993, the Company derived 11.8 percent of its sales from one customer.

6. INVENTORIES

Inventories were as follows as of December 31:

                                        1995       1994       1993
                                      --------   --------    --------
                                              (IN THOUSANDS)
Raw materials.......................  $ 31,520   $ 37,389    $ 26,242
Semi-finished product...............    51,770     50,033      51,759
Finished product....................    38,111     50,320      62,104
Stores and operating supplies.......    19,909     23,046      20,399
                                      --------   --------    --------
   Total Inventory                    $141,310   $160,788    $160,504
                                      ========   ========    ========

7. SUPPLEMENTAL CASH FLOW INFORMATION

     During 1995 the Company acquired property, plant and equipment for $27.4 million which was included in accounts payable and accrued expenses at December 31, 1995. During 1994 the Company (a) acquired property, plant and equipment for $18.6 million which was included in accounts payable at December 31, 1994, and (b) accrued accounts payable related to the annual performance purchase price adjustment at Camrose for $3.6 million (see Note 14).

     During 1993 the Company acquired current assets of $69.2 million, property, plant and equipment and other assets of $80.7 million and assumed current liabilities of $20.5 million, long-term debt of $67.5 million and other deferred liabilities of $39.6 million in connection with the acquisition of a 95.2 percent interest in CF&I Steel, L.P.

     The Company has recorded as a change to stockholders' equity the issuance of common stock to the employee stock ownership plan, minimum pension liability adjustment and foreign currency translation adjustment, which are non-cash transactions.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable includes book overdrafts of $9.6 million at December 31, 1995 and retainage from construction projects of $9.6 million and $9.1 million at December 31, 1995 and 1994, respectively.

     Accrued expenses include accrued vacation of $6.4 million, $6.3 million and $5.4 million at December 31, 1995, 1994 and 1993, respectively.

9. DEBT AND FINANCING ARRANGEMENTS

     Debt balances were as follows as of December 31:


                                        1995       1994       1993
                                      --------   --------    --------
                                              (IN THOUSANDS)

Term loan...........................  $196,900   $120,000    $      -
Revolving loan......................    58,400     10,000      16,700
CF&I term loan......................    55,242     60,073      64,467
Canadian revolving loan.............     6,713      3,164           -
                                      --------   --------    --------
  Total long-term debt..............   317,255    193,237      81,167
Less current maturities.............     4,576      5,302       4,680
                                      --------   --------    --------
  Noncurrent maturity of long-term
    debt                              $312,679   $187,935    $ 76,487
                                      ========   ========    ========

     The Company has two credit facilities ("Senior Credit Facilities") for borrowing of up to $297 million from a group of banks ("Lender Banks") to fund capital expenditures and working capital. The Senior Credit Facilities are comprised of: (1) a $197 million term loan facility ("Term Loan") which may be drawn at any time through December 31, 1996; and (2) up to a $100 million revolving loan facility ("Revolving Loan") which may be drawn and repaid at any time through December 31, 1997 based upon the Company's accounts receivable and inventory balances. By mutual agreement of the Company and the Lender Banks, the Revolving Loan may be extended for two additional one-year periods to December 31, 1999.

     At the Company's election, interest on the Senior Credit Facilities is based on the London Interbank Borrowing Rate ("LIBOR"), the prime rate or, for the Revolving Loan only, the federal funds rate, plus a margin determined by the Company's leverage ratio. As of December 31, 1995, the interest rate of the Senior Credit Facilities was 8.1 percent. Annual commitment fees are .5 percent of the unused portions of the Senior Credit Facilities.

     The Term Loan is payable in eleven quarterly installments commencing June 30, 1997. If the Term Loan is fully drawn at December 31, 1996, the repayments will total $49 million in 1997, $69 million in 1998 and $79 million in 1999. Such payments will be reduced pro-rata if less than the full amount is drawn.

     The Senior Credit Facilities are collateralized by substantially all of the Company's consolidated inventory and accounts receivable, except those of Camrose, and stock of certain subsidiaries. The Senior Credit Facilities are guaranteed by the principal subsidiaries of the Company.

     The Senior Credit Facilities agreement contains covenants, the most restrictive of which is the minimum interest coverage ratio.

     The Senior Credit Facilities were amended as of September 30, 1995 and as of December 31, 1995 to modify the interest coverage ratio and certain other covenants, and to facilitate the Company's obtaining other or additional financing. The amendment to the interest coverage ratio was obtained due to lower than anticipated earnings and higher than anticipated borrowings on the Senior Credit Facilities.

     The Company has entered into interest rate swap agreements with banks, as required by the Senior Credit Facilities, to reduce the impact of unfavorable changes in interest rates on its debt. At December 31, 1995, the Company had outstanding seven interest rate swap agreements with commercial banks, having a notional principal amount of $75 million. These agreements effectively change the Company's interest rate costs on a portion of its Senior Credit Facilities to an average fixed rate of 9.91 percent, effective until the swap agreements mature at various dates between November 1997 and March 1998. These rates are fixed over the indicated terms of the swap agreements except for the effect of changes in the Company's leverage ratio which could reduce the interest by up to 1.5 percent. While the Company is exposed to credit loss in the event of nonperformance by the other parties in the interest rate swap agreements, such non-performance is not anticipated.

     Term debt of $67.5 million was incurred by CF&I as part of the purchase price of certain assets of CF&I Steel Corporation on March 3, 1993. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent.

     Camrose maintains an $18 million (Canadian dollars) revolving credit facility with a bank, expiring on January 3, 1997. The facility is collateralized by substantially all of the assets of Camrose. Borrowing under this facility is limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivables and inventories. As of December 31, 1995, the interest rate of this facility was 7.6 percent. Annual commitment fees are .25 percent of the unused portion of this facility.

     As of December 31, 1995, principal payments on long-term debt were due as follows (in thousands):

1996....................................................  $  4,576
1997....................................................   120,288
1998....................................................    75,444
1999....................................................    85,924
2000....................................................     7,861
Balance due in installments through 2003................    23,162
                                                          --------
                                                          $317,255
                                                          ========

     The Company has an uncollateralized and uncommitted revolving line of credit with a bank which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At December 31, 1995, $10.3 million was restricted under outstanding letters of credit. In addition, the Company has a $4 million uncollateralized and uncommitted revolving credit line with a bank which is restricted to use for letters of credit. At December 31, 1995, $3.6 million was restricted under outstanding letters of credit.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of these instruments.

     Based on quotations from counterparties, the fair value of the Company's interest rate swap agreements (see Note 9) at December 31, 1995 was $3.7 million which represents the estimated unrealized loss that would result if the Company terminated the agreements. The interest rate swap agreements are part of an interest rate management strategy that is required by the Senior Credit Facilities.

     The fair value approximates the carrying value of the Company's borrowings under its Senior Credit Facilities and other revolving loan agreements (see Note 9), which have variable market rates of interest.

     The fair value and carrying value of the CF&I term loan at December 31, 1995 was $52.6 million and $55.2 million, respectively. At December 31, 1994, the fair value and carrying value of the CF&I term loan was $57.9 million and $60.1, respectively. At December 31, 1993, the fair value of the CF&I term loan of $64.5 million approximated its carrying value. The fair value is estimated by discounting the future payments with an interest rate which approximates the market rate for obligations of similar size, term and security.

11. INCOME TAXES

     The income tax benefit (expense) consists of the following:
                                                                             1995       1994       1993
                                                                           --------   --------   --------
                                                                                   (IN THOUSANDS)
Current:
  Federal...............................................................   $(2,549)   $ (3,325)  $ (5,287)
  State.................................................................      (125)       (479)      (984)
  Foreign...............................................................       (30)        (14)       (19)
                                                                           --------   --------   --------
                                                                            (2,704)     (3,818)    (6,290)
                                                                           --------   --------   --------
Deferred:
  Federal...............................................................    (3,324)      5,856       (124)
  State.................................................................     1,778       2,148       (163)
  Foreign...............................................................       488      (1,245)      (811)
                                                                           --------   --------   --------
                                                                            (1,058)      6,759     (1,098)
                                                                           --------   --------   --------
Income tax benefit (expense)............................................   $ (3,762)  $  2,941   $ (7,388)
                                                                           ========   ========   ========

     The components of the net deferred tax assets and liabilities as of December 31 were as follows:
                                                                             1995       1994       1993
                                                                           --------   --------   --------
                                                                                   (IN THOUSANDS)
Net current deferred tax asset:
  Assets
    Inventories........................................................    $ 3,230    $  1,904   $ 2,268
    Accrued expenses...................................................      4,511       4,205     2,840
    Accounts receivable................................................        775         697       597
    State tax credits..................................................        100         135       196
    Provision for rolling mill closures................................      2,639       1,906         -
                                                                           -------    --------   -------
                                                                            11,255       8,847     5,901
  Liabilities
    Other..............................................................      1,794       3,072     1,097
                                                                           -------    ---------  -------
Net current deferred tax asset.........................................    $ 9,461    $  5,775   $ 4,804
                                                                           =======    ========   =======
Net noncurrent deferred income tax liability:
  Assets
    Post retirement benefits other than pensions.......................    $ 1,274    $  1,182   $ 2,009
    State tax credits..................................................      5,925       6,996       207
    Alternative minimum tax credit.....................................      6,675       4,264     1,665
    Cost in excess of net assets acquired..............................     13,626      13,602    13,666
    Water rights.......................................................      4,052       4,052     4,247
    Provision for rolling mill closures................................      3,480       3,543         -
    Foreign tax credit.................................................         45       1,296         -
    Net operating loss carryforward....................................      6,322           -         -
    Other..............................................................      5,317       3,355       460
                                                                           -------     -------   -------
                                                                            46,716      32,882    22,254
                                                                           -------     -------   -------
  Liabilities
    Property, plant and equipment......................................     42,876      24,439    19,493
    Environmental liability............................................     13,015      13,070    13,282
    Water rights.......................................................      4,247       4,247     4,247
    Other..............................................................      2,048       1,851     1,746
                                                                           -------     -------   -------
                                                                            62,186      43,607    38,768
                                                                           -------     -------   -------
Net non-current deferred tax liability.................................    $15,470     $10,725   $16,514
                                                                           =======     =======   =======

                                                       32

     A reconciliation of the statutory tax rate to the effective tax rate on income before income taxes is as follows:

                                               (RESTATED
                                                NOTE 3)
                                       1995      1994       1993
                                    --------   --------   --------
U.S. statutory income tax rate.....   (35.0%)     35.0%     (35.0%)
Federal tax credits................       -       16.7        1.4
Deduction for dividends to ESOP
  participants.....................     2.9       15.6        2.6
States, net........................    13.0       50.9       (6.6)
Settlement of litigation...........       -          -        4.3
Foreign taxes......................     1.8      (15.4)         -
Other, net.........................    (5.9)     (13.1)         -
                                     -------    -------    -------
                                      (23.2%)     89.7%     (33.3%)
                                     =======    =======    =======

     At December 31, 1995, the Company has state tax credits of $6 million expiring 1997 through 2006 and a federal tax credit of $546,000 expiring 2005 through 2009 which are available to reduce future income taxes payable. The deferred tax asset for state tax credits and a related valuation allowance previously recorded as of December 31, 1994 have been retroactively reduced by $5.4 milion reflecting a reduction in state tax credits earned in 1994.

     Federal and state net operating loss carryforwards expire in 2010.

     No valuation allowance has been established for deferred tax assets as management believes it is more likely than not that future taxable income will be sufficient to realize the benefit of net operating loss and state tax credit carryforwards.

12. EMPLOYEE BENEFIT PLANS

UNITED STATES PENSION PLANS

     The Company has noncontributory defined benefit retirement plans covering all of its eligible domestic employees. The plans provide benefits based on participants' years of service and compensation. The Company funds at least the minimum annual contribution required by ERISA. Pension cost included the following components:

                                       1995       1994       1993
                                     --------   --------   --------
                                             (IN THOUSANDS)

Service cost - benefits earned
  during the year.................   $  3,898    $ 5,076   $  3,857
Interest cost on projected benefit
  obligations.....................      2,304      2,014      1,714
Actual (return) loss on plan
  assets..........................     (5,854)       398     (4,002)
Net amortization and
  deferral........................      3,275     (2,401)     2,423
                                     --------    -------   --------
                                     $  3,623    $ 5,087   $  3,992
                                     ========    =======   ========

     The following table sets forth the funded status of the plans and amount recognized in the Company's consolidated balance sheet as of December 31:

                                        1995       1994      1993
                                      -------    -------    -------
                                             (IN THOUSANDS)

Accumulated benefit obligation,
  including vested benefits of
  $34,308, $25,017 and $23,589....    $36,107    $26,451    $26,543
                                      =======    =======    =======
Projected benefit obligation......    $39,777    $28,110    $28,413
Plan assets at fair value.........     34,283     26,790     27,380
                                      -------    -------    -------
Projected benefit obligation
  in excess of plan assets........     (5,494)    (1,320)    (1,033)
Unrecognized net loss (gain)......      1,891     (2,296)       428
Unrecognized prior service cost...        866      1,032      1,156
Unrecognized net obligation
  at January 1, 1987 being
  recognized over 15 years........        453        529      1,271
Adjustment required to recognize
  minimum liability...............          -          -       (297)
                                      -------    -------    -------
Pension asset (liability)
  recognized in consolidated
  balance sheet...................    $(2,284)   $(2,055)   $ 1,525
                                      =======    =======    =======

     Plan assets are invested in common stock and bond funds (88 percent), marketable fixed income securities (3 percent) and insurance company contracts (9 percent) at December 31, 1995. The plans do not invest in the stock of the Company.

CANADIAN PENSION PLANS

     The Company has noncontributory defined benefit retirement plans covering all of its eligible Camrose employees. The plans provide benefits based on participants' years of service and compensation.

     The Canadian pension plan assets, for Camrose salaried employees, acquired with the Company's 60 percent interest in Camrose, are held by Stelco, Inc. ("Stelco" whose wholly-owned subsidiary, Stelcam Holdings Inc., owns 40 percent of Camrose) pending transfer approval by Canadian regulatory authorities. Pension cost included the following components:

                                        1995       1994      1993
                                      -------    -------    -------
                                              (IN THOUSANDS)

Service cost - benefits earned
  during the year..................   $  245     $   297    $  303
Interest cost on projected
  benefit obligations..............      461         408         8
Actual return on plan assets.......     (563)       (447)      (13)
Net amortization and deferral......       (3)        (16)       (3)
                                      ------     -------    ------
                                      $  140     $   242    $  295
                                      ======     =======    ======

     The following table sets forth the funded status of the Canadian plans and amount recognized in the Company's consolidated balance sheet as of December 31:

                                        1995       1994      1993
                                      -------    -------    ------
                                             (IN THOUSANDS)

Accumulated benefit obligation,
  including vested benefits of
  $6,270,  $4,045 and $4,212........   $6,610     $4,596    $4,893
                                       ------     ------    ------
Projected benefit obligation........   $7,222     $5,488    $5,870
Plan assets at fair value...........    8,020      6,415     6,337
                                       ------     ------    ------
Plan assets in excess of
  projected benefit obligation......      798        927       467
Unrecognized net loss (gain)........       28       (627)     (535)
                                       ------     ------    ------
Pension asset (liability)
  recognized in consolidated
  balance sheet.....................   $  826     $  300    $  (68)
                                       ======     ======    ======

     The following table sets forth the significant actuarial assumptions for the United States and Canadian pension plans:

                                        1995       1994      1993
                                      -------    -------    ------

Discount rate.....................       7.5%       8.5%      7.3%
Rate of increase in future
  compensation levels:
  United States plans.............       4.0%       4.5%      4.5%
  Canadian plan...................       4.0%       5.0%      5.0%
Expected long-term rate of
  return on plan assets...........       8.8%       8.8%      8.0%

     These actuarial assumptions are based on estimates of future economic trends. It is reasonably possible that these estimates may change in the near term. As a result, the projected benefit obligation may increase or decrease materially in the near term.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     The Company provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of service. The benefit plans are unfunded.


     The following table sets forth the status of the plans as of December 31:

                                          1995       1994      1993
                                       --------   --------   --------
                                                (IN THOUSANDS)

Accumulated postretirement
  benefit obligation:
  Retirees...........................  $  7,424   $  4,557   $  8,240
  Fully eligible plan participants...     4,829      2,037      1,294
  Other active plan participants.....     5,357      6,387      5,050
                                       --------   --------   --------
                                       $ 17,610   $ 12,981   $ 14,584
                                       ========   ========   ========
Accumulated postretirement benefit
  obligation in excess of
  plan assets........................   (17,610)  $(12,981)  $(14,584)
Unrecognized net loss (gain).........     1,831     (2,379)        34
Accrued postretirement benefit cost..     7,672      8,777      7,557
                                       --------   --------   --------
Postretirement (liability) asset
  recognized in consolidated
  balance sheet......................  $ (8,107)  $ (6,583)  $ (6,993)
                                       ========   ========   ========
Net periodic postretirement benefit
  costs include:
    Service cost.....................  $    377   $    457   $    395
    Interest cost benefit obligation.     1,067      1,033      1,017
    Transition obligation at
      March 31, 1991 being amortized
      over 20 years..................       408        410        410
    Gains............................      (350)        (3)         -
                                       --------   --------   --------
  Net postretirement benefit cost....  $  1,502   $  1,897   $  1,822
                                       ========   ========   ========

     For measurement purposes, a long-term inflation rate of 5 to 8 percent is assumed for health care cost trend rates. A one percentage point increase in the assumed health care cost trend for 1996 would increase the accumulated postretirement benefit obligation by $532,000; the aggregate service and interest cost would increase $51,000. The weighted average health care cost trend rate used in measuring the postretirement benefit expense was 8 percent in 1996 gradually declining to 5 percent in 2002 and remaining at that level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent. These assumptions are based on estimates of future economic trends. It is reasonably possible that these estimates may change in the near term. As a result, the accumulated postretirement obligation may increase or decrease materially in the near term.

OTHER EMPLOYEE BENEFIT PLANS

     In 1994 the Company established an unfunded supplemental retirement plan designed to maintain benefits for all non-union domestic employees at the plan formula level. The amount expensed for this plan in 1995 and 1994 was $239,000 and $160,000, respectively.

     The Company has an Employee Stock Ownership Plan ("ESOP") noncontributory qualified stock bonus plan for eligible domestic employees. Contributions to the plan are made at the discretion of the Board of Directors and are in the form of newly issued shares of the Company's common stock. Shares are allocated to eligible employees' accounts based on annual compensation. At December 31, 1995, the ESOP held approximately 2.3 million shares of Company common stock. Dividends on shares held by the ESOP are paid to eligible employees.

     The Company has discretionary profit participation plans under which it distributes quarterly 12 percent to 20 percent, depending on operating division, of its pre-tax profits after adjustments for certain non-operating items such as interest expense, to eligible employees. Each eligible employee receives a share of the distribution based upon the employee's base compensation compared with the total base compensation of all eligible employees of the division.

     The Company has qualified thrift plans (401K) for eligible domestic employees under which the Company matches 25 percent of the first 4 percent of the participant's deferred compensation. Company contribution expense in 1995, 1994 and 1993 was $742,000, $778,000 and $461,000, respectively.

13. RELATED PARTY TRANSACTIONS

     Camrose purchases steel coil, plate, and pipe under a steel supply agreement from Stelco. Transactions under the agreement are at negotiated market prices. The following table summarizes the transactions between Camrose and Stelco.

                                         1995        1994       1993
                                       -------    --------    -------
                                               (IN THOUSANDS)
Sales to Stelco.....................   $   969    $ 2,189     $     -
Purchases from Stelco...............    31,017     72,642      59,019
Accounts payable to Stelco
  at December 31....................     2,072      9,053       6,755

14. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

     All material environmental remediation liabilities which are probable and estimatable are recorded in the financial statements based on technologies and environmental standards at the time of evaluation. Adjustments are made when additional information is available that may require different remediation methods or periods, and ultimately affect the total cost. The best estimate of the probable loss within a range is recorded. If there is no best estimate, the low end of the range is recorded, and the range is disclosed.

     The Company's Napa subsidiary has accrued $2.7 million at December 31, 1995 for environmental remediation relating to the Napa, California pipe mill. The Company's estimate of this environmental liability was based on several remedial investigations and feasibility studies performed by an independent engineering consultant. The accrual includes costs for remedial action which is scheduled to be completed in 1998 with sampling, monitoring and maintenance costs continuing through 2024.

     In connection with the 1993 acquisition of CF&I, the Company accrued a liability of $36.7 million for environmental remediation at CF&I's Pueblo, Colorado steel mill. CF&I believed $36.7 million was the best estimate from a range of $23.1 to $43.6 million. CF&I's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The accrual includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment finalized a post-closure permit. The permit contains a prioritized schedule for corrective actions to be completed which is substantially reflective of a straight line rate of expenditure over 30 years. The State of Colorado stated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. At December 31, 1995, the accrued liability was $35.4 million, of which $34.2 million was classified as noncurrent in other deferred liabilities in the consolidated balance sheet.

CONTRACTS WITH KEY EMPLOYEES

     The Company has employment agreements with certain officers which provide for severance compensation in the event their employment with the Company is terminated subsequent to a change in control (as defined) of the Company.

CAMROSE ACQUISITION

     Under the terms of the 1992 asset purchase agreement for the steel pipemaking facility and related assets in Camrose, Alberta, Canada, the purchase price of acquired Camrose assets may be increased or decreased based upon an annual performance adjustment over a five-year period. The purchase price was increased by $3.6 million and $485,000, respectively, in 1994 and 1993.

OTHER CONTINGENCIES

     The Company, in the regular course of business, is involved in investigations and claims by various regulatory agencies. The Company is also engaged in various legal proceedings and claims incidental to its normal business activities. Management of the Company does not believe that the ultimate resolution of these investigations, claims and legal proceedings will have a material effect on its financial position.

COMMITMENTS

     During 1995 the Company continued construction of various capital improvement projects at the Company's steel mills in Portland, Oregon and Pueblo, Colorado. At December 31, 1995, the Company had commitments for expenditures of approximately $53.8 million for completion of these projects.

15. CAPITAL STOCK

     The Board of Directors has the authority to establish the terms and to issue shares of preferred stock without any vote or action by the stockholders.

     In connection with the March 1993 acquisition of certain assets of CF&I Steel Corporation, the Company agreed to issue 598,400 shares of its common stock in March 2003 to specified creditors of CF&I Steel Corporation. In connection with the acquisition, the Company also agreed to issue five-year warrants expiring March 3, 1998 to purchase 100,000 shares of the Company's common stock at $35 per share to CF&I Steel Corporation. At the date of acquisition, the stock was valued at $11.2 million and the warrants were valued at $556,000 using the Black-Scholes method.

16. UNUSUAL AND NONRECURRING ITEMS

PROCEEDS FROM INSURANCE SETTLEMENT

     Sales for 1995 include approximately $4 million of insurance proceeds received as reimbursement of lost profits resulting from lost production and start-up delays of CF&I's rod/bar mill caused by an explosion that occurred during the third quarter of 1994.

PROPERTY TAX REFUND

     During the fourth quarter of 1994, the Company received property tax refunds totaling $4.6 million related to prior years for the over-assessment of its Portland, Oregon and Pueblo, Colorado steel mills. The refunds reduced 1994 cost of sales by $3.5 million and increased interest income by $1.1 million.

PROVISION FOR ROLLING MILL CLOSURES

     During the fourth quarter of 1994, the Company began construction on the Combination Mill at its Portland, Oregon steel mill. When completed, this mill will replace the Company's existing plate rolling mill at the Portland, Oregon steel mill. Accordingly, in the third quarter of 1994 the Company recorded a non-cash pre-tax charge of $8.9 million to reduce the carrying value of plant and equipment and inventories located at the Portland steel mill which are unlikely to be used following the completion of the Combination Mill.

     The Company's Fontana, California plate mill ceased plate production in the fourth quarter of 1994 and closed permanently in the first quarter of 1995. As a result of the closure, the Company recognized a pre-tax charge in 1994 for the disposal and exit costs of $13.2 million.

     The Fontana plate mill is on leased property. The lease was terminated on January 18, 1995. The agreement provided for, among other stipulations, the termination of the lease and vacating the premises by March 31, 1995. The Company agreed to specific actions to restore the premises to a condition acceptable to the lessor by June 30, 1995, or within 60 days following receipt of all requirements for closure of the premises from the local county environmental authorities. The lessor agreed to indemnify the Company against environmental claims upon written notification by the local authority that the Company has satisfactorily performed all of the authority's requirements for closure of the premises. The Company expects to remove the remaining equipment at the Fontana plate mill by June 30, 1996 and close the premises shortly thereafter.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                              PART III

ITEMS 10 and 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                 REGISTRANT AND EXECUTIVE COMPENSATION

     A definitive proxy statement of Oregon Steel Mills, Inc. will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Election of Directors" and "Executive Compensation" is incorporated herein by reference. Executive Officers of Oregon Steel Mills, Inc. and principal subsidiaries are listed on page 13 of this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     Information required is set forth under the caption "Principal Stockholders" in the Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required is set forth under the caption "Executive Compensation" in the Proxy Statement for the 1995 Annual Meeting of Stockholders and is incorporated herein by reference.


                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K Page
                                                               PAGE
(A) (i)    FINANCIAL STATEMENTS:
           Report of Independent Accountants................    22
           Consolidated Financial Statements:
             Balance Sheets at December 31, 1995,
               1994 and 1993................................    23
             Statements of Income for each of the
               three years in the period ended
               December 31, 1995............................    24
             Statements of Changes in Stockholders'
               Equity for each of the three years
               in the period ended December 31, 1995........    25
             Statements of Cash Flows for each of the
               three years in the period ended
               December 31, 1995............................    26
             Notes to Consolidated Financial Statements.....    27
    (ii)   Financial Statement Schedules for each of the
             three years in the period ended
             December 31, 1995:
           Schedule II - Valuation and Qualifying Accounts..    39
   (iii) Exhibits: References made to the list on page 41 of the exhibits filed with this report.
(B)        No reports on Form 8-K were required to be filed
             by the Registrant during the fourth quarter of the year ended December 31, 1995.

                                            OREGON STEEL MILLS, INC.
                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                         FOR THE YEARS ENDED DECEMBER 31
                                                 (IN THOUSANDS)
                                                               COLUMN C
                                        COLUMN B        ------------------------                        COLUMN E
                                        ----------       ADDITIONS                                     ----------
    COLUMN A                            BALANCE AT      CHARGED TO      CHARGED        COLUMN D        BALANCE AT
----------------                        BEGINNING        COSTS AND      TO OTHER      ----------         END OF
  CLASSIFICATION                        OF PERIOD        EXPENSES       ACCOUNTS      DEDUCTIONS         PERIOD
----------------                        ---------       ----------      --------      ----------       ----------
   1995
   ----
Allowance for doubtful accounts.......  $  2,063        $   148         $   (138)     $   (168)        $   1,905

Provision for rolling mill closures:
  Inventories.........................  $  2,792              -                -      $ (1,292)(1)     $   1,500
  Property, plant and equipment.......  $ 17,994              -                -      $(10,509)(1)     $   7,485
  Other assets........................  $     78              -                -             -         $      78

  1994 (3)
  ----
Allowance for doubtful accounts.......  $  1,906        $   488                -      $   (331)        $   2,063

Provision for rolling mill closures:
  Inventories.........................         -        $ 2,792                -             -         $   2,792
  Property, plant and equipment                -        $17,994                -             -         $  17,994
  Other assets........................         -        $    78                -             -         $      78

  1993
  ----
Allowance for doubtful accounts.......   $   926        $   764         $    463(2)   $   (247)        $   1,906

------------------

(1)  Reflects disposal of equipment and inventories from the closure of the Fontana, California rolling mill.

(2)  Additions from purchase of assets of CF&I Steel Corporation.

(3)  The deferred tax asset for state tax credits and a related valuation allowance previously recorded as of
     December 31, 1994 has been retroactively reduced by $5.4 million, reflecting a reduction in state tax credits earned in 1994.

                                                       39
/TABLE

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

10.7  Key employee contracts for Thomas B. Boklund and Robert R.
      Mausshardt. (Filed as exhibit 10.11 to Form 10-K for the year ended December 31, 1988, and incorporated by reference herein.)

10.8 Key employee contracts for L. Ray Adams. (Filed as exhibit 10.10 to Form 10-K for the year ended December 31, 1990, and incorporated by reference herein.)

10.9  Key employee contracts for Edward J. Hepp. (Filed as exhibit
      10.11 to Form 10-K for the year ended December 31, 1991 and incorporated by reference herein.)

10.10 Key employee contract for Joe E. Corvin.

---------------

*The Company will furnish to stockholders a copy of the exhibit upon payment of $.25 per page to cover the expense of furnishing such copies. Requests should be directed to Vicki A. Tagliafico, Investor Relations Contact, Oregon Steel Mills, Inc., PO Box 5368, Portland, Oregon 97228.

10.11 Credit Agreement dated December 14, 1994 among Oregon Steel Mills, Inc., as the Borrower, Certain Commercial Lending Institutions, as the Lenders, First Interstate Bank of Oregon, N.A., as the Administrative Agent for the Lenders, The Bank of Nova Scotia, as the Syndication Agent for the Lenders, and First Interstate Bank of Oregon, N.A. and The Bank of Nova Scotia, as the Managing Agents for the Lenders. (Filed as exhibit 10.12 to Form 10-K for the year ended December 31, 1994 and incorporated by reference herein.

10.12 Amendment dated as of September 30, 1995 to the Credit Agreement dated December 14, 1994 among Oregon Steel Mills, Inc., as the Borrower, Certain Commercial Lending Institutions, as the Lenders, First Interstate Bank of Oregon, N.A., as the Administrative Agent for the Lenders, The Bank of Nova Scotia, as the Syndication Agent for the Lenders, and First Interstate Bank of Oregon, N.A. and The Bank of Nova Scotia, as the Managing Agents for the Lenders. (Filed as exhibit 10.0 to Form 10-Q dated September 30, 1995 and incorporated by reference herein.)

10.13 Waiver and Amendment No. 2 to the Credit Agreement dated December 14, 1994 among Oregon Steel Mills, Inc., as the Borrower, Certain Commercial Lending Institutions, as the Lenders, First Interstate Bank of Oregon, N.A., as the Administrative Agent for the Lenders, The Bank of Nova Scotia, as the Syndication Agent for the Lenders and First Interstate Bank of Oregon, N.A. and The Bank of Nova Scotia, as the Managing Agents for the Lenders.

11.0    Statement regarding computation of per share earnings.

21.0 Subsidiaries of registrant. (Filed as exhibit 22.1 to Form 10-K for the year ended December 31, 1992, and incorporated by reference herein.)

23.0    Consent of Independent Accountants

27.0    Financial Data Schedule

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
           SIGNATURE                               TITLE                                               DATE
           ---------                               -----                                               ----
  /s/ Thomas B. Boklund                    Chairman of the Board,
--------------------------                 Chief Executive Officer and President
    (Thomas B. Boklund)                    (Principal Executive Officer)                            March 1, 1996


 /s/ L. Ray Adams                          Vice President of Finance
--------------------------                 and Chief Financial Officer
    (L. Ray Adams)                         (Principal Financial Officer)                            March 1, 1996


 /s/ Christopher D. Cassard                Corporate Controller
-----------------------------
    (Christopher D. Cassard)               (Principal Accounting Officer)                           March 1, 1996


 /s/ C. Lee Emerson                        Director                                                 March 1, 1996
--------------------------
    (C. Lee Emerson)


 /s/ V. Neil Fulton                        Director                                                 March 1, 1996
--------------------------
    (V. Neil Fulton)


 /s/ Edward C. Gendron                     Director                                                 March 1, 1996
--------------------------
   (Edward C. Gendron)


 /s/ Robert W. Keener                      Director                                                 March 1, 1996
--------------------------
   (Robert W. Keener)


 /s/ Richard G. Landis                     Director                                                 March 1, 1996
--------------------------
   (Richard G. Landis)


 /s/ James A. Maggetti                     Director                                                 March 1, 1996
--------------------------
    (James A. Maggetti)


 /s/ John A. Sproul                        Director                                                 March 1, 1996
--------------------------
    (John A. Sproul)


 /s/ William Swindells                     Director                                                 March 1, 1996
--------------------------
    (William Swindells)


                                                       42

DIRECTORS                              BOARD COMMITTEES                        CORPORATE OFFICERS

Thomas B. Boklund                      EXECUTIVE COMMITTEE                     Thomas B. Boklund
Chairman of the Board,                 Thomas B. Boklund, Chairman             Chairman of the Board,
  Chief Executive Officer,             C. Lee Emerson                            Chief Executive Officer,
  and President                        V. Neil Fulton                            and President
  Oregon Steel Mills, Inc.
                                                                               L. Ray Adams
C. Lee Emerson                         AUDIT COMMITTEE                         Vice President of Finance
Former Chairman of the Board,          Edward C. Gendron, Chairman               and Chief Financial Officer
  Oregon Steel Mills, Inc.             C. Lee Emerson
                                       V. Neil Fulton                          Christopher D. Cassard
V. Neil Fulton                         Robert W. Keener                        Corporate Controller
Former Vice President of Finance,      Richard G. Landis
  Oregon Steel Mills, Inc.             James A. Maggetti                       Joe E. Corvin
                                       John A. Sproul                          Senior Vice President of
Edward C. Gendron                      William Swindells                         Manufacturing and
Former Vice Chairman and                                                         Chief Operating Officer
  Chief Administrative Officer,
  Midland-Ross Corporation             COMPENSATION COMMITTEE                  Edward J. Hepp, Jr.
  (diversified manufacturer)           John A. Sproul, Chairman                Senior Vice President of
                                       C. Lee Emerson                            Commercial
Robert W. Keener                       V. Neil Fulton
Former Chief Executive Offier,          Edward C. Gendron                       Richard J. Kasten
Northwest Pipe Line Corporation        Robert W. Keener                        Vice President of Market
  (natural gas                         Richard G. Landis                         Development and Technical
  transmission system)                 James A. Maggetti                         Support
                                       William Swindells
Richard G. Landis                                                              Lanelle F. Lee
Former President, Pacific Area of                                              Secretary
  R.J. Reynolds Industries, Inc.
  (diversified tobacco, food and                                               Jack C. Longbine
  beverage company)                                                            Vice President of Employee
                                                                                 Resources
James A. Maggetti
Vice Chairman of the Board,                                                    Robert R. Mausshardt
Napa Valley Bancorp (bank                                                      Vice President of Marketing,
  holding company)                                                               Tubular Products

John A. Sproul                                                                 Steven M. Rowan
Former Executive Vice President,                                               Vice President of Materials
  Pacific Gas and Electric                                                       and Transportation
  Company (public utility)
                                                                               Jeff S. Stewart
William Swindells                                                              Treasurer
Chairman of the Board
  Willamette Industries

                                       CORPORATE INFORMATION

PRINCIPAL CORPORATE OFFICE             PRINCIPAL SUBSIDIARIES                  FINANCIAL INFORMATION

Oregon Steel Mills, Inc.               Camrose Pipe Company                    Investors, stockbrokers, security
1000 Broadway Building                 CF&I Steel, L.P.                        analysts and others desiring
Suite 2200                             Napa Pipe Corporation                   financial information about the
1000 S.W. Broadway                     Oregon Steel Mills-Fontana              Company should contact Vicki
Portland, OR  97205                       Division, Inc.                       Tagliafico, Director of Investor
                                                                               Relations, (503) 240-5776
STOCK TRANSFER AGENT AND               ANNUAL MEETING
  REGISTRAR                            The Annual Meeting of                   COMPANY NEWS ON-CALL
First Interstate Bank of               Stockholders will be in Portland,       800-758-5804, Ext. 664475
Washington                             Oregon on April 25, 1996.
Trust Financial Services               Formal notice of the meeting will       STOCK EXCHANGE LISTING
P.O. Box 21927                         be mailed in advance.                   New York Stock Exchange
Seattle, WA  98111                                                             Symbol: OS