Form 10-K/A
period 1995-12-31
OREGON STEEL MILLS INC
filed 1996-04-04
CIK 830260

- ----------------------------------------------------------------------
                SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

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

- ----------------------------------------------------------------------
                       OREGON STEEL MILLS, INC.
                          TABLE OF CONTENTS
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

PRODUCTS

OVERVIEW

     The following table sets forth for the periods indicated the tonnage shipped and the Company's total shipments by product class.

                                               TONS SHIPPED
                                    ----------------------------------
        Product                        1995        1994        1993(1)
        -------                     ---------    ---------    --------
Oregon Steel Division:
   Commodity Plate.................   136,200      269,400     278,900
   Specialty Plate.................   159,700      154,700     157,300
   Large Diameter Pipe.............   223,000      356,300     248,600
   ERW Pipe........................    48,400       94,900      75,100
   Semifinished....................   196,200       45,400      18,400
                                    ---------    ---------   ---------
      Total Oregon Steel Division..   763,500      920,700     778,300
                                    ---------    ---------   ---------
CF&I Steel Division(1):
   Rail............................   240,700      250,500     186,200
   Rod, Bar and Wire...............   271,300      379,300     346,100
   Seamless Pipe...................   116,100      130,000      85,300
   Semifinished....................    12,100        5,800       7,100
                                    ---------    ---------   ---------
      Total CF&I Steel Division....   640,200      765,600     624,700
                                    ---------    ---------   ---------
      Total Company                 1,403,700    1,686,300   1,403,000
                                    =========    =========   =========
- -----------
(1) Results for 1993 include the results of operations of the Pueblo Mill from the date of the CF&I acquisition on March 3, 1993.

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

- --------------
(1)  Excluding provision for rolling mill closures in 1994.
(2)  The 1994 amounts have been restated to reflect proceeds from a subsidiary's issuance of stock as minority interest.  See Note 3 to the Consolidated Financial Statements.

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

- ------------
(1) The 1994 amounts have been restated to reflect proceeds from a subsidiary's issuance of stock as minority interest.  See Note 3 to the Consolidated Financial Statements.
(2) Excludes insurance proceeds of approximately $4 million received in the second quarter of 1995 as reimbursement of lost profits resulting from lost production and start-up delays at the Pueblo Mill caused by an explosion that occurred during the third quarter of 1994.



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

                                            OREGON STEEL MILLS, INC.
                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                         FOR THE YEARS ENDED DECEMBER 31
                                                 (IN THOUSANDS)
                                                               COLUMN C
                                        COLUMN B        ------------------------                        COLUMN E
                                        ----------       ADDITIONS                                     ----------
    COLUMN A                            BALANCE AT      CHARGED TO      CHARGED        COLUMN D        BALANCE AT
- ----------------                        BEGINNING        COSTS AND      TO OTHER      ----------         END OF
  CLASSIFICATION                        OF PERIOD        EXPENSES       ACCOUNTS      DEDUCTIONS         PERIOD
- ----------------                        ---------       ----------      --------      ----------       ----------
   1995
   ----
Allowance for doubtful accounts.......  $  2,063        $   148         $   (138)     $   (168)        $   1,905

Provision for rolling mill closures:
  Inventories.........................  $  2,792              -                -      $ (1,292)(1)     $   1,500
  Property, plant and equipment.......  $ 17,994              -                -      $(10,509)(1)     $   7,485
  Other assets........................  $     78              -                -             -         $      78

  1994 (3)
  ----
Allowance for doubtful accounts.......  $  1,906        $   488                -      $   (331)        $   2,063

Provision for rolling mill closures:
  Inventories.........................         -        $ 2,792                -             -         $   2,792
  Property, plant and equipment                -        $17,994                -             -         $  17,994
  Other assets........................         -        $    78                -             -         $      78

  1993
  ----
Allowance for doubtful accounts.......   $   926        $   764         $    463(2)   $   (247)        $   1,906

- ------------------

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

- ---------------

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

                 SIGNATURES REQUIRED FOR FORM 10-K/A

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oregon Steel Mills, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        OREGON STEEL MILLS, INC.
                                        (Registrant)


                                        By   /s/ L. Ray Adams
                                        --------------------------
                                        Chief Financial Officer