Form 10-Q
period 1996-03-31
OREGON STEEL MILLS INC
filed 1996-05-09
CIK 830260

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON DC  20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1996
                                ------------------------------------

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
                             Yes  X    No
                                 ----     ----

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 Par Value              19,421,614
   ----------------------------        -----------------------------
           Class                        Number of Shares Outstanding
                                          (as of April 30, 1996)

                       OREGON STEEL MILLS, INC.
                              INDEX


                                                                  Page
                                                                  ----
PART I.   FINANCIAL  INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                      March 31, 1996 (unaudited)
                      and December 31, 1995 . . . . . . . . .        2

                    Consolidated Statements of Income
                       (unaudited)
                       Three months ended March 31, 1996
                       and 1995 . . . . . . . . .  . . . . . .       3

                    Consolidated Statements of Cash Flows
                       (unaudited)
                       Three months ended March 31, 1996
                       and 1995 . . . . . .. . . . .  . . . .        4

                    Notes to Consolidated Financial
                      Statements (unaudited). . .  . . . . .        5

          Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations . . . . . . . . . . . . . .    6 - 9


PART II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a
                    Vote of Security Holders  . . . . . . . .       10

          Item 6.   Exhibits and Reports on Form 8-K  . . . .       10


SIGNATURES          . . . . . . . . . . . . . . . . . . . . .       10

                       OREGON STEEL MILLS, INC.
                     CONSOLIDATED BALANCE SHEETS
                           (In thousands)


                                         March 31,
                                            1996        December 31,
                                        (Unaudited)         1995
                                        -----------     ------------
                            ASSETS
Current assets:
  Cash and cash equivalents              $   1,738       $     644
  Trade accounts receivable, net            98,170          80,520
  Inventories                              115,201         141,310
  Deferred tax asset                         9,856           9,461
  Other current assets                       3,222           4,845
                                         ---------       ---------
     Total current assets                  228,187         236,780
                                         ---------       ---------

Property, plant and equipment:
  Land and improvements                     29,428          28,471
  Buildings                                 37,151          37,126
  Machinery and equipment                  385,495         376,217
  Construction in progress                 194,821         171,487
                                         ---------       ---------
                                           646,895         613,301
  Accumulated depreciation                (124,887)       (118,147)
                                         ---------       ---------
                                           522,008         495,154
                                         ---------       ---------
Excess of cost over net assets
  acquired                                  41,290          41,555
Other assets                                32,716          31,777
                                         ---------       ---------
                                         $ 824,201       $ 805,266
                           LIABILITIES
Current liabilities:
  Current portion of long-term debt      $   6,201       $   4,576
  Short-term debt                            2,835               -
  Accounts payable                          82,275          85,360
  Accrued expenses                          32,831          31,391
                                         ---------       ---------
     Total current liabilities             124,142         121,327
Long-term debt                             320,660         312,679
Deferred employee benefits                  17,305          17,044
Other deferred liabilities                  36,000          36,331
Deferred income taxes                       18,938          15,470
                                         ---------       ---------
                                           517,045         502,851
                                         ---------       ---------
Minority interests                          36,447          35,625
                                         ---------       ---------
Commitments and contingencies
  (Notes 4 and 5)

                    STOCKHOLDERS' EQUITY

Common stock                                   194             194
Additional paid-in capital                 150,826         150,826
Retained earnings                          123,101         119,302
Cumulative foreign currency
  translation adjustment                    (3,412)         (3,532)
                                         ---------       ---------
                                           270,709         266,790
                                         ---------       ---------
                                         $ 824,201       $ 805,266
                                         =========       =========

  The accompanying notes are an integral part of the consolidated financial statements.

                       OREGON STEEL MILLS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except tonnage and per share amounts)
                            (Unaudited)

                                         Three Months Ended March 31,
                                         ----------------------------
                                             1996             1995
                                         -----------       ----------

Sales                                      $205,489         $187,017

Costs and expenses:
  Cost of sales                             176,905          170,278
  Selling, general and administrative
    expenses                                 11,414           10,829
  Contribution to employee stock
    ownership plan                                -              334
  Profit participation                        1,869              735
                                           --------         --------
         Operating income                    15,301            4,841

Other income (expense):
  Interest and dividend income                  111               68
  Interest expense                           (3,872)          (1,883)
  Minority interests                           (788)             (96)
  Other, net                                    (87)             150
                                           --------         ---------
         Income before income taxes          10,665            3,080
Income tax expense                           (4,147)          (1,170)
                                           --------         --------
         Net income                        $  6,518         $  1,910
                                           ========         ========

Net income per share                           $.33             $.10

Dividends declared per common share            $.14             $.14

Weighted average common shares
  and common share equivalents
  outstanding                                20,020           20,005

Tonnage sold                                407,900          395,100

   The accompanying notes are an integral part of the consolidated financial statements.

                        OREGON STEEL MILLS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                            (Unaudited)

                                          Three Months Ended March 31,
                                          ----------------------------
                                             1996              1995
                                          ---------          ---------
Cash flows from operating activities:
  Net income                              $  6,518           $  1,910
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization          7,131              5,116
      Deferred income taxes                  3,818              1,980
      Accrual for contribution of
        common stock to employee stock
        ownership plan                           -                333
      Minority interests' share of income      823                240
      Other, net                               170                 87
      Changes in current assets and
        liabilities                         10,928             21,058
                                          --------           --------
  NET CASH PROVIDED BY OPERATING
    ACTIVITIES                              29,388             30,724
                                          --------           --------

Cash flows from investing activities:
  Additions to property, plant
    and equipment                          (36,878)           (38,321)
  Other, net                                  (831)              (484)
                                          --------           --------
  NET CASH USED IN INVESTING ACTIVITIES    (37,709)           (38,805)
                                          --------           --------

Cash flows from financing activities:
  Net payments under Canadian
    revolving loan facility                 (3,913)            (1,590)
  Net proceeds from Senior Credit
    Facilities                              17,600             10,000
  Other reductions of debt                  (1,281)            (1,165)
  Dividends paid                            (2,719)            (2,713)
  Other, net                                  (280)               (47)
                                          --------           --------
  NET CASH PROVIDED BY FINANCING
    ACTIVITIES                               9,407              4,485
                                          --------           --------

Effects of foreign currency exchange
  rate changes on cash                           8                179
                                          --------           --------
Net increase (decrease) in cash
  and cash equivalents                       1,094             (3,417)
Cash and cash equivalents at
  beginning of period                          644              5,039
                                          --------           --------
Cash and cash equivalents at
  end of period                           $  1,738           $  1,622
                                          ========           ========


Supplemental disclosures of
  cash flow information:
  Cash paid (received) for:
    Interest                                $6,889             $3,293
    Income taxes                                (8)              (148)

NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
At March 31, 1996 and 1995, the Company had financed property, plant and equipment with accounts payable of $24.2 million and $12.2 million, respectively.

   The accompanying notes are an integral part of the consolidated financial statements.

                     OREGON STEEL MILLS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform with current period presentation.

     The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 1995 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

2.   Inventories
     -----------

     Inventories consist of:
                                        March 31,         December 31,
                                          1996                1995
                                        ---------         ------------
                                              (In thousands)

     Raw materials                      $ 21,338             $ 31,520
     Semifinished product                 32,811               51,770
     Finished product                     38,911               38,111
     Stores and operating supplies        22,141               19,909
                                        --------             --------
        Total Inventory                 $115,201             $141,310
                                        ========             ========


3.   Common Stock
     ------------

     On April 25, 1996, the Board of Directors declared a quarterly cash dividend of 14 cents per share to be paid May 31, 1996, to stockholders of record as of May 10, 1996.

4.   Contingencies
     -------------

     ENVIRONMENTAL. The Company has a reserve of $2.6 million at March 31, 1996 for environmental remediation relating to the Napa pipe mill. The Company's 87 percent owned New CF&I, Inc. subsidiary owns a 95.2 percent interest in a Pueblo, Colorado steel mill, CF&I Steel, L.P. ("CF&I"). In connection with CF&I's acquisition of certain assets from CF&I Steel Corporation in 1993, CF&I established a reserve of $36.7 million for environmental remediation. At March 31, 1996, CF&I had a reserve of $35.4 million, of which $33.8 million is classified as non-current in other deferred liabilities in the consolidated balance sheet.

5.   Commitments
     -----------

     During 1994 the Company began construction of various capital improvement projects at both its Portland, Oregon and Pueblo, Colorado steel mills. Commitments for expenditures related to the completion of these projects were $70.6 million at March 31, 1996.

                       OREGON STEEL MILLS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- -------

     The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its wholly-owned and majority-owned subsidiaries Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), 87 percent owned New CF&I, Inc. which owns a 95.2 percent interest in CF&I Steel, L.P., and certain other insignificant subsidiaries.

     The Company is organized into two business units known as the Oregon Steel Division and the CF&I Steel Division. The Oregon Steel Division is centered on the Company's steel plate minimill in Portland, Oregon. It includes the Company's large diameter pipe finishing facility in Napa, California, the large diameter and electric resistance welded pipe facility in Camrose, Alberta, and the steel plate rolling mill in Fontana, California until the first quarter of 1995 when it ceased shipments. The CF&I Steel Division consists of the steelmaking and finishing facilities of CF&I located in Pueblo, Colorado, as well as certain related operations.

Results of Operations
- ---------------------

The following table sets forth tonnage sold, sales and average selling price per ton by division:

                                             Three Months Ended
                                                  March 31,
                                         --------------------------
                                           1996             1995
                                         ---------        ---------
Total tonnage sold:
    Oregon Steel Division:
      Plate products                       81,800           92,000
      Welded pipe products                 70,400           53,300
      Semifinished products                     -           57,600
    CF&I Steel Division                   255,700          192,200
                                          -------          -------
         Total                            407,900          395,100
                                          =======          =======

Sales (in thousands):
    Oregon Steel Division                $ 92,846         $ 99,330
    CF&I Steel Division                   112,643           87,687
                                         --------         --------
         Total                           $205,489         $187,017
                                         ========         ========

Average selling price per ton:
    Oregon Steel Division                    $610             $490
    CF&I Steel Division                      $441             $456
         Company average                     $504             $473

- ---------------------

     Sales for the first quarter of 1996 of $205.5 million increased
9.9 percent from sales of $187 million in the first quarter of 1995. Shipments increased 3.2 percent to 407,900 tons in the first quarter of 1996 from 395,100 tons in the corresponding 1995 period. The increase in sales and shipments was primarily due to increased shipments of rail, oil country tubular goods ("OCTG") and rod products manufactured by the CF&I Steel Division, offset in part by a decline in shipments of plate products and the absence of sales of semifinished products by the Oregon Steel Division. Selling prices in the first quarter of 1996 averaged $504 per ton versus $473 per ton in the first quarter of 1995. The increase in average selling price is due to several factors including increased sales of rail and OCTG products and the absence of sales of semifinished products which generally have the lowest selling price of any of the Company's products. Of the $18.5 million sales increase, $12.5 million was the result of higher average selling prices and $6 million was the result of volume increases.

                       OREGON STEEL MILLS, INC.

     The Company's Oregon Steel Division shipped 152,200 tons of product at an average selling price of $610 per ton during the first quarter of 1996 compared to 202,900 tons of product at an average selling price of $490 per ton during the first quarter of 1995. This decline in shipments, as well as the increase in average selling price, were primarily due to the absence of sales of semifinished products during the first quarter of 1996. Welded pipe shipments from the Napa and Camrose pipe mills were 70,400 tons in 1996 compared to 53,300 tons in 1995. During the first quarter of 1996, the Oregon Steel Division did not ship any semifinished products compared to 57,600 tons shipped in the first quarter of 1995. Shipments of plate products during the first quarter of 1996 were 81,800 tons compared to 92,000 tons in 1995. The 1995 quarter included 15,600 tons of plate shipments from the now closed Fontana plate mill. Demand for the Company's plate products remained strong during the first quarter of 1996 compared to the fourth quarter of 1995.

     The CF&I Steel Division shipped 255,700 tons of product at an average selling price of $441 per ton during the first quarter of 1996 compared to 192,200 tons of product at an average selling price of $456 per ton during the first quarter of 1995. The CF&I Steel Division experienced strong shipments in rail and OCTG products during the first quarter of 1996, 95,100 tons and 40,700 tons, respectively, compared to 78,600 tons of rail and 28,900 tons of OCTG in the first quarter of 1995. Shipments of rail products have generally been the highest in the first quarter of the year. The decrease in average selling prices was due in part to the higher proportion of sales represented by lower priced rod and bar products and lower selling prices for most of CF&I's products compared to the first quarter of 1995. Shipments of rod and bar products increased 41 percent to 97,100 tons in the first quarter of 1996 compared to 68,800 tons in 1995.

     Gross profit for the first quarter of 1996 was 13.9 percent, compared to 9 percent for the first quarter of 1995. Gross profit margins were positively impacted by increased shipments of rail, OCTG and rod products, and the elimination of sales of semifinished products. In addition, the Company ceased rolling plate at its Fontana plate mill in the fourth quarter of 1994, and costs were incurred during the first quarter of 1995 for shipping remaining inventory, winding down of operations and removal of supplies and equipment. Costs incurred in the first quarter of 1995 in connection with the closure of the Fontana Plate Mill adversely affected gross profit for that quarter by $1.7 million. Further, the Company estimates that expenses associated with the CF&I capital improvement program were approximately $3 million in the first quarter 1995.
These expenses related to the start-up of CF&I's new rod and bar mill, the conversion from ingot to continuous casting for the rail mill and improvements to the steelmaking process, including a new ladle refining furnace, a vacuum degassing unit and caster modifications.

     Selling, general and administrative expenses for the three months ended March 31, 1996 increased $585,000 or 5.4 percent from the corresponding period in 1995, but decreased as a percentage of sales from 5.8 percent in the first quarter of 1995 to 5.6 percent in the first quarter of 1996. The dollar amount increase was primarily due to increased shipping expense as a result of increased tons shipped in the first quarter of 1996 compared to the corresponding 1995 period.

     There was no contribution to the Company's ESOP during the first quarter of 1996, compared to a contribution of $334,000 in the first quarter of 1995. Profit participation plan expense was $1.9 million for the first quarter of 1996 compared to $735,000 for the first quarter 1995. The increase in 1996 profit participation plan expense reflects the increased profitability of the Company in 1996.

     Total interest costs for the three months ended March 31, 1996 were $7.5 million compared to $4.8 million for the corresponding 1995 period. The higher interest cost is primarily the result of the debt incurred to fund the capital expenditure programs. Of the $7.5 million of interest cost in the first quarter of 1996, $3.6 million was capitalized as part of construction in progress, compared to $2.9 million capitalized in the corresponding 1995 period.

     The Company's effective income tax rates were 39 percent and 38 percent for the three months ended March 31, 1996 and 1995, respectively.

                       OREGON STEEL MILLS, INC.

Liquidity and Capital Resources
- -------------------------------

     Cash flow from operations for the three months ended March 31, 1996 was $29.4 million compared to $30.7 million in the corresponding 1995 period. The major items affecting this $1.3 million decrease were increased accounts receivable ($20.6 million) and a lower increase in accrued expenses ($4.6 million). These cash uses were partially offset by increased net income ($4.6 million), reduced inventories ($8.7 million), a decrease in the reduction of accounts payable ($2.7 million), and increased depreciation and amortization ($2 million).

     Net working capital at March 31, 1996 decreased $11.4 million from December 31, 1995 due to a $8.6 million decrease in current assets, principally inventory, and a $2.8 million increase in current liabilities, principally short-term debt.

     In December 1994 the Company entered into a Credit Agreement (the "Credit Agreement"), which provides for collateralized borrowing of up to $297 million from a group of banks ("Lender Banks"). Use of the Credit Agreement is to fund capital expenditures, for general corporate purposes and for working capital. The Credit Agreement is comprised of (i) a $197 million term loan facility ("Term Loan") which may be drawn at any time through December 31, 1996; and (ii) up to a $100 million revolving loan facility ("Revolving Loan"), which may be drawn and repaid at any time through December 31, 1997 based upon the Company's accounts receivable and inventory balances. By mutual agreement of the Company and the Lender Banks, the Revolving Loan may be extended for two additional one-year periods through December 31, 1999.

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

     The Credit Agreement is collateralized by substantially all of the Company's consolidated inventory and accounts receivable, except those of Camrose. In addition, the Company has pledged as collateral its material loans receivable from its subsidiaries and the stock of certain material subsidiaries. Amounts outstanding under the Credit Agreement are guaranteed by certain subsidiaries of the Company. The Credit Agreement contains various restrictive covenants including a minimum current asset to current liability ratio; minimum interest coverage ratio; minimum ratio of cash flow to scheduled maturities of long-term debt, interest and taxes; minimum tangible net worth; a maximum ratio of long-term debt to total capitalization; and restrictions on capital expenditures, liens, investments and additional indebtedness.

     At March 31, 1996, $196.9 million was outstanding under the Term Loan and $76 million was outstanding under the Revolving Loan. The Company has entered into interest rate swap agreements with banks, as required by the Credit Agreement to reduce the impact of unfavorable changes in interest rates on its debt.

     The Credit Agreement was amended as of September 30, 1995 and as of December 31, 1995 to, among other things, modify the interest coverage ratio covenant and certain other restrictive covenants, and to facilitate the Company's ability to pursue other or additional financing alternatives. The amendments to the interest coverage ratio were needed for the Company to remain in compliance with certain financial covenants in the Credit Agreement in light of lower than anticipated earnings and higher than anticipated borrowings under the Credit Agreement.

                       OREGON STEEL MILLS, INC.

     Term debt of $67.5 million was incurred by CF&I as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is uncollateralized and is payable over ten years with interest at 9.5 percent. As of March 31, 1996, the outstanding balance on the debt was $54 million, of which $47.8 million was classified as long-term debt.

     The Company has an uncollateralized and uncommitted revolving line of credit with a bank which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At March 31, 1996, $12.5 million was restricted under outstanding letters of credit. In addition, the Company has a $4 million uncollateralized and uncommitted revolving credit line with a bank which is restricted to use for letters of credit. At March 31, 1996, $2.1 million was restricted under outstanding letters of credit.

     Camrose maintains an $18 million (Canadian dollars) revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose and borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. The facility expires on January 3, 1997. Depending on Camrose's election at the time of borrowing, interest is payable based on (1) the bank's Canadian dollar prime rate, (2) the bank's U.S. dollar prime rate or (3) LIBOR. As of March 31, 1996, Camrose had $2.8 million outstanding under the facility.

     The Company's working capital needs and completion of the capital improvement program and certain other projects will require the continued availability of funds from operations, borrowings under the Credit Agreement and other sources of financing. To enhance its ability to implement the capital improvement program as scheduled and its flexibility in financing that program, the Company is actively exploring additional and alternative sources of financing to supplement or replace the Credit Agreement. In that regard, the Company filed registration statements with the Securities and Exchange Commission on April 8, 1996 to register for sale to the public approximately six million shares of its common stock and approximately $235 million principal amount of first mortgage notes. In connection with these proposed public financings, the Company expects amounts outstanding under the Credit Agreement will be repaid in full and the Credit Agreement will be amended to provide a $125 million principal amount revolving credit line collateralized by accounts receivable and inventory. There is no assurance that the proposed public offerings will be completed or that the terms of such offerings will not differ materially from those described above. In addition, there is no assurance the Credit Agreement will be amended in the manner described above.

     The Credit Agreement requires, and debt instruments related to additional financing may require, that the Company and its subsidiaries comply with various financial tests and impose, and will impose, restrictions affecting, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens on assets, make loans or investments, pay dividends and effect other corporate actions. Furthermore, the continued availability of borrowings under the Credit Agreement will require a significant reduction in the Company's ratio of debt to total capitalization. As a result, there is no assurance that borrowings will be available under the Credit Agreement or that sufficient funds otherwise will be available, whether from bank financing, public debt or equity securities offerings or otherwise, to complete the capital improvement program or meet the Company's other cash needs. Failure to obtain required financing would, among other things, delay or prevent some portions of the capital improvement program and other capital expenditures from being initiated or completed, which would have a material adverse effect on the Company.

     CAPITAL EXPENDITURES. In the first quarter of 1996 the Company expended approximately $11.4 million on the capital program at CF&I and $24.2 million on the Steckel combination rolling mill (the "Combination Mill") at the Portland steel minimill. In addition to the Combination Mill, the Company has expended approximately $1.3 million during the first quarter of 1996 for capital projects at its Oregon Steel Division manufacturing facilities for recurring upgrade projects to the present facilities and equipment.

                       OREGON STEEL MILLS, INC.

PART II  OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            The Annual Meeting of Stockholders of the Company was held on April 25, 1996.

            At the meeting, the following nominees were approved by the stockholders as Class B directors. The corresponding number of votes set opposite their respective names were:

            Name of Nominee        Yes Votes        Withheld Authority
                                                         to Vote
            ---------------        ---------        ------------------

            C. Lee Emerson         16,890,587            136,344
            Edward C. Gendron      16,916,183            110,748
            William Swindells      16,920,003            106,928

            The terms of office for the following directors continued after the meeting. Thomas B. Boklund, V. Neil Fulton, Robert W. Keener, Richard G. Landis, James A. Maggetti, and John A. Sproul.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            (a)  Exhibits

                 11.0     Statement Regarding Computation of Per Share
                          Earnings
                 27.0     Financial Data Schedule

            (b)  Reports on Form 8-K

                 During the quarter ended March 31, 1996, no reports on Form 8-K were filed by the Company.



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OREGON STEEL MILLS, INC.




Date:  May 8, 1996                  /s/ Christopher D. Cassard
                                    --------------------------
                                      Christopher D. Cassard
                                       Corporate Controller
                                    (Principal Accounting Officer)