Form 10-Q
period 1996-06-30
OREGON STEEL MILLS INC
filed 1996-08-09
CIK 830260

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON DC  20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1996
                                ------------------------------------

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
                             Yes  X    No
                                 ----     ----

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 Par Value              25,693,471
   ----------------------------        -----------------------------
           Class                        Number of Shares Outstanding
                                          (as of July 31, 1996)

                       OREGON STEEL MILLS, INC.
                              INDEX


                                                                  Page
                                                                  ----
PART I.   FINANCIAL  INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                      June 30, 1996 (unaudited)
                      and December 31, 1995 . . . . . . . . .        2

                    Consolidated Statements of Income
                       (unaudited)
                       Three and six months ended June 30, 1996
                       and 1995 . . . . . . . . .  . . . . . .       3

                    Consolidated Statements of Cash Flows
                       (unaudited)
                       Six months ended June 30, 1996
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

          Item 2.   Changes in Securities  . . . . . . . . .        11

          Item 6.   Exhibits and Reports on Form 8-K  . . . .       11


SIGNATURES          . . . . . . . . . . . . . . . . . . . . .       11

                       OREGON STEEL MILLS, INC.
                     CONSOLIDATED BALANCE SHEETS
                           (In thousands)

                                        June 30,
                                         1996             December 31,
                                      (Unaudited)             1995
                                      -----------         ------------
                           ASSETS
Current assets:
   Cash and cash equivalents           $  14,654           $     644
   Trade accounts receivable, net         75,871              80,520
   Inventories                           117,693             141,310
   Deferred tax asset                      9,856               9,461
   Other current assets                    7,186               4,845
                                       ---------           ---------
      Total current assets               225,260             236,780
                                       ---------           ---------

Property, plant and equipment:
   Land and improvements                  29,498              28,471
   Buildings                              37,352              37,126
   Machinery and equipment               386,815             376,217
   Construction in progress              227,195             171,487
                                       ---------           ---------
                                         680,860             613,301
   Accumulated depreciation             (131,565)           (118,147)
                                       ---------           ---------
                                         549,295             495,154
                                       ---------           ---------
Excess of cost over net assets
  acquired                                41,002              41,555
Other assets                              39,659              31,777
                                       ---------           ---------
                                       $ 855,216           $ 805,266
                                       =========           =========
                        LIABILITIES
Current liabilities:
   Current portion of long-term debt   $   6,201           $   4,576
   Short-term debt                         3,129                   -
   Accounts payable                       70,093              85,360
   Accrued expenses                       38,162              31,391
                                       ---------           ---------
      Total current liabilities          117,585             121,327
Long-term debt                           282,760             312,679
Deferred employee benefits                17,518              17,044
Other deferred liabilities                35,126              36,331
Deferred income taxes                     21,655              15,470
                                       ---------           ---------
                                         474,644             502,851
                                       ---------           ---------
Minority interests                        36,557              35,625
                                       ---------           ---------
Commitments and contingencies
  (Notes 4 and 5)

                STOCKHOLDERS' EQUITY
Common stock                                 254                 194
Additional paid-in capital               222,757             150,826
Retained earnings                        124,506             119,302
Cumulative foreign currency
  translation adjustment                  (3,502)             (3,532)
                                        -------            --------
                                         344,015             266,790
                                        --------            --------
                                       $855,216            $805,266
                                        ========            ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                            OREGON STEEL MILLS, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                            (In thousands, except tonnage and per share amounts)
                                                  (Unaudited)
                                             Three Months Ended June 30,              Six Months Ended June 30,
                                             ---------------------------              -------------------------
                                                1996             1995                    1996           1995
                                             ----------       ----------              ----------     ----------
Sales                                         $174,058         $155,107                $379,547       $342,124
Costs and expenses:
   Cost of sales                               151,291          131,380                 328,196        301,658
   Selling, general and
      administrative expenses                   11,091           10,422                  22,505         21,251
   Contribution to employee
      stock ownership plan                           -              334                       -            668
   Profit participation                          1,730            1,991                   3,599          2,726
                                              --------         --------                --------       --------
         Operating income                        9,946           10,980                  25,247         15,821

Other income (expense):
   Interest and dividend income                    121               57                     232            125
   Interest expense                             (2,799)          (2,240)                 (6,671)        (4,123)
   Loss on termination of interest
      rate swap agreements (Note 7)             (1,233)               -                  (1,233)             -
   Minority interests                             (110)             162                    (899)            66
   Other, net                                      648              458                     562            608
                                              --------         --------                --------       --------
         Income before income taxes              6,573            9,417                  17,238         12,497
Income tax expense                              (2,450)          (3,671)                 (6,597)        (4,841)
                                              --------         --------                --------       --------
         Net income                           $  4,123         $  5,746                $ 10,641       $  7,656
                                              ========         ========                ========       ========

Primary and fully diluted net income
   per common and common
   equivalent share                               $.20            $.29                     $.52           $.38

Dividends declared per common share               $.14            $.14                     $.28           $.28

Weighted average common shares
   and common share equivalents
   outstanding                                  20,753          20,020                   20,387         20,013

Tonnage sold                                   342,100         277,200                  749,900        672,300

               The accompanying notes are an integral part of the consolidated financial statements.

                                              OREGON STEEL MILLS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                    (Unaudited)
                                                                                        Six Months Ended June 30,
                                                                                        -------------------------
                                                                                           1996           1995
                                                                                        ----------     ----------
Cash flows from operating activities:
  Net income                                                                            $  10,641       $  7,656
Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
       Depreciation and amortization                                                       14,294         11,101
       Deferred income tax provision                                                        6,814          2,522
       Accrual for contribution of common stock
         to employee stock ownership plan                                                       -            667
       Minority interests' share of income                                                    933            (30)
       Other, net                                                                            (266)        (1,846)
       Changes in current assets and
         liabilities                                                                       27,089         40,977
                                                                                        ---------       --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                59,505         61,047
                                                                                        ---------       --------

Cash flows from investing activities:
  Additions to property, plant and equipment                                              (78,733)       (70,644)
  Other, net                                                                                 (238)          (420)
                                                                                        ---------       --------
  NET CASH USED BY INVESTING ACTIVITIES                                                   (78,971)       (71,064)
                                                                                        ---------       --------

Cash flows from financing activities:
  Net borrowings (payments) under Canadian bank
    revolving loan facility                                                                (3,583)         2,807
  Proceeds from long-term bank debt                                                        26,603         10,000
  Payments on long-term debt                                                             (283,181)        (2,358)
  Net proceeds from issuance of 11% First Mortgage Notes                                  227,149              -
  Net proceeds from issuance of common stock                                               71,992              -
  Dividends paid                                                                           (5,438)        (5,432)
  Other, net                                                                                  (68)           (59)
                                                                                        ---------       --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                                33,474          4,958
                                                                                        ---------       --------

Effects of foreign currency exchange rate changes on cash                                       2            204
                                                                                        ---------       --------
Net increase (decrease) in cash and cash equivalents                                       14,010         (4,855)
Cash and cash equivalents at beginning of period                                              644          5,039
                                                                                        ---------       --------
Cash and cash equivalents at end of period                                              $  14,654       $    184
                                                                                        =========       ========

Supplemental disclosures of cash flow information:
   Cash paid for:
      Interest                                                                          $  15,610       $  9,277
      Income taxes                                                                      $   2,060       $    505

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

At June 30, 1996 and June 30, 1995, the Company had financed property, plant and equipment with accounts payable of
$16.3 million and $19.9 million, respectively.

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

2.    Inventories
      -----------

      Inventories consist of:

                               June 30,          December 31,
                                 1996                1995
                               --------          ------------
                                     (In thousands)

      Raw materials            $ 24,632            $ 31,520
      Semi-finished product      37,276              51,770
      Finished product           35,568              38,111
      Stores and operating
         supplies                20,217              19,909
                               --------            --------
           Total inventory     $117,693            $141,310
                               ========            ========

3.    Common Stock
      ------------

      On July 25, 1996, the Board of Directors declared a quarterly cash dividend of 14 cents per share to be paid August 31, 1996, to stockholders of record as of August 9, 1996. See Notes 6 and 8 for discussion of issuance of common stock.

4.    Contingencies
      -------------

      ENVIRONMENTAL. The Company has a reserve of $2.5 million at June 30, 1996 for environmental remediation relating to the Napa pipe mill. The Company's 87 percent owned New CF&I, Inc. subsidiary owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill. In connection with CF&I's acquisition of certain assets from CF&I Steel Corporation in 1993, CF&I established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year, post-closure permit with two ten-year renewals to CF&I which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At June 30, 1996, CF&I had a reserve of $35.3 million, of which $33.3 million is classified as non-current in other deferred liabilities in the consolidated balance sheet.

5.    Commitments
      -----------

      During 1994 the Company began construction of various capital improvement projects at both its Portland, Oregon and Pueblo, Colorado steel mills. Commitments for expenditures related to the completion of these projects were $35.7 million at June 30, 1996.

6.    Public Offerings and Refinancing
      --------------------------------

      On June 19, 1996, the Company completed public offerings of an additional 6,000,000 shares of common stock at $12.75 per share and $235 million principal amount of 11% First Mortgage Notes
      (the "Notes") due 2003.   The proceeds from these offerings were
      $299.1 million, net of expenses and underwriting discounts. The Notes are guaranteed by two subsidiaries of the Company, New CF&I, Inc. and CF&I ("Guarantors"). The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company and the Guarantors. The Notes contain potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined.

      The proceeds from the common stock and debt offerings were used to repay in full borrowing under the Company's bank credit agreement (the "Old Credit Agreement"). The remaining proceeds will be used for capital expenditures and general corporate purposes.

      Concurrent with the public offerings, the Company amended and restated the Old Credit Agreement to establish a $125 million revolving credit facility (the "Amended Credit Agreement") collateralized by accounts receivable and inventory. The Amended Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio. Borrowings are limited to an amount equal to specified percentages of accounts receivable and inventory.

7.    Interest Rate Swap Agreements
      -----------------------------

      During June 1996, the Company incurred a $1.2 million pre-tax loss for terminating certain interest rate swap agreements. The swap agreements were terminated in conjunction with the repayment of borrowings under the Old Credit Agreement. At June 30, 1996, the Company had two interest rate swap agreements outstanding with commercial banks, having a notional amount of $25 million. These interest rate swap agreements were kept in force to reduce the impact of unfavorable changes in interest rates on bank borrowings expected to be incurred during the second half of 1996.

8.    Subsequent Event
      ----------------

      On July 9, 1996, the Company issued an additional 271,857 shares of common stock at $12.75 per share pursuant to an underwriter's over-allotment option in connection with the June 19, 1996 public offering of common stock. Net proceeds were approximately $3.3 million.

                      OREGON STEEL MILLS, INC.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General
- -------

      The following information contains forward-looking statements which involve certain risks and uncertainties. Actual results and events may differ significantly from those discussed in the forward-looking statements.

      The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its subsidiaries, wholly-owned Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), 87 percent owned New CF&I, Inc. ("New CF&I") which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"), and certain other insignificant subsidiaries.

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

Results of Operations
- ---------------------

The following table sets forth, by division, tonnage sold, sales and average selling price per ton:

                                                    Three Months Ended                  Six Months Ended
                                                         June 30,                            June 30,
                                                    -------------------                -------------------
                                                      1996       1995                    1996       1995
                                                    --------   --------                --------   --------
Total tonnage sold:
   Oregon Steel Division:
     Plate                                            69,400     73,200                 151,200    165,100
     Welded pipe                                      59,000     53,900                 129,400    107,200
     Semi-finished                                         -     43,300                       -    101,000
                                                    --------   --------                --------   --------
        Sub-Total                                    128,400    170,400                 280,600    373,300
                                                    --------   --------                --------   --------
   CF&I Steel Division:
     Rail                                             61,600     64,300                 156,800    142,900
     Rod/Bar/Wire                                    104,100     17,200                 216,800    101,900
     Seamless Pipe                                    34,000     25,300                  74,600     54,200
     Semi-finished                                    14,000          -                  21,100          -
                                                    --------   --------                --------   --------
        Sub-Total                                    213,700    106,800                 469,300    299,000
                                                    --------   --------                --------   --------
     Total                                           342,100    277,200                 749,900    672,300
                                                    ========   ========                ========   ========

Sales (in thousands):
   Oregon Steel Division                            $ 81,800   $ 92,970                $174,646   $192,300
   CF&I Steel Division                                92,258     62,137                 204,901    149,824
                                                    --------   --------                --------   --------
      Total                                         $174,058   $155,107                $379,547   $342,124
                                                    ========   ========                ========   ========

Average selling price per ton:
   Oregon Steel Division                                $637       $546                    $622       $515
   CF&I Steel Division                                  $432       $545(FN1)               $437       $488(FN1)
      Average                                           $509       $545(FN1)               $506       $503(FN1)

(FN1) Excludes insurance proceeds of approximately $4 million received in the second quarter of 1995 as reimbursement of lost profits resulting from lost production and startup delays at CF&I caused by an explosion that occurred during the third quarter of 1994.


                                                       7

                     OREGON STEEL MILLS, INC.

      Sales increased 12.2 percent to $174.1 million in the second quarter of 1996 and increased 10.9 percent to $379.5 million for the first six months of 1996, compared to the corresponding 1995 periods. Shipments increased 23.4 percent to 342,100 tons in the second quarter of 1996 and increased 11.5 percent to 749,900 tons in the first six months of 1996, compared to the corresponding 1995 periods. The increase in sales and shipments primarily was due to increased shipments of rod and bar products manufactured by the CF&I Steel Division, offset in part by the absence of sales of semi-finished products by the Oregon Steel Division. Rod and bar sales of $19.3 million and shipments of 58,100 tons were capitalized during the second quarter of 1995 when the rod and bar mill was in its pre-operational phase.

      Selling prices decreased $36 to $509 per ton for the second quarter of 1996 and increased $3 to $506 per ton for the first six months of 1996, compared to the corresponding 1995 periods. The changes in average selling price were due to several offsetting factors, principally increased sales of rod and bar products in 1996, which have significantly lower selling prices than other finished products, and the absence of sales of semifinished products at the Oregon Steel Division which generally have the lowest selling price of any of the Company's products. Of the $19 million sales increase in the second quarter of 1996, $35.4 million was the result of volume increases offset by $12.4 million resulting from lower average selling prices. An additional decline of $4 million was from proceeds of an insurance settlement in 1995 not recurring in 1996. Of the $37.4 million sales increase for the first six months of 1996, $2.3 million was the result of higher average selling prices and $39.1 million was the result of volume increases, again offset by the $4 million of 1995 insurance proceeds not recurring in 1996.

      The Oregon Steel Division shipped 128,400 and 280,600 tons of product at average selling prices of $637 and $622 per ton for the three month and six month periods ended June 30, 1996, respectively, compared to 170,400 and 373,300 tons of product at average selling prices of $546 and $515 per ton, respectively, during the corresponding 1995 periods. The decline in shipments, as well as the increase in average selling prices, were primarily due to the absence of sales of semifinished products during 1996. During the first six months of 1996, the Oregon Steel Division did not ship any semifinished products compared to 43,300 and 101,000 tons in the three and six month periods ended June 30, 1995, respectively. The first quarter of 1995 included 15,400 tons of plate shipped from the now closed Fontana plate mill.

      The CF&I Steel Division shipped 213,700 and 469,400 tons of product at an average selling price of $432 and $437 per ton during the three month and six month periods ended June 30, 1996. This compares to 106,800 and 299,000 tons of product at an average selling price of $545 and $488 per ton during the corresponding 1995 periods. The increased shipment level and decrease in average selling prices were due to increased rod and bar shipments in 1996 compared to 1995. Rod and bar shipments were 89,300 and 186,300 tons during the three and six month periods ending June 30, 1996, respectively, compared to 1,800 and 70,500 tons in the corresponding 1995 periods. Rod and bar sales of $19.3 million and shipments of 58,100 tons were capitalized during the second quarter of 1995 when the rod and bar mill was in its pre-operational phase.

      Gross profit percentages for the three month and six month periods ended June 30, 1996 were 13.1 and 13.5 percent, respectively, compared to 15.3 and 11.8 percent (13.1 and 10.8 percent before the $4 million insurance settlement) for the corresponding 1995 periods.
The gross profit improvement in 1996 compared to 1995 (before insurance settlement) was due to improved product mix at the Oregon Steel Division and reduced costs at the CF&I Steel Division. These gross profit improvements were partially offset by higher costs and reduced shipments due to an outage of the ladle refining furnace at the CF&I Steel Division as a result of a mechanical failure which negatively impacted gross profits by approximately $1.6 million in the second quarter of 1996.

      During July 1996, the Company installed a planned upgrade of the CF&I Steel Division's rod and bar mill. During the installation, the rod and bar mill was not in operation for seven days. Production for the month of July was reduced by 10,000 tons from what normally would have been produced, which is expected to adversely affect the results of operation of the company for the third quarter of 1996. In addition, the Company's results of operations for the six months ended June 30, 1996 were favorably affected by strong shipments of rail and seamless pipe products from the CF&I Steel Division. Rail shipments are expected to decline in the second half of 1996, and this decline, together with the need to adjust further the product mix at

                     OREGON STEEL MILLS, INC.

CF&I, including rod and bar product mix, is expected to adversly affect the Company's results of operations for the second half of 1996 compared to the first half of 1996.

      Selling, general and administrative expenses for the three and six month periods ended June 30, 1996 increased $700,000 and $1.3 million, respectively, from the corresponding 1995 periods, but decreased as a percentage of sales to 6.4 and 5.9 percent in the three and six month periods ended June 30, 1996, respectively, from 6.7 and
6.2 percent for the corresponding 1995 periods. The dollar amount increases were primarily due to increased shipping expense as a result of increased tons shipped in 1996.

      There was no contribution to the Company's Employee Stock Ownership Plan during the three and six month periods ended June 30, 1996, compared to contributions of $334,000 and $668,000 for the corresponding 1995 periods. Profit participation plan expense was $1.7 million and $3.6 million for the three and six month periods ended June 30, 1996, respectively, compared to $2.0 million and $2.7 million for the corresponding 1995 periods. The profit participation plan expense is based on the Company's profitability.

      Total interest costs for the three and six month periods ended June 30, 1996 were $7.4 million and $14.9 million, respectively, compared to $5.4 million and $10.2 million for the corresponding 1995 periods. The higher interest cost is primarily the result of additional debt incurred to fund the capital expenditure programs. Capitalized interest for the three and six month periods ended June 30, 1996 was $4.6 million and $8.2 million, respectively, compared to $3.1 million and $6.0 million for the corresponding 1995 periods.

      The Company's effective income tax rates were 37 and 38 percent for the three and six month periods ended June 30, 1996, respectively, compared to 39 percent for both corresponding 1995 periods.

Liquidity and Capital Resources
- -------------------------------

      Cash flow from operations for the six months ended June 30, 1996 was $59.5 million compared to $61.0 million in the corresponding 1995 period. The major items affecting this $1.5 million decrease were a lower decrease in accounts receivable ($5.1 million), a lower increase in accrued expenses ($5.9 million), and an increase in other current assets ($2.8 million). These cash uses were partially offset by increased net income ($3 million), increased depreciation and amortization ($3.2 million), and increased deferred income taxes ($4.3 million).

      Net working capital at June 30, 1996 decreased $7.8 million from December 31, 1995 due to a $11.5 million decrease in current assets, principally inventory, offset by a $3.7 million decrease in current liabilities, principally accounts payable.

      On June 19, 1996, the Company completed public offerings of an additional 6,000,000 shares of common stock at $12.75 per share and $235 million principal amount of 11% First Mortgage Notes (the "Notes") due 2003. The proceeds from these offerings were $299.1 million, net of expenses and underwriting discounts. The First Mortgage Notes are guaranteed by two subsidiaries of the Company, New CF&I, and CF&I (the "Guarantors"). The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company and the Guarantors. On July 9, 1996, an additional 271,857 shares of common stock were sold pursuant to an underwriter's over-allotment option which provided the Company with an additional $3.3 million, net of expenses and underwriting discounts.

      The proceeds from the common stock and notes offerings were used to repay in full borrowing under the Company's bank credit agreement (the "Old Credit Agreement"). The remaining proceeds will be used for capital expenditures and general corporate purposes.

                      OREGON STEEL MILLS, INC.

      Concurrent with the public offerings, the Company amended and restated the Old Credit Agreement to establish a $125 million revolving credit facility (the "Amended Credit Agreement) collateralized by accounts receivable and inventory. The Amended Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio. Borrowings are limited to an amount equal to specified percentages of accounts receivable and inventory. At June 30, 1996, no amounts were outstanding under the Amended Credit Agreement.

      Term debt of $67.5 million was incurred by CF&I as part of the purchase price of the Pueblo steel mill on March 3, 1993. This debt is uncollateralized and is payable over ten years with interest at 9.5 percent. As of June 30, 1996, the outstanding balance on the debt was $54 million, of which $47.8 million was classified as long-term.

      The Company has an uncollateralized and uncommitted revolving line of credit with a bank which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At June 30, 1996, $13.2 million was restricted under outstanding letters of credit. In addition, the Company has a $4 million uncollateralized and uncommitted revolving credit line with a bank which is restricted to use for letters of credit. At June 30, 1996, $1 million was restricted under outstanding letters of credit.

      Camrose maintains a $15 million (Canadian dollars) revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose and borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. The facility expires on January 3, 1997. As of June 30, 1996, Camrose had $3.1 million outstanding under the facility.

      The Company expects that anticipated needs for working capital and the capital expenditure program will be met from existing cash balances, funds generated from operations and available borrowings under its Amended Credit Facility.

      CAPITAL EXPENDITURES. During the first six months of 1996 the Company expended approximately $14.3 million, excluding capitalized interest, on the capital program at CF&I and $45.1 million, excluding capitalized interest, on the Steckel combination rolling mill (the "Combination Mill") at the Portland steel mill. In addition to the Combination Mill, the Company has expended approximately $2.4 million during the first six months of 1996 for capital projects at its Oregon Steel Division manufacturing facilities for recurring upgrade projects to the present facilities and equipment.

                     OREGON STEEL MILLS, INC.

PART II  OTHER INFORMATION

Item 2.    Changes in Securities
           ---------------------

           The Indenture contains a covenant which, in general, limits the aggregate amount of dividends payable by the Company after the date on which the Notes were issued (the "Issue Date") to an amount (the "Restricted Payment Amount") equal to 50% of the Company's "consolidated net income" (as defined) (calculated on a cumulative basis commencing on the first day of the fiscal quarter in which the Notes were issued). The Indenture contains an exception to this covenant which permits the payment of Common Stock dividends in an aggregate amount of up to $25 million. To the extent the Company utilizes this $25 million exception to pay dividends, however, additional Common Stock dividends may only be paid if the amount of those dividends, when added to the aggregate amount of all Common Stock dividends (excluding those paid pursuant to such $25 million exception) and certain other restricted payments paid since the Issue Date, does not exceed the Restricted Payment Amount.



Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)   Exhibits

                 4.1 Indenture dated as of June 1, 1996 among Oregon Steel Mills, Inc., as Issuer, Chemical Bank, as Trustee, and New CF&I, Inc. and CF&I Steel, L.P., as Guarantors, with respect to 11% First Mortgage Notes due 2003 (the "Notes").
                10.0 Amended and Restated Credit Agreement dated June 12, 1996, among Oregon Steel Mills, Inc., as Borrower, certain Commercial Lending Institutions, as the Lenders, First Interstate Bank of Oregon, N.A., as the Administrative Agent for the Lenders, the Bank of Nova Scotia, as the Syndication Agent for the Lenders, and First Interstate Bank of Oregon, N.A. and the Bank of Nova Scotia, as the Managing Agents for the Lenders.
                11.0   Statement Regarding Computation of Per Share
                       Earnings
                27.0   Financial Data Schedule

           (b)   Reports on Form 8-K

                 On July 26, 1996, the Company filed Form 8-K in which the Company dismissed its independent accountants, Coopers & Lybrand, L.L.P., as of July 25, 1996. On July 31, 1996, a Form 8-K/A was filed with the response letter of Coopers & Lybrand, L.L.P.


                 On August 1, 1996, the Company filed Form 8-K in which the Company engaged Price Waterhouse L.L.P. as independent accountants as of July 25, 1996.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OREGON STEEL MILLS, INC.



Date:   August 8, 1996                 /s/ Christopher D. Cassard
                                      ------------------------------
                                          Christopher D. Cassard
                                           Corporate Controller
                                      (Principal Accounting Officer)