Form 10-Q
period 1996-09-30
OREGON STEEL MILLS INC
filed 1996-11-14
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September  30, 1996
                              --------------------------------------------

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                -----------------    ---------------------


Commission File Number       1-9887
                      ---------------------


                            OREGON STEEL MILLS, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                94-0506370
---------------------------------------------------------------------------
   (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                 Identification No.)

1000 Broadway Building, Suite 2200, Portland, Oregon        97205
---------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                (503)223-9228
---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

---------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X    No
                                       ------    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.01 Par Value                  25,693,471
         ----------------------------          ------------------------------
                     Class                      Number of Shares Outstanding
                                                  (as of October 31, 1996)

                            OREGON STEEL MILLS, INC.
                                      INDEX



                                                                           Page
                                                                           ----
PART I.  FINANCIAL  INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                     September 30, 1996 (unaudited)
                     and December 31, 1995....................................2

                  Consolidated Statements of Income (unaudited)
                     Three months and nine months ended September 30, 1996
                     and 1995 ................................................3

                  Consolidated Statements of Cash Flows (unaudited)
                     Nine months ended September 30, 1996
                     and 1995 ................................................4

                  Notes to Consolidated Financial
                     Statements (unaudited)...............................5 - 6

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................7 - 10


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...........................11


SIGNATURES        ...........................................................11



                            OREGON STEEL MILLS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                       September 30,
                                                           1996                  December 31,
                                                       (Unaudited)                   1995
                                                       ------------              ------------


                                      ASSETS
Current assets:
   Cash and cash equivalents                           $   2,229                   $     644

   Trade accounts receivable, net                         86,746                      80,520
   Inventories                                           134,895                     141,310
   Deferred tax asset                                      9,856                       9,461
   Other                                                   9,369                       4,845
                                                       ---------                   ---------
        Total current assets                             243,095                     236,780
                                                       ---------                   ---------

Property, plant and equipment:
   Land and improvements                                  29,517                      28,471
   Buildings                                              37,362                      37,126
   Machinery and equipment                               423,561                     376,217
   Construction in progress                              224,151                     171,487
                                                       ---------                   ---------
                                                         714,591                     613,301
   Accumulated depreciation                             (138,495)                   (118,147)
                                                       ---------                   ---------
                                                         576,096                     495,154
                                                       ---------                   ---------
Excess of cost over net assets acquired                   40,729                      41,555
Other assets                                              37,358                      31,777
                                                       ---------                   ---------
                                                       $ 897,278                   $ 805,266
                                                       =========                   =========

                                    LIABILITIES
Current liabilities:
   Current portion of long-term debt                   $   6,574                   $   4,576
   Short-term debt                                         5,548                           -
   Accounts payable                                       81,560                      85,360
   Accrued expenses                                       47,580                      31,391
                                                       ---------                   ---------
        Total current liabilities                        141,262                     121,327
Long-term debt                                           294,216                     312,679
Deferred employee benefits                                17,894                      17,044
Other deferred liabilities                                35,130                      36,331
Deferred income taxes                                     22,337                      15,470
                                                       ---------                   ---------
                                                         510,839                     502,851
                                                       ---------                   ---------
Minority interests                                        36,354                      35,625
                                                       ---------                   ---------
Commitments and contingencies (Notes 4 and 5)

                                STOCKHOLDERS' EQUITY
Common stock                                                 257                         194
Additional paid-in capital                               226,015                     150,826
Retained earnings                                        127,265                     119,302
Cumulative foreign currency translation adjustment        (3,452)                     (3,532)
                                                       ---------                   ---------
                                                         350,085                     266,790
                                                       ---------                   ---------
                                                       $ 897,278                   $ 805,266
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


                                       3


                                                  OREGON STEEL MILLS, INC.
                                             CONSOLIDATED STATEMENTS OF INCOME
                                     (In thousands, except tonnage and per share amounts)
                                                        (Unaudited)



                                                                  Three Months Ended                       Nine Months Ended
                                                                    September 30,                             September 30,
                                                           ------------------------------           -------------------------------
                                                                1996              1995                  1996               1995
                                                           -------------       ----------           ------------       ------------

Sales                                                       $   187,671         $   188,479         $   567,217         $   530,603
Costs and expenses:
   Cost of sales                                                161,600             170,681             489,796             472,340
   Selling, general and
      administrative expenses                                    10,971              11,401              33,475              32,652
   Profit Participation and
      ESOP contribution                                           2,255                 592               5,854               3,985
                                                            -----------         -----------         -----------         -----------
         Operating income                                        12,845               5,805              38,092              21,626
Other income (expense):
   Interest and dividend income                                     189                 123                 421                 248
   Interest expense                                              (3,462)             (2,990)            (10,133)             (7,112)
   Loss on termination of interest
   rate swap agreements (Note 7)                                      -                   -              (1,233)                  -
   Minority interests                                               203                  93                (695)                158
   Other, net                                                       195                  53                 756                 661
                                                            -----------         -----------         -----------         -----------

      Income before income taxes                                  9,970               3,084              27,208              15,581
Income tax expense                                               (3,614)             (1,118)            (10,211)             (5,959)
                                                            -----------         -----------         -----------         -----------

          Net income                                        $     6,356         $     1,966         $    16,997         $     9,622
                                                            ===========         ===========         ===========         ===========

Primary and fully diluted net income
  per common and common
  equivalent share                                                 $.24                $.10                $.76                $.48

Dividends declared per common share                                $.14                $.14                $.42                $.42

Weighted average common shares
  and common share equivalents
  outstanding                                                    26,266              20,020              22,346              20,015

Tonnage sold                                                    373,300             372,900           1,123,300           1,045,200


         The accompanying notes are an integral part of the consolidated financial statements.



                                       4

                                                  OREGON STEEL MILLS, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)
                                                       (Unaudited)


                                                                   Nine Months Ended September 30,
                                                                  ---------------------------------
                                                                      1996                 1995
                                                                      ----                 ----
Cash flows from operating activities:
  Net income                                                       $  16,997            $   9,622
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
       Depreciation and amortization                                  21,523               17,934
       Deferred income tax provision                                   7,202                4,984
       Minority interests' share of income (loss)                        729                 (123)
       Other, net                                                      2,420               (1,366)
       Changes in current assets and liabilities                      25,689               49,533
                                                                   ---------            ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                           74,560               80,584
                                                                   ---------            ---------

Cash flows from investing activities:
  Additions to property, plant and equipment                        (120,058)            (119,553)
  Other, net                                                            (156)                (440)
                                                                   ---------            ---------
  NET CASH USED BY INVESTING ACTIVITIES                             (120,214)            (119,993)
                                                                   ---------            ---------
Cash flows from financing activities:

  Net borrowings (payments) under Canadian bank
    revolving loan facility                                           (1,165)                 766
  Proceeds from long-term bank debt                                  154,800              210,600
  Payments on long-term debt                                        (399,552)            (159,180)
  Net proceeds from issuance of 11% First Mortgage Notes             226,995                    -
  Net proceeds from issuance of common stock                          75,252                    -
  Dividends paid                                                      (9,035)              (8,151)
  Other, net                                                             (56)                (232)
                                                                   ---------            ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                           47,239               43,803
                                                                   ---------            ---------
Effects of foreign currency exchange rate changes on cash                  -                  171
                                                                   ---------            ---------
Net increase (decrease) in cash and cash equivalents                   1,585                4,565
Cash and cash equivalents at beginning of period                         644                5,039
                                                                   ---------            ---------
Cash and cash equivalents at end of period                         $   2,229            $   9,604
                                                                   =========            =========

Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest                                                       $  19,138            $  10,902
    Income taxes                                                   $   6,729            $   1,620



NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

At September 30, 1996 and September 30, 1995, the Company had financed property, plant and equipment with accounts payable of $9.7 million and $23.7 million, respectively.

         The accompanying notes are an integral part of the consolidated financial statements.



                            OREGON STEEL MILLS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform with the current period presentation.

     The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 1995 Annual Report on Form 10-K, as amended, for additional disclosures including a summary of significant accounting policies.

2.   Inventories
     -----------

     Inventories consist of:
                                        September 30,           December 31,
                                            1996                    1995
                                        -------------          -------------
                                                  (In thousands)

     Raw materials                         $ 35,239               $ 31,520
     Semi-finished product                   38,931                 51,770
     Finished product                        37,386                 38,111
     Stores and operating supplies           23,339                 19,909
                                           --------               --------
          Total inventory                  $134,895               $141,310
                                           ========               ========

3.   Common Stock
     ------------

     On October 31, 1996, the Board of Directors declared a quarterly cash dividend of 14 cents per share to be paid November 30, 1996, to stockholders of record as of November 15, 1996. See Note 6 for discussion of issuance of common stock.

4.   Contingencies
     -------------

     ENVIRONMENTAL. The Company's 87 percent owned New CF&I, Inc. subsidiary owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill. In connection with CF&I's acquisition of certain assets from CF&I Steel Corporation in 1993, CF&I established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year, post-closure permit with two ten-year renewals to CF&I which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At September 30, 1996, CF&I had a reserve of $35.2 million related to this remediation, of which $33.3 million is classified as non-current in other deferred liabilities in the consolidated balance sheet.

5.   Commitments
     -----------

     During 1994 the Company began construction of various capital improvement projects at both its Portland, Oregon and Pueblo, Colorado steel mills. Commitments for expenditures related to the completion of these projects were $30.3 million at September 30, 1996.

6.   Public Offerings and Refinancing
     --------------------------------

     On June 19, 1996, the Company completed public offerings of 6,000,000 shares of common stock at $12.75 per share and $235 million principal amount of 11% First Mortgage Notes (the "Notes") due 2003. On July 9, 1996, the Company issued an additional 271,857 shares of common stock at $12.75 per share pursuant to an underwriter's over-allotment option. The proceeds from these offerings were $302.2 million, net of expenses and underwriting discounts. The Notes are guaranteed by two subsidiaries of the Company, New CF&I, Inc. and CF&I ("Guarantors"). The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company and the Guarantors. The Notes contain potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined.

     The proceeds from the common stock and notes offerings were used to repay in full borrowing under the Company's bank credit agreement (the "Old Credit Agreement"). The remaining proceeds were used for capital expenditures and general corporate purposes.

     Concurrent with the public offerings, the Company amended and restated the Old Credit Agreement to establish a $125 million revolving credit facility (the "Amended Credit Agreement") collateralized by accounts receivable and inventory and guaranteed by the Guarantors. The Amended Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio. Borrowings are limited to an amount equal to specified percentages of accounts receivable and inventory.

7.   Interest Rate Swap Agreements
     -----------------------------

     During June 1996, the Company incurred a $1.2 million pre-tax loss for terminating certain interest rate swap agreements. The swap agreements were terminated in conjunction with the repayment of borrowings under the Old Credit Agreement. At September 30, 1996, the Company had two interest rate swap agreements outstanding with commercial banks, having a notional amount of $25 million. These interest rate swap agreements were kept in force to reduce the impact of unfavorable changes in interest rates on bank borrowings.

                            OREGON STEEL MILLS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following information contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, competitive products and pricing, as well as fluctuations in demand; potential equipment malfunction, plant construction and start-up difficulties, repair delays and general business and economic conditions.

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

Results of Operations
---------------------

The following table sets forth, by division, tonnage sold, sales and average selling price per ton:

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                September 30,
                                                   ----------------------     ------------------------
                                                     1996          1995          1996           1995
                                                   -------       --------     ---------     ----------
Total tonnage sold:
  Oregon Steel Division:
     Plate                                           68,000        60,400       219,200       225,500
     Welded pipe                                     80,000        89,600       209,500       196,800
     Semi-finished                                    3,200        69,500         3,200       170,500
                                                 ----------    ----------    ----------    ----------
         Sub-Total                                  151,200       219,500       431,900       592,800
                                                 ----------    ----------    ----------    ----------
CF&I Steel Division:
     Rail                                            43,400        47,500       200,200       190,300
     Rod/Bar/Wire                                   107,700        64,900       324,600       166,300
     Seamless Pipe                                   39,100        29,900       113,600        84,100
     Semi-finished                                   31,900        11,100        53,000        11,700
                                                 ----------    ----------    ----------    ----------
         Sub-Total                                  222,100       153,400       691,400       452,400
                                                 ----------    ----------    ----------    ----------
Total                                               373,300       372,900     1,123,300     1,045,200
                                                 ==========    ==========    ==========    ==========

Sales (in thousands):
  Oregon Steel Division                          $   92,403    $  117,560    $  267,048    $  309,860
  CF&I Steel Division                                95,268        70,919       300,169       220,743
                                                 ----------    ----------    ----------    ----------
         Total                                   $  187,671    $  188,479    $  567,217    $  530,603
                                                 ==========    ==========    ==========    ==========
Average selling price per ton:
  Oregon Steel Division                          $      611    $      536    $      618    $      523
  CF&I Steel Division                            $      429    $      462    $      434    $      479(1)
         Average                                 $      503    $      505    $      505    $      504(1)

(1) Excludes insurance proceeds of approximately $4 million received in the second quarter of 1995 as reimbursement of lost profits resulting from lost production and startup delays at CF&I caused by an explosion that occurred during the third quarter of 1994.

                            OREGON STEEL MILLS, INC.

      Sales decreased 0.4 percent to $187.7 million in the third quarter of 1996 and increased 6.9 percent to $567.2 million for the first nine months of 1996, compared to the corresponding 1995 periods. Shipments increased 0.1 percent to 373,300 tons in the third quarter of 1996 and increased 7.5 percent to 1,123,300 tons in the first nine months of 1996, compared to the corresponding 1995 periods. The nine month period increase in sales and shipments was primarily due to increased shipments of seamless pipe, rod, bar and semi-finished products manufactured by the CF&I Steel Division, offset in part by the decrease of sales of semi-finished products by the Oregon Steel Division. Rod and bar sales of $6.7 million and $26.0 million and shipments of 20,600 and 78,700 tons were capitalized during the three and nine month periods ended September 30, 1995 when the rod and bar mill was in its pre-operational phase which ended July 31, 1995.

      Selling prices decreased $2 to $503 per ton for the third quarter of 1996 and increased $1 to $505 per ton for the first nine months of 1996, compared to the corresponding 1995 periods. The changes in average selling price were due to several offsetting factors, principally increased sales of rod and bar products in 1996 at the CF&I Steel Division, which have significantly lower selling prices than other finished products, and the decrease of sales of semi-finished products at the Oregon Steel Division which generally have the lowest selling price of any of the Company's products. Of the $800,000 sales decrease in the third quarter of 1996 compared to 1995, $1.0 million was the result of lower average selling prices offset by $200,000 resulting from volume increases. Of the $36.6 million sales increase for the first nine months of 1996 compared to 1995, $1.3 million was the result of higher average selling prices and $39.3 million was the result of volume increases, offset by the $4 million of 1995 insurance proceeds not recurring in 1996.

      The Oregon Steel Division shipped 151,200 and 431,900 tons of product at average selling prices of $611 and $618 per ton for the three month and nine month periods ended September 30, 1996, respectively, compared to 219,500 and 592,800 tons of product at average selling prices of $536 and $523 per ton, during the corresponding 1995 periods. The decline in shipments, as well as the increase in average selling prices, were primarily due to the decreased shipments of semi-finished products during 1996. The Oregon Steel Division shipped 3,200 tons of semi-finished products during the three and nine month periods ended September 30, 1996, compared to 69,500 and 170,500 tons during the corresponding 1995 periods. Also, the first quarter of 1995 included 15,400 tons of plate shipped from the now closed Fontana plate mill.

      The CF&I Steel Division shipped 222,100 and 691,400 tons of product at an average selling price of $429 and $434 per ton during the three month and nine month periods ended September 30, 1996, respectively, compared to 153,400 and 452,400 tons of product at an average selling price of $462 and $479 per ton during the corresponding 1995 periods. The increased shipment level and decrease in average selling prices were primarily due to increased shipments of rod, bar and semi-finished products in 1996 compared to 1995. Rod and bar shipments were 92,200 and 278,500 tons during the three and nine month periods ending September 30, 1996, respectively, compared to 48,900 and 118,900 tons in the corresponding 1995 periods. Rod and bar sales of $6.7 million and $26.0 million and shipments of 20,600 and 78,700 tons were capitalized during the three and nine month periods ended September 30, 1995 when the rod and bar mill was in its pre-operational phase which ended July 31, 1995. Semi-finished product shipments were 31,900 and 53,000 tons during the three and nine month periods ending September 30, 1996, respectively, compared to 11,100 and 11,700 tons for the corresponding 1995 periods.

      Gross profit percentages for the three month and nine month periods ended September 30, 1996 were 13.9 and 13.6 percent, respectively, compared to 9.4 and
11.0 percent for the corresponding 1995 periods. The gross profit improvement in 1996 compared to 1995 was due to improved product mix and lower manufacturing costs of producing plate and pipe at the Oregon Steel Division, and increased shipments of seamless pipe products and higher selling prices for semi-finished and seamless pipe products at the CF&I Steel Division. These gross profit improvements were partially offset by higher costs and reduced shipments due to an outage of the ladle refining furnace at the CF&I Steel Division during June 1996 as a result of a mechanical failure.

                            OREGON STEEL MILLS, INC.

      During September 1996, CF&I lost the use of one of the two main transformers that supply electricity to its melt shop. Full electrical power is expected to be restored by early December 1996. CF&I's steel production has been reduced to approximately 65 percent of normal production capability. CF&I will use its remaining steelmaking capabilities for its rail, seamless pipe and semi-finished products and will purchase billets for rod and bar products. As a result of the lack of feedstock, the rod and bar mill ceased operations on October 12 and is scheduled to resume production in mid-November when sufficient purchased billets are expected to be received. The Company expects that the reduced production levels at CF&I will adversely affect the results of operations of the Company for the fourth quarter of 1996. However, the affects of the outage will be partially mitigated by reimbursement of lost profits by the business interruption insurance carrier.

      Selling, general and administrative ("SG&A") expenses for the three and nine month periods ended September 30, 1996 decreased $430,000 and increased $823,000, respectively, from the corresponding 1995 periods. SG&A expenses decreased as a percentage of sales to 5.8 and 5.9 percent in the three and nine month periods ended September 30, 1996, from 6.0 and 6.2 percent for the corresponding 1995 periods. The percentage decreases are primarily due to cost controls and increased sales for the first nine months of 1996.

      The profit participation and ESOP contribution expense for the three and nine month periods ended September 30, 1996 increased compared to the corresponding 1995 periods, reflecting the increased profitability in 1996 versus 1995 at the Oregon Steel Division.

      Total interest costs for the three and nine month periods ended September 30, 1996 were $9.4 million and $24.2 million, respectively, compared to $5.6 million and $15.8 million for the corresponding 1995 periods. The higher interest cost is primarily the result of the issuance of $235 million principal amount First Mortgage Notes in June 1996 to provide funding for the Company's capital expenditure programs. Capitalized interest for the three and nine month periods ended September 30, 1996 was $5.9 million and $14.1 million, respectively, compared to $2.6 million and $8.7 million for the corresponding 1995 periods.

      The Company's effective income tax rates were 36 and 38 percent for the three and nine month periods ended September 30, 1996, respectively, compared to 36 and 38 percent for the corresponding 1995 periods.

Liquidity and Capital Resources
-------------------------------

      Cash flow from operations for the nine months ended September 30, 1996 was $74.6 million compared to $80.6 million in the corresponding 1995 period. The major items affecting this $6.0 million decrease were a higher increase in accounts receivable ($13.5 million) and a lower decrease in inventories ($10.6 million). These cash uses were partially offset by increased net income ($7.4 million), increased depreciation and amortization ($3.6 million), and an increase in accrued expenses ($5.1 million).

      Net working capital at September 30, 1996 decreased $13.6 million from December 31, 1995 due to a $19.9 million increase in current liabilities, principally accrued expenses and short-term debt, offset by a $6.3 million increase in current assets, principally accounts receivable and other current assets.

     On June 19, 1996, the Company completed public offerings of an additional 6,000,000 shares of common stock at $12.75 per share and $235 million principal amount of 11% First Mortgage Notes (the "Notes") due 2003. On July 9, 1996, the Company issued an additional 271,857 shares of common stock at $12.75 per share pursuant to an underwriter's over-allotment option. The proceeds from these offerings were $302.2 million, net of expenses and underwriting discounts. The Notes are guaranteed by two subsidiaries of the Company, New CF&I and CF&I ("Guarantors"). The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company and the Guarantors. The Notes contain potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined.

                            OREGON STEEL MILLS, INC.

     The proceeds from the common stock and notes offerings were used to repay in full borrowing under the Company's bank credit agreement (the "Old Credit Agreement"). The remaining proceeds were used for capital expenditures and general corporate purposes.

      Concurrent with the public offerings, the Company amended and restated the Old Credit Agreement to establish a $125 million revolving credit facility (the "Amended Credit Agreement") collateralized by accounts receivable and inventory and guaranteed by the Guarantors. The Amended Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio. Borrowings are limited to an amount equal to specified percentages of accounts receivable and inventory. As of September 30, 1996, $14.5 million was outstanding under the Amended Credit Agreement.

      Term debt of $67.5 million was incurred by CF&I as part of the purchase price of the Pueblo steel mill on March 3, 1993. This debt is uncollateralized and is payable over ten years with interest at 9.5 percent. As of September 30, 1996, the outstanding balance on the debt was $51.3 million, of which $44.7 million was classified as long-term.

      The Company has an uncollateralized and uncommitted revolving line of credit with a bank which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At September 30, 1996, $13.7 million was restricted under outstanding letters of credit. In addition, the Company has a $4 million uncollateralized and uncommitted revolving credit line with a bank which is restricted to use for letters of credit. At September 30, 1996, $400,000 was restricted under outstanding letters of credit.

      Camrose maintains a $15 million (Canadian dollars) revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose and borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. The facility expires on January 3, 1997. As of September 30, 1996, Camrose had $5.5 million outstanding under the facility.

      The Company expects that anticipated needs for working capital and the capital expenditure program will be met from existing cash balances, funds generated from operations and available borrowings under its Amended Credit Facility.

      CAPITAL EXPENDITURES. During the first nine months of 1996 the Company expended approximately $16.1 million, excluding capitalized interest, on the capital program at CF&I and $68.3 million, excluding capitalized interest, on the Steckel combination rolling mill (the "Combination Mill") at the Portland steel mill. In addition to the Combination Mill, the Company has expended approximately $3.9 million during the first nine months of 1996 for capital projects at its Oregon Steel Division manufacturing facilities for recurring upgrade projects to the present facilities and equipment.

      The Company encountered delays in the completion of the Combination Mill, as well as a number of associated problems including significant claims and disputes concerning the construction of the Mill. As a result, the Company has terminated its contract with the general contractor and, in an effort to complete the work as soon as possible, has engaged other contractors to finish the project. The Company estimates the cost of the Combination Mill (excluding capitalized interest) will be approximately $230 million, $20 million more than the previous estimate. The Company expects to recover this additional cost together with other damages from the original contractor. The original contractor disputes the Company's claim and believes it may be owed additional amounts. The Combination Mill is now expected to begin startup operation in the first quarter of 1997 and is expected to reach full production capacity in the first quarter of 1998.

                            OREGON STEEL MILLS, INC.

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------

        (a)   Exhibits


                 11.0     Statement Regarding Computation of Per Share Earnings
                 27.0     Financial Data Schedule

        (b)   Reports on Form 8-K


                 On July 26,  1996,  the  Company  filed Form 8-K in which the
                 Company dismissed its independent accountants, Coopers & Lybrand, LLP, as of July 25, 1996. On July 31, 1996, a Form 8-K/A was filed with the response letter of Coopers & Lybrand, LLP.

                 On August 1, 1996,  the  Company  filed Form 8-K in which the
                 Company   engaged  Price   Waterhouse   LLP  as   independent
                 accountants as of July 25, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  OREGON STEEL MILLS, INC.




Date:   November 11, 1996                        /s/ Christopher D. Cassard
                                              ---------------------------------
                                                   Christopher D. Cassard
                                                    Corporate Controller
                                                (Principal Accounting Officer)