Form 10-K
period 1996-12-31
OREGON STEEL MILLS INC
filed 1997-03-18
CIK 830260

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

               ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996      COMMISSION FILE NUMBER 1-9887

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                              Name of each exchange on
         Title of each class                     which registered
         -------------------                  ---------------------------
Common Stock, $.01 par value per share          New York Stock Exchange
  11% First Mortgage Notes due 2003             New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes  X       No
                                                  -----       ------

      State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

              BASED ON LAST SALE, JANUARY 31, 1997:   $446,424,059

      Indicate the number of shares outstanding of each of the registrant's classes of stock as of January 31, 1997:

     COMMON STOCK, $.01 PAR VALUE                         25,693,471
     ----------------------------                -----------------------------
          (TITLE OF CLASS)                      (NUMBER OF SHARES OUTSTANDING)

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Proxy statement for the Registrant's Annual Meeting of Stockholders to be held April 29, 1997 is incorporated by reference into Part III of this report.

                            OREGON STEEL MILLS, INC.
                                TABLE OF CONTENTS
                                                                     PAGE
                                     PART I

ITEM 1. BUSINESS....................................................    1
          General...................................................    1
          Capital Improvement Program...............................    2
          Products..................................................    4
          Raw Materials ............................................    6
          Marketing and Customers...................................    7
          Competition and Other Market Factors......................    8
          Environmental Matters.....................................    9
          Employees.................................................   11

ITEM 2. PROPERTIES..................................................   12

ITEM 3. LEGAL PROCEEDINGS...........................................   13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   14
          Executive Officers of the Registrant......................   14

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS...............................   15

ITEM 6.  SELECTED FINANCIAL DATA....................................   15

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............   16

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................   21

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.......................................  39
                                    PART III

ITEMS 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
and 11.   AND EXECUTIVE COMPENSATION.................................  39
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.............................................  39
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............  39

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K........................................  40

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Oregon Steel Mills, Inc. ("Company" or "Registrant") was founded in 1926 by William G. Gilmore and was incorporated in California in 1928. The Company reincorporated in Delaware in 1974. The Company changed its name in December 1987 from Gilmore Steel Corporation to Oregon Steel Mills, Inc.

     During 1996, the Company operated two steel minimills and four finishing facilities in the western United States and Canada. The Company manufactures and markets one of the broadest lines of specialty and commodity steel products of any domestic minimill company. The Company emphasizes the cost efficient production of higher margin specialty steel products targeted at a diverse customer base located primarily west of the Mississippi River, western Canada and the Pacific Rim. The Company's manufacturing flexibility allows it to manage actively its product mix in response to changes in customer demand and individual product cycles. In 1993, the Company organized into two business units known as the Oregon Steel Division and the CF&I Steel Division.

     The Oregon Steel Division is centered on the Company's steel plate minimill in Portland, Oregon ("Portland Mill"), which supplies steel for the Company's steel plate and large diameter pipe finishing facilities. The Oregon Steel Division's steel pipe mill in Napa, California ("Napa Pipe Mill") is a large diameter steel pipe mill and fabrication facility. The Oregon Steel Division also produces large diameter pipe and electric resistance welded ("ERW") pipe at its 60 percent owned pipe mill in Camrose, Alberta, Canada ("Camrose Pipe Mill"). The Company operated a steel plate rolling mill in Fontana, California ("Fontana Plate Mill"), until the first quarter of 1995 when it ceased shipments.

     The CF&I Steel Division consists of steelmaking and finishing facilities of CF&I Steel, L.P. ("CF&I") located in Pueblo, Colorado ("Pueblo Mill"). The Company owns 87 percent of New CF&I, Inc. ("New CF&I") which owns a 95.2 percent general partnership interest in CF&I. The Pueblo Mill is a steel minimill which produces long-length and standard steel rails, seamless tubular products ("seamless pipe"), wire rod, bar and wire products.

     In total, the Company produces eight steel products which include most standard grades of steel plate and a wide range of higher margin specialty steel plate, large diameter steel pipe, ERW pipe, long-length and standard rails, seamless pipe, wire rod, bar and wire products. The steel industry, including the steel products manufactured by the Company, has been highly cyclical and is generally characterized by overcapacity, both domestically and internationally.

     The Portland Mill is the only hot-rolled steel plate minimill in the eleven western states and one of only two steel plate production facilities operating in that region. The Portland Mill produces slab thicknesses of 6", 7" and 8" and has an annual rolling mill capacity, depending on product mix, of up to 470,000 tons of finished steel plate in widths of up to 103".

     The Napa Pipe Mill produces large diameter steel pipe of a quality suitable for use in high pressure oil and gas transmission pipelines. The Napa Pipe Mill can produce pipe with an outside diameter ranging from 16" to 42", with wall thicknesses of up to 1-1/16" and in lengths of up to 80 feet, and can process two different sizes of pipe simultaneously in its two finishing sections. Depending on product mix, the Napa Pipe Mill has an annual capacity in excess of 350,000 tons of pipe. Substantially all of the Napa Pipe Mill's requirements for specialty steel plate, which is fabricated into steel pipe, are currently supplied by the Portland Mill and until December of 1994, the Fontana Plate Mill.

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

     The Company acquired a 60 percent interest in the Camrose Pipe Mill in June 1992 for approximately $18 million from Stelco, Inc. ("Stelco"), a large Canadian steel producer. The Camrose Pipe Mill has two pipe manufacturing mills. One is a large diameter pipe mill similar to that of the Napa Pipe Mill, and the other is an ERW pipe mill which produces steel pipe used in the oil and gas industry for drilling and distribution. The large diameter pipe mill produces pipe in lengths of up to 80 feet with a diameter ranging from 20" to 42" with maximum wall thickness limited to about 70 percent of the thickness of the pipe produced by the Napa Pipe Mill. Depending upon the product mix, the annual capacity for large diameter pipe is up to 184,000 tons. The ERW mill produces pipe in sizes ranging from 4.5" to 16" in diameter and has an annual nominal capacity of up to 141,000 tons, depending upon product mix.

     On March 3, 1993, New CF&I, a then wholly-owned subsidiary of the Company, acquired for $22.2 million a 95.2 percent interest in a newly formed limited partnership, CF&I. The remaining 4.8 percent interest is owned by the Pension Benefit Guaranty Corporation. CF&I purchased substantially all of the steelmaking, fabricating, metals and railroad business assets of CF&I Steel Corporation for $113.1 million. The Pueblo Mill has melting capacity of approximately 1.2 million tons and a finished ton capacity of approximately 1.2 million tons. In August of 1994, New CF&I sold a 10 percent equity interest in New CF&I to a wholly-owned subsidiary of Nippon Steel Corporation ("Nippon"). In connection with that sale, Nippon agreed to license to the Company a proprietary technology for producing deep head-hardened ("DHH") rail products as well as to provide certain production equipment to produce DHH rail. New CF&I received a cash payment of $16.8 million in connection with that transaction. In November 1995, the Company sold a 3 percent equity interest in New CF&I to two companies of the Nissho Iwai Group ("Nissho Iwai"), a large Japanese trading company. In connection with that sale, Nissho Iwai agreed to promote the international sale of certain steel products produced by the Company.

     On June 19, 1996, the Company completed public offerings of an additional 6,000,000 shares of common stock at $12.75 per share and $235 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. On July 9, 1996, the Company issued an additional 271,857 shares of common stock at $12.75 per share pursuant to an underwriter's over-allotment option. The proceeds from these offerings were $302.3 million, net of expenses and underwriting discounts. The Notes are guaranteed by New CF&I and CF&I ("Guarantors"). The Notes and guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company and the Guarantors. The proceeds from the common stock and debt offerings were used to repay in full borrowing under the Company's bank credit agreement. The remaining proceeds were used for capital expenditures and general corporate purposes.

CAPITAL IMPROVEMENT PROGRAM

     As part of its strategy to invest in efficient and flexible manufacturing technologies, the Company has undertaken a $430 million (excluding capitalized interest) capital improvement program at its Pueblo and Portland Mills, of which the Company had expended approximately $400 million as of December 31, 1996. The purpose of this program is to (i) improve the steelmaking and casting capability at the Pueblo Mill, (ii) reduce the cost of producing rail, rod and bar products at the Pueblo Mill while improving product quality and expanding the specialty grades that can be manufactured there, and (iii) reduce the cost and improve the yield of plate rolling and other finishing operations at the Portland Mill while increasing rolling capacity from 470,000 tons to 1.2 million tons annually. The Company has also budgeted an additional $10 million to explore direct reduction technologies in order to reduce its dependence on scrap steel.

                  CAPITAL IMPROVEMENTS AT THE CF&I STEEL DIVISION. As part of its strategy in acquiring the CF&I Steel Division in March 1993, the Company anticipated making significant capital additions to the Pueblo Mill. Shortly after its acquisition in 1993, the Company began a series of major capital improvements at the Pueblo Mill designed to increase yields, improve productivity and quality and expand the Company's ability to offer specialty rod and bar products. With the installation of in-line rail head hardening capability in 1996, all capital improvements are now complete. The primary components of the capital improvements at the Pueblo Mill are outlined below.


                  STEELMAKING. The Company has installed a ladle refining furnace and a vacuum degassing facility and upgraded both continuous casters. During 1995, the Company eliminated ingot casting and replaced it with more efficient continuous casting methods, which allow the Company to cast directly into blooms. As a result, the Company estimates that it has expanded the steelmaking capacity at the Pueblo Mill to approximately 1.2 million tons of hot metal annually from approximately 900,000 tons of hot metal annually at the time of the acquisition.

                  ROD AND BAR MILL. At the time of the acquisition of the CF&I Steel Division, the rod and bar mills at the Pueblo Mill were relatively old and located in separate facilities, which resulted in significant costs as the Company shifted production between them in response to market conditions. In the third quarter of 1995, the Company commenced operation of a new combination rod and bar mill, with a new reheat furnace and a high-speed rod train, capable of producing commodity and specialty grades of rod and bar products. Depending on product mix, the new combined facility is expected to have a capacity of approximately 600,000 tons per year. These improvements should enable the Company to produce a wider range of high margin specialty products, such as high-carbon rod, merchant bar and other specialty bar products, and larger rod coil sizes, which the Company believes are preferred by many of its customers.

                  RAIL MANUFACTURING. At the time of the Company's acquisition of the Pueblo Mill, rails were produced by ingot casting using energy-intensive processes with significant yield losses as the ingots were reheated, reduced to blooms and then rolled into rails. Continuous casting has increased rail yields and decreased rail manufacturing costs. In 1996 the Company enhanced its existing 450,000 tons of annual railmaking capacity through the addition of equipment capable of producing in-line DHH rail. Rail produced using this technology is considered by many rail customers to be more durable and higher quality rail than that produced with existing techniques. As a result of these improvements, the Company believes it will be able to provide a functionally superior, higher margin product.

                  CAPITAL IMPROVEMENTS AT THE OREGON STEEL DIVISION. Capital improvements at the Oregon Steel Division consist primarily of the construction of the new Steckel combination rolling mill (the "Combination Mill").

                  COMBINATION MILL. The Company is constructing the Combination Mill at its Portland Mill. The project includes installation of a new reheat furnace, a 4-high rolling mill with coiling furnaces capable of producing plate up to 136" wide, a vertical edging mill, a down coiler, on-line accelerated cooling, hot leveling and plate shearing equipment. Other planned additions include an extension of the rolling line and the installation of a fully automated hydraulic gauge control system designed to roll steel plate to exacting standards. The Company estimates that upon completion annual steel rolling capacity of the Portland Mill will increase to approximately 1.2 million tons from approximately 470,000 tons.

                  The Combination Mill is expected to begin operation in the first half of 1997 and to be fully operational by the end of 1997. The Company believes the Combination Mill will be capable of producing wider steel plate than any similar mill in the world. The Company also believes the Combination Mill will increase its manufacturing flexibility and supply substantially all the Company's plate requirements for large diameter line pipe as well as coiled plate for applications such as the smaller diameter ERW pipe manufactured at the Camrose Pipe Mill. The Portland Mill currently produces discrete steel plate in dimensions up to 103" wide and 3/16" to 8" thick. Wider dimensions used for gas transmission pipe in diameters greater than 30", formerly rolled at the closed Fontana Plate Mill, are now purchased from other steel producers. The Combination Mill as currently planned will be capable of producing widths from 48" to 136" and in thicknesses from 3/16" to 8". In addition, the Combination Mill is being designed to produce both discrete steel plate and coiled plate in units up to approximately 40 tons, and to produce steel plate for all of the Company's commodity and specialty markets, including heat treated applications.

                  RAW MATERIALS VENTURES. The Company is exploring the possibility of a project to process iron oxides into hot briquetted iron ("HBI"), as well as other reduction technologies such as fastmet, romelt and iron carbide. The Company has budgeted approximately $10 million through 1998 for joint ventures or other arrangements involving one or more of these processes and is considering several possible projects.


PRODUCTS

OVERVIEW

       The Company manufactures and markets one of the broadest lines of specialty and commodity steel products of any domestic minimill company. Through acquisitions and capital improvements, the Company has expanded its range of finished products from plate and welded pipe in 1991 to eight products currently by adding ERW pipe, rail, rod, bar, wire and seamless pipe. It has also expanded its primary selling region from the western United States to national and international markets. (See Note 3 to the Consolidated Financial Statements.) The Company believes its current product line will be extended further with completion of the Combination Mill which will provide an additional product of steel plate in coiled form.

    The following chart identifies the Company's principal products and the primary markets for those products.

                               PRODUCTS                    MARKETS
                               --------                    -------
OREGON STEEL DIVISION    Commodity and specialty   Service centers
                           steel plate             Railcar and barge
                                                     manufacturers
                                                   Heavy equipment manufacturers
                                                   Construction
                         Large diameter steel      Oil and gas transmission
                            pipe                      pipelines
                         Electric resistance       Oil and natural gas line pipe
                            welded pipe
CF&I STEEL DIVISION      Rail                      Rail transportation
                         Wire rod                  Durable goods
                                                   Capital equipment
                         Bar products              Construction
                                                   Durable goods
                                                   Capital equipment
                         Wire products             Agriculture
                                                   Construction
                         Seamless pipe             Oil and gas producers
                                                   Gas transmission

     The following table sets forth for the periods indicated the tonnage shipped and the Company's total shipments by product class.


                                                      TONS SHIPPED
                                       ----------------------------------------
         PRODUCT                          1996            1995           1994
         -------                       ---------       ---------      ---------
Oregon Steel Division:
    Commodity Steel Plate                131,700         136,200        269,400
    Specialty Steel Plate                147,900         159,700        154,700
    Large Diameter Steel Pipe            249,300         223,000        356,300
    ERW Pipe                              75,400          48,400         94,900
    Semifinished                           3,300         196,200         45,400
                                       ---------       ---------      ---------
        Total Oregon Steel Division      607,600         763,500        920,700
                                       ---------       ---------      ---------

CF&I Steel Division:
    Rail                                 287,700         240,700        250,500
    Rod, Bar and Wire                    392,600         271,300        379,300
    Seamless Pipe                        151,200         116,100        130,000
    Semifinished                          61,700          12,100          5,800
                                       ---------       ---------      ---------
        Total CF&I Steel Division        893,200         640,200        765,600
                                       ---------       ---------      ---------

        Total Company                  1,500,800       1,403,700      1,686,300
                                       =========       =========      =========


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

     ELECTRIC RESISTANCE WELDED PIPE. The Company produces smaller diameter ERW pipe at the Camrose Pipe Mill. ERW pipe is produced in sizes ranging from approximately 4" to 16" outside diameter. The pipe is manufactured using coiled steel formed on a high frequency electric resistance weld mill. The principal customers for this product are oil and gas companies that use it for gathering lines to supply product to feed larger pipeline systems.

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

       As part of its capital improvement program, the Company improved its rail manufacturing facilities to include the production of in-line head-hardened and other premium rail. The installation of the in-line head hardening process was completed in the third quarter of 1996. In-line head-hardened rail is produced through a proprietary finishing technology. The Company has licensed the technology (known as deep head-hardened or DHH technology) from Nippon in connection with Nippon's investment in New CF&I. In 1996 the Company produced approximately 23,500 tons of head-hardened product using the DHH technology. The in-line DHH technology allows the Company to produce up to 450,000 tons (the capacity of the rail facility) of head-hardened product. Rail produced using the improved in-line technology is considered by many rail customers to be more durable and of higher quality than rail produced with existing off-line techniques.

       ROD PRODUCTS. The Company historically produced a narrow range of generally low-carbon rod products at the Pueblo Mill in diameters ranging primarily from 7/32" to 9/16". The Company's rod products were sold principally to wire drawers in the midwestern and western states. Typical end uses included a variety of construction and agricultural applications such as nails, bailing wire and chain-link and woven wire fencing.

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

       BAR PRODUCTS. Historically, most of the bar products sold by the Company have been various grades of concrete reinforcing bar, ranging from 3/8" to 1-3/8" in diameter. With the new rod and bar mill, the Company expects to manufacture a broader assortment of higher margin bar products, including merchant quality bar for use in machinery and equipment and small structural uses and special quality bar for cold drawing, hand tools and other forged applications.

       WIRE PRODUCTS. The Company draws wire and produces various wire products at its Pueblo Mill. These are principally low carbon wires for uses such as fencing, bailing wire and wire nails.

       SEAMLESS PIPE. Seamless pipe produced at the Pueblo Mill consists of seamless casing, coupling stock and standard and line pipe. Seamless pipe casing is used as a structural retainer for the walls of oil or gas wells. Standard and line pipe are used to transport liquids and gasses both above and underground. The Company's seamless pipe mill is equipped to produce the most widely used sizes of seamless pipe (2-3/8" outside diameter through 10-3/4" outside diameter) in all standard lengths. The Company's production capability includes both carbon and high quality, high strength (heat treated) tubular products. The Company also sells semifinished seamless pipe (known as "green tubes") for processing and finishing by others.

RAW MATERIALS

       The Company's principal raw material for the Portland and Pueblo Mills is ferrous scrap metal derived from, among other sources, junked automobiles, railroad cars and railroad track materials and demolition scrap from obsolete structures, containers and machines. In addition, HBI and pig iron ("alternate metallics") can substitute for a limited portion of the scrap used in minimill steel production, although the sources and availability of alternate metallics are substantially more limited than those of scrap. The purchase prices for scrap and alternate metallics are subject to market forces largely beyond the control of the Company including demand by domestic and foreign steel producers, freight costs, speculation by scrap brokers and other conditions. The cost of scrap and alternate metallics to the Company can vary significantly, and the Company's product prices often cannot be adjusted, especially in the short-term, to recover the costs of increases in scrap and alternate metallics prices.

       To reduce the effects of scrap price volatility and improve access to high-quality raw materials, the Company is seeking to decrease its dependence on steel scrap as an input for the production process by utilizing alternate metallics. The Company has successfully integrated alternate metallics into the production process as a low residual scrap substitute. The Company typically purchases alternate metallics on a contract basis (whereas scrap is typically purchased on the spot market), which limits the effects of price fluctuations experienced in the scrap market. To date, the Company has purchased substantially all of the HBI it has used from a single source, but it has no long-term contracts for material amounts of HBI, and there is no assurance that it will be able to obtain significant quantities of HBI in the future. Pig iron is purchased from a variety of international producers.

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

       The sales force is organized both geographically and by product line. The Company has separate sales people for plate, DSAW and ERW pipe, and for seamless pipe, rod, bar, wire and rail products. As of December 31, 1996, the Company employed 18 direct sales people and 36 customer service representatives. Most of the Company's sales are initiated by contacts between sales representatives and customers. Accordingly, the Company does not incur substantial advertising or other promotional expenses for the sale of its products. In 1996, the Company did not derive more than 10 percent of its sales from any single customer. Except for contracts entered into from time to time to supply rail and large diameter DSAW pipe to significant projects, the Company does not have any significant ongoing contracts with customers and orders placed with the Company generally are cancelable by the customer prior to production.

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

       During 1996 the Company sold its bar products (primarily reinforcing bar) to fabricators and distributors. The majority of these customers are regional, located within Colorado. Incremental costs for transportation limit the Company's ability to ship the product out of the region and surrounding states. Some merchant and special bar quality product was also shipped during 1996, as the new rod and bar facility has provided the ability to provide certain new products.

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

       Competition within the steel industry is intense. The Company competes primarily on the basis of product quality, price and responsiveness to customer needs. Many of the Company's competitors are larger and have substantially greater capital resources, more modern technology and lower labor and raw material costs than the Company. In addition, a new minimill in Arizona and an upgraded minimill in Oregon are expected to commence production of rod and bar products in the near future. The Company expects increased competition as these competitors commence and increase production. Moreover, U.S. steel producers have historically faced significant competition from foreign producers. The highly competitive nature of the industry, combined with excess production capacity in some products, may in the future exert downward pressure on prices for certain of the Company's products. There is no assurance that the Company will be able to compete effectively in the future.

OREGON STEEL DIVISION

       The principal domestic competitor in the commodity steel plate market is Geneva Steel, which is the only integrated steel producer west of the Mississippi River. Geneva Steel has made significant investments to increase its capacity with specific focus on the commodity plate market throughout the entire United States. Other North American competitors include IPSCO, which is currently operating a steckel mill in Regina, Saskatchewan, while constructing a greenfield steckel mill operation in Iowa; Bethlehem Steel, Burns Harbor, Indiana; and to a limited degree several other U.S. producers. Principal competitors in the market for specialty steel plate include Lukens Steel, U.S. Steel Corporation and Algoma Steel Inc.

       The commodity steel plate market has continued to face foreign competition from Korea, Brazil, Canada, China and former Soviet countries. Foreign competition also exists for the specialty grades with imports from Sweden, European Economic community, Brazil, Canada and former Soviet countries. Significant imports through Texas and California, both in commodity and specialty products have and continue to have impact on the Company's participation in the western plate market.

       The Company believes that competition in the market for large diameter steel pipe is based primarily on quality, price and responsiveness to customer needs. Principal domestic competitors in the large diameter steel pipe market at this time are Berg Steel Pipe Corporation, located in Florida, and Bethlehem Steel Corporation, located in Pennsylvania. International competitors consist primarily of Japanese and European pipe producers. The principal Canadian competitor is IPSCO, located in Regina, Saskatchewan. Demand for the Company's pipe in recent years is primarily a function of new construction of oil and gas transportation pipelines and to a lesser extent maintenance and replacement of existing pipelines. Construction of new pipelines domestically depends to some degree on the level of oil and gas exploration and drilling activity.

       The competition in the market for ERW pipe is based on price, product quality and responsiveness to customers. The need for this product has a direct correlation to the drilling rig count in the United States and Canada. Principal competitors in the ERW product in western Canada are IPSCO located in Regina, Saskatchewan and Prudential Steel Ltd. located in Calgary, Alberta.

CF&I STEEL DIVISION

       The majority of current rail requirements in the United States revolves around replacement rail for existing rail lines. Imports have been a significant factor in the domestic premium rail market in recent years. The Company's capital expenditure program at CF&I provided the rail production facilities with continuous cast steel capability and in-line head-hardening rail capabilities necessary to compete with other producers. Pennsylvania Steel Technologies is the only other domestic rail producer.

       The Company's primary competitors in seamless pipe include a number of domestic and foreign manufacturers. The Company has the flexibility to produce relatively small volumes of specified products on short notice in response to customer requirements. Principal domestic competitors include U.S. Steel Corporation, Lone Star Steel and North Star Steel.

       The competition in bar products include a group of minimills that have a geographical location close to the intermountain market. The Company's market for wire rod is considered to encompass the western United States. Domestic rod competitors include GS Technologies, North Star Steel, Cascade Steel Rolling Mills, Keystone Steel and Wire and Northwestern Steel & Wire. The Company's market for wire products is considered to be west of the Mississippi River. The Company's wire facilities are mainly suited to products for the agricultural and construction markets. Domestic wire competitors include Keystone Steel and Wire, Northwestern Steel and Wire, Davis Wire and Tree Island Steel.

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


       PORTLAND MILL. In 1993 the Environmental Protection Agency ("EPA") concluded a site assessment of the Portland Mill. The review ranked the facility as a medium/low corrective action priority for identified solid waste management units ("SWMUs"). The Company has remediated the medium priority SWMUs and is evaluating action, if any, necessary with respect to the low priority SWMUs. By-products of the steelmaking process at the Portland Mill have been collected on-site. The Company has been carefully evaluating various commercial uses for these materials. One viable commercial use, application as an agricultural supplement, has been identified. The Company chose not to pursue this opportunity because of potential risks associated with the use of these materials as a soil supplement. The Company is actively searching for a viable commercial use. The ultimate success of this effort is unknown and, if unsuccessful, the effect on income of the cost of the off-site disposal is not determinable at this time.

       FONTANA PLATE MILL. The property and building at which the Fontana Plate Mill was located were leased to the Company. The Fontana Plate Mill was formerly part of a larger integrated steel plant ("Mill") operated by California Steel Industries, Inc. ("CSI") on property ("Mill Property") surrounding the
Fontana Plate Mill. The Company operated the Fontana Plate Mill from December 1989 to March 1995 and generated hazardous substances under California's regulations which were disposed of in compliance with applicable law. The Company closed the Fontana Plate Mill and has reached a lease termination agreement. Prior to the use of the Mill Property by the Company, the prior owner generated by-products that are now defined as hazardous by federal and California regulations. The owner of the Mill Property has agreed to indemnify the Company for damages, including the costs for remediation, suffered by the Company as the result of, or in connection with, toxic or hazardous substances at the Fontana Plate Mill site. Hazardous substances have been detected in the soil and groundwater at a number of specific areas within the Mill Property on the basis of inspections done by the prior owner and by the EPA. The testing program carried out by the prior owner and the EPA at the Mill Property did not include sampling at the Fontana Plate Mill site. The Company conducted only limited testing at the Fontana Plate Mill site, and there is no assurance that the levels of hazardous substances in the subsurface soils and groundwater at the Fontana Plate Mill are within permissible limits. The Company expects to satisfactorily vacate the site by the end of 1997.

       NAPA PIPE MILL. The Company acquired the Napa Pipe Mill in 1987. The prior owner of the mill disposed of certain waste materials, including spent sandblast materials, mill scale and welding flux, on-site. As a result of these matters and other actions prior to the acquisition, certain metals were released into the ground and certain petroleum-based compounds have seeped into the ground and groundwater at the Napa Pipe Mill. The prior owner of the mill entered into a stipulated judgment with the County of Napa which required a site investigation of the Napa Pipe Mill and remediation (to the satisfaction of local, regional and state environmental authorities) of soil and groundwater contamination associated with activities conducted at the site prior to its acquisition by the Company. As a result of the acquisition of the Napa Pipe Mill, the Company agreed to comply with the terms and requirements of the stipulated judgment. Proposed plans for investigating and remediating the soil and water conditions at the Napa Pipe Mill were submitted to local, regional and state environmental authorities in 1988. The Company is continuing to negotiate certain terms of the remediation plans with these environmental authorities. In addition to local, regional and state environmental authorities, the EPA conducted an investigation of the Napa Pipe Mill and took soil and water samples at the site. The Company's proposed plans for investigating the soil and water conditions at the Napa Pipe Mill were furnished to the EPA in 1988. While awaiting possible further response from the EPA, the Company is proceeding with its remediation plans as described above. In 1992 the State of California Environmental Protection Agency, Department of Toxic Substances Control completed a site screening and recommended a low priority preliminary endangerment assessment for the Napa Pipe Mill. The total cost of the remedial action that may be required to correct existing environmental problems at the Napa Pipe Mill, including remediation of contaminants in the soil and groundwater, depends on the eventual requirements of the relevant regulatory authorities. As of December 31, 1996, the Company had accrued reserves of $2.4 million to cover future costs arising from environmental issues relating to the site.

       CAMROSE PIPE MILL. A preliminary assessment of the property at the Camrose Pipe Mill indicates the presence of limited subsurface petroleum contamination as a result of previous operations. The assessment also identifies the potential for waste waters to have impacted the site. A voluntary assessment of the potential sources of the subsurface petroleum contamination was conducted in 1992. In 1995 the Company determined that some of the contamination was due to on-site processes and took action necessary to prevent further contamination of the site. The Company continues to assess other operations to determine their potential for causing future contamination of the site.

       PUEBLO MILL. At December 31, 1996 the Company had accrued a reserve of $35.1 million for environmental remediation at the Pueblo Mill. This reserve is based upon a range of estimated remediation costs of $23.1 million to $43.6 million. The Company's estimate of this environmental reserve was based on two remediation investigations conducted by independent environmental engineering consultants. The reserve includes costs for Resource Conservation and Recovery Act facility investigation, corrective measures study, remedial action and operation and maintenance of the remedial actions taken. The State of Colorado issued a postclosure permit for historic hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility. At December 31, 1996, CF&I has completed corrective action on three solid waste management units and continues to address projects on the prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado has indicated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. The Company believes the reserve is adequate to cover the remediation costs.

       The Clean Air Act Amendments of 1990 imposed new responsibilities on many industrial sources of air emissions, including plants owned by the Company. The Company cannot determine the exact financial impact of the new law because Congress is continuing to modify it. The impact will depend on a number of site-specific factors, including the quality of the air in the geographical area in which a plant is located, rules to be adopted by each state to implement the law and future EPA rules specifying the content of state implementation plans. The Company anticipates that it will be required to make additional expenditures, and will be required to pay higher fees to governmental agencies, as a result of the new law and future laws regulating air emissions. In addition, the monitoring and reporting requirements of the new law have subjected and will subject all air emissions to increased regulatory scrutiny. The Company submitted applications for permits under Title V of the Clean Air Act for the Portland and Pueblo Mills in 1995. The Company has budgeted capital expenditures to comply with Title V requirements in the amount of $11.2 million over a three-year period beginning in 1997.

       The Company's future expenditures for installation of and improvements to environmental control facilities, remediation of environmental conditions existing at its properties and other similar matters are difficult to predict accurately. Environmental legislation and regulations and related administrative policies have changed rapidly in recent years. It is likely that the Company will be subject to increasingly stringent environmental standards in the future (including those under the Clean Air Act Amendments of 1990, the Clean Water Act Amendments of 1990 stormwater permit program and toxic use reduction programs) and will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. Furthermore, although the Company has established certain reserves for environmental remediation as described above, there is no assurance regarding the cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts reserved. There is no assurance that expenditures or proceedings of the nature described above, or other expenditures or liabilities resulting from hazardous substances located on the Company's property or used or generated in the conduct of its business, or resulting from circumstances, actions, proceedings or claims relating to environmental matters, will not have a material adverse effect on the consolidated financial condition of the Company.

EMPLOYEES

       As of December 31, 1996, the Company had 2,730 full-time employees. The Company's employees at the Portland Mill, Napa Pipe Mill and corporate headquarters are not represented by a union. At the Pueblo Mill, approximately 1,260 employees work under collective bargaining agreements with several unions, principally the United Steelworkers of America ("USWA"). The USWA contract was negotiated in March 1993 and will expire in September 1997. The contract provides for scheduled annual cost of living pay increases during the life of the contract. Approximately 260 employees of the Camrose Pipe Mill are members of the Canadian Autoworkers Union. The contract for these employees expired on January 31, 1997 and has been renegotiated by the Company. The current contract expires on January 31, 2000. The Company believes it has a good relationship with its employees.

       The domestic employees of the Oregon Steel Division participate in the Employee Stock Ownership Plan ("ESOP"). As of December 31, 1996, the ESOP owned approximately 8 percent of the Company's outstanding common stock. Common stock is contributed to the ESOP as decided annually by the Board of Directors. The Company also has a profit participation plan for its domestic employees of both the Oregon Steel Division and the CF&I Steel Division which permits eligible employees to share in the pretax profits of their division.

ITEM 2.  PROPERTIES

OREGON STEEL DIVISION

       The Portland Mill is located on approximately 147 acres owned by the Company in the Rivergate Industrial Park in Portland, Oregon, near the confluence of the Columbia and Willamette rivers. The operating facilities principally consist of one electric arc furnace, ladle metallurgy stations, vacuum degasser, slab casting equipment and a plate rolling mill. The Company's 24,500 square foot office building and its steel mill facilities occupy approximately 84 acres of the site. The remaining 63 acres consist of two waterfront sites totaling 59 acres and a four-acre site. The adjacent water channel accommodates oceangoing vessels. The Company's heat treating facilities are located near its principal facilities on a five-acre site owned by the Company. In addition, the Company owns 74 acres of industrial property nearby, of which 44 acres are leased.

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

       Camrose Pipe Company ("Camrose") owns approximately 67 acres in Camrose, Alberta, Canada. The large diameter pipe mill occupies approximately 4 acres and the ERW pipe mill occupies approximately 3 acres of the site. In addition, there is a 3,600 square-foot office building on the site. The sales staff is located in Calgary, Alberta in leased space. The assets of Camrose, including all property, plant and equipment are collateral for the Camrose $15 million (Canadian dollars) revolving credit facility (see Note 7 to the Consolidated Financial Statements).

CF&I STEEL DIVISION

       The Pueblo Mill is located in Pueblo, Colorado on approximately 570 acres. The operating facilities principally consist of two electric arc furnaces for production of all raw steel, a ladle refining furnace and vacuum degassing system, two 6-strand continuous round casters for producing semifinished steel, and four finishing mills for conversion of semifinished steel to a finished steel product. These finishing mills consist of a rail mill, seamless tube mill, a rod and bar mill and a wire mill.



       At December 31, 1996, the Company had the following nominal capacities which are affected by product mix:

                                                   PRODUCTION      PRODUCTION
                                                    CAPACITY          1996
                                                     (TONS)          (TONS)
                                                   ----------      ----------
     Portland Mill:          Melting                 840,000         598,300
                             Finishing               470,000         471,600
     Napa Pipe Mill:         Steel pipe              350,000         208,700
     Camrose Pipe Mill:      Steel pipe              325,000         104,900
     Pueblo Mill:            Melting               1,200,000         937,900
                             Finishing mills       1,200,000         802,800


       The Notes and guarantees are secured by a lien on substantially all of the property, plant and equipment of the Company and the Guarantors. (See Note 7 to the Consolidated Financial Statements.)

ITEM 3.  LEGAL PROCEEDINGS

       In July 1995 the Oregon Occupational Safety and Health Division ("Oregon OSHA") cited the Company $1.4 million in penalties for alleged violations of Oregon occupational safety and health rules. Of the 18 individual citations, 10 were alleged by Oregon OSHA to be willful.

       Oregon OSHA claims that a Material Safety Data Sheet ("MSDS") that the Company had prepared for its glass frit product produced at the Portland Mill was incomplete in its description of certain metals present in the product. Oregon OSHA also alleges that certain aspects of the glass plant's lead and cadmium protection programs were not in complete compliance with applicable OSHA regulations. The Company has conducted its own investigation of all the alleged violations and since the investigation began the Company has been fully cooperating with OSHA. The Company has appealed the citation. An administrative law judge has approved an agreement between OSHA and the Company to resolve certain penalties for $31,360 and has entered interim orders dismissing certain other violations. Approximately $500,000 in penalties remain at issue. Although the Company has appealed the citation and believes the final outcome will not have a material adverse effect on the Company, the Company's appeal may be unsuccessful and it may be required to pay all or a material portion of the remaining penalties.

       There are a number of claims arising out of the Company's contract with Dick Corporation, the prime contractor on the Combination Mill. The Company's position is that the prime contractor was failing to perform, so it terminated the contract and made arrangements with other contractors to complete the project. The prime contractor filed an arbitration claim against the Company and the Company has counterclaimed. While it is difficult to determine at this stage the amount claimed by the prime contractor, the prime contractor filed a lien in the approximate amount of $16.5 million. The prime contractor claimed certain other unspecified damages. However, the Company believes that the lien amount includes amounts that were subsequently paid by the Company to certain subcontractors and suppliers of the prime contractor in the amount of approximately $7.7 million. As a result, it appears that the net amount claimed by the prime contractor in the arbitration would be approximately $8.8 million plus unspecified damages.

       The Company has filed a counterclaim against the prime contractor in the arbitration. The amount of this counterclaim cannot be finalized until the Combination Mill project is complete. However, it is expected that the amount of the counterclaim will exceed the amount of the prime contractor's claim.

       On the same project, five other liens have been filed by subcontractors and/or suppliers of the prime contractor. These liens total approximately $6 million. The Company believes these claims are included in the amount of the lien filed by the prime contractor.

       The Company denies liability on all of the claims of the prime contractor and its subcontractors and suppliers and, as stated above, believes it is entitled to recover from the prime contractor all damages incurred. To the extent that the Company owes any amounts to the prime contractor or any of its subcontractors or suppliers, the Company may have claims for reimbursement against certain of its other engineers, vendors or consultants on the project.


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

       No matters were voted upon during the fourth quarter of 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders.

       The name of each executive officer of the Company, age as of February 1, 1997 and position(s) and office(s) and all other positions and offices held by each executive officer are as follows:

                                                                  ASSUMED
                                                                  PRESENT
                                                                  EXECUTIVE
NAME                       AGE     POSITIONS                      POSITION
----                       ---     ---------                      ---------

Thomas B. Boklund          57      Chairman of the                July 1985
                                   Board of Directors and
                                   Chief Executive Officer

Joe E. Corvin              52      President and                  December 1996
                                   Chief Operating Officer

L. Ray Adams               46      Vice President of Finance      March 1991
                                   and Chief Financial Officer

Christopher D. Cassard     43      Corporate Controller           February 1996

Richard J. Kasten          52      Vice President of              February 1992
                                   International Sales

LaNelle F. Lee             59      Vice President of              April 1996
                                   Administration and Secretary

Robert R. Mausshardt       64      Vice President of              March 1984
                                   Marketing, Tubular Products

Steven M. Rowan            51      Vice President of              February 1992
                                   Materials and Transportation

Jeff S. Stewart            35      Treasurer                      February 1996


       Each of the executive officers named above has been employed by the Company in an executive or managerial role for at least five years except Christopher D. Cassard. Mr. Cassard joined the Company in August of 1992 and until January 1996 served as Treasurer. In February 1996, he was elected Corporate Controller. From 1990 to 1992 he was a consultant on various finance projects for privately-held companies and from 1989 to 1990 was Chief Financial Officer for Columbia Vista Corporation.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded on the New York Stock Exchange. At December 31, 1996, the number of common stockholders of record was 864. Information on quarterly dividends and common stock prices is shown on page 21 and incorporated herein by reference.

      The indenture under which the Company's 11% First Mortgage Notes due 2003 were issued contains restrictions on the payment of common stock dividends. (See
Note 7 to the Consolidated Financial Statements.) At December 31, 1996, $25.9 million was available for the payment of common stock dividends under these restrictions.


ITEM 6.  SELECTED FINANCIAL DATA

                                                                                 YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                          1996             1995           1994            1993            1992
                                                     ------------         ------        --------        --------         -------
                                                                (IN THOUSANDS, EXCEPT PER SHARE, TON AND PER TON AMOUNTS)

INCOME STATEMENT DATA:
Sales                                                $   772,815     $   710,971     $   838,268     $   679,823     $   397,722
Cost of sales                                            670,819         638,413         761,335         608,236         316,455
Provision for rolling mill closures                            -               -          22,134               -               -
Selling, general and administrative
     expenses                                             44,857          43,121          50,052          41,447          29,785
Profit participation and ESOP
     contribution                                          7,844           5,418           3,074           5,280          14,011
                                                     -----------     -----------     -----------     -----------     -----------
          Operating income                                49,295          24,019           1,673          24,860          37,471
Other income (expense), net                              (12,937)         (8,685)         (1,579)         (3,421)            955
Settlement of litigation                                       -               -               -           2,750          (5,040)

Minority interests                                        (1,204)            862          (3,373)         (1,996)          1,097
Income tax benefit (expense)                             (11,407)         (3,762)          2,941          (7,388)        (14,506)
                                                     -----------     -----------     -----------     -----------     -----------
         Net income (loss)                           $    23,747     $    12,434     $      (338)    $    14,805     $    19,977
                                                     ===========     ===========     ===========     ===========     ===========
COMMON STOCK INFORMATION:
Net income (loss) per share                                $1.02            $.62           $(.02)           $.75           $1.04
Cash dividends declared per share                           $.56            $.56           $ .56            $.56            $.56
Weighted average common shares and
     common equivalents outstanding                       23,333          20,016          19,973          19,822          19,183
BALANCE SHEET DATA (AT DECEMBER 31):
Working capital                                      $   120,996     $   115,453     $   141,480     $   139,461     $    99,444
Total assets                                             913,355         805,266         665,733         549,670         354,252
Current liabilities                                      114,729         121,327         117,986         116,322          55,522
Long-term debt                                           330,993         312,679         187,935          76,487               -
Total stockholders' equity                               353,041         266,790         263,477         275,242         257,515
OTHER DATA:
Depreciation and amortization                        $    29,025     $    24,964     $    22,012     $    21,375     $    16,253
Capital expenditures                                 $   156,538     $   176,885     $   128,237     $    40,905     $    34,281
Total tonnage sold:
    Oregon Steel Division                                607,600         763,500         920,700         778,300         665,300
    CF&I Steel Division                                  893,200         640,200         765,600         624,700               -
                                                     -----------     -----------     -----------     -----------     -----------
                                                       1,500,800       1,403,700       1,686,300       1,403,000         665,300
                                                     ===========     ===========     ===========     ===========     ===========

Operating margin (FN1)                                      6.4%            3.4%            2.8%            3.7%            9.4%
Operating income per ton sold (FN1)                          $33             $17             $14             $18             $56
--------

(FN1) Excluding provision for rolling mill closures in 1994.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; potential equipment malfunction, and plant construction and repair delays.

      The following table sets forth for the periods indicated the percentages of sales represented by selected income statement items and information regarding selected balance sheet data:

                                                                  YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                               1996        1995       1994
                                                            --------    --------    --------
INCOME STATEMENT DATA:
  Sales                                                       100.0%      100.0%      100.0%
  Cost of Sales                                                86.8        89.8        90.8
  Provision for rolling mill closures                             -           -         2.6
  Selling, general and administrative expenses                  5.8         6.1         6.0
  ESOP and profit participation contribution                    1.0          .7          .4
                                                            -------     -------     -------
     Operating income                                           6.4         3.4          .2
  Interest and dividend income                                   .1          .1          .2
  Interest expense                                             (1.6)       (1.5)        (.5)
  Other income, net                                               -          .2          .1
  Loss on termination of interest rate swap agreements          (.2)          -           -
Minority interests                                              (.1)         .1         (.4)
                                                            -------     -------     -------

     Pretax income (loss)                                       4.6         2.3         (.4)
Income tax benefit (expense)                                   (1.5)        (.5)         .4
                                                            -------     -------     -------
     Net income                                                 3.1%        1.8%         .0%
                                                            =======     =======     =======

BALANCE SHEET DATA (AT DECEMBER 31):
  Current ratio                                               2.1:1       2.0:1       2.2:1
  Long-term debt as a percent of capitalization                48.4%       54.0%       41.6%
  Net book value per share                                 $  13.74    $  13.74     $ 13.60


   The following table sets forth by division, for the periods indicated, tonnage sold, revenues and average selling price per ton:

                                                          YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                    1996         1995            1994
                                                 ----------   ----------      ----------

TOTAL TONNAGE SOLD:
   Oregon Steel Division
        Plate                                       279,600      295,900         424,100
        Welded Pipe                                 324,700      271,400         451,200
        Semifinished                                  3,300      196,200          45,400
                                                 ----------   ----------      ----------
             Total Oregon Steel Division            607,600      763,500         920,700
                                                 ----------   ----------      ----------

   CF&I Steel Division
         Rail                                       287,700      240,700         250,500
         Rod/Bar/Wire                               392,600      271,300         379,300
         Seamless Pipe                              151,200      116,100         130,000
         Semifinished                                61,700       12,100           5,800
                                                 ----------   ----------      ----------
              Total CF&I Steel Division             893,200      640,200         765,600
                                                 ----------   ----------      ----------

              Total Company                       1,500,800    1,403,700       1,686,300
                                                 ==========   ==========      ==========

REVENUES (IN THOUSANDS):
   Oregon Steel Division                         $  379,119   $  407,968      $  498,794
   CF&I Steel Division                              393,696      303,003         339,474
                                                 ----------   ----------      ----------
         Total                                   $  772,815   $  710,971      $  838,268
                                                 ==========   ==========      ==========

AVERAGE SELLING PRICE PER TON:
   Oregon Steel Division                               $624         $534            $542
   CF&I Steel Division                                 $441         $467(FN1)       $443
         Company Average                               $515         $504(FN1)       $497

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

     In an effort to decrease the Company's reliance on the domestic large diameter pipe market and provide additional end use for its steel plate, the Company acquired a 60 percent interest in the Camrose Pipe Mill in June 1992 from Stelco, a large Canadian steel producer, which owns the remaining 40 percent interest in the Camrose Pipe Mill. The Camrose Pipe Mill has two pipe manufacturing mills. One is a large diameter pipe mill similar to that of the Napa Pipe Mill and the other is an ERW pipe mill which produces steel pipe used in the oil and gas industry for drilling and distribution. The combined capacity of the two mills is approximately 325,000 tons per year depending on product mix. In 1994, 1995 and 1996 the Camrose Pipe Mill shipped 172,800, 79,400 tons, and 114,300, respectively, of steel pipe and generated revenues of $110.0 million, $55.1 million, and $78.5 million, respectively. During those years Stelco was a major supplier of steel plate and coil for the Camrose Pipe Mill. Under the acquisition agreement for the mill, either the Company or Stelco may initiate a buy-sell procedure pursuant to which the initiating party establishes a price for the Camrose Pipe Mill and the other party must either sell its interest to the initiating party at that price or purchase the initiating party's interest at that price, at any time after March 31, 1997.

     To expand the Company's steel product lines and enter new geographic areas, CF&I purchased the Pueblo Mill and related assets in March 1993. The Pueblo Mill has melting and finishing capacity of approximately 1.2 million tons per year. In 1994, 1995 and 1996 the Pueblo Mill shipped 765,600, 640,200 and 893,200 tons, respectively, and generated revenues of $339.5 million, $303.0 million, and $393.7 million, respectively. In August 1994 New CF&I sold a 10 percent equity interest in New CF&I to a subsidiary of Nippon. In connection with that sale, Nippon agreed to license to the Company its proprietary technology for producing DHH rail under a separate equipment supply agreement. In November 1995 the Company sold a 3 percent equity interest in New CF&I to two companies of Nissho Iwai, a large Japanese trading company. In connection with that sale, Nissho Iwai agreed to promote the international sale of certain steel products produced by the Company.

     1997 will be a year of transition for the Company as it completes construction and begins commissioning and start-up activity on the Combination Mill at its Portland Mill. The Combination Mill is expected to start up by the second quarter of 1997 and be fully operational by the end of 1997. During this transition period, the Company will incur training costs as well as production inefficiencies related to the start-up of the Combination Mill. Additionally, depreciation expense associated with the Combination Mill and interest costs previously capitalized as a cost of construction are expected to be expensed during the second half of 1997. The Company expects that these costs will adversely affect financial results until the Combination Mill is fully operational. In an effort to minimize adverse financial results and disruptions of plate products to its external and internal plate customers, it is the Company's intention to continue to operate its current plate rolling facility at the Portland Mill until the middle of 1997 when the Combination Mill begins to roll plate in excess of 103".

COMPARISON OF 1996 TO 1995

     SALES. Sales in 1996 of $772.8 million increased 8.7 percent from sales of $711.0 million in 1995. Shipments increased 6.9 percent to 1.5 million tons in 1996 from 1.4 million tons in 1995. Average selling prices increased $11 to $515 per ton in 1996 compared to 1995. Of the $61.8 million sales increase, $48.9 million was the result of volume increases and $16.9 million from higher average selling prices, offset by $4.0 million of 1995 insurance proceeds not recurring in 1996.

     The increases in sales and shipments was primarily the result of increased shipments of rail, seamless pipe, rod and bar, and semifinished products by the CF&I Steel Division and welded pipe products by the Oregon Steel Division, offset in part by decreased semifinished product shipments by the Oregon Steel Division. Shipments increased at the CF&I Steel Division due to increased pro-


duction resulting from the completion of the capital improvement program.
Welded pipe shipments increased at the Napa Pipe Mill to 210,500 tons in 1996 versus 192,000 tons in 1995 and at the Camrose Pipe Mill to 114,200 tons in 1996 versus 79,400 tons in 1995. The higher average selling price in 1996 was due to a combination of increased shipments of welded and seamless pipe, higher selling prices for plate and seamless pipe products and reduced shipments of semifinished products, partially offset by increased shipments of rod and bar, which have a generally lower selling price per ton than the other finished products sold by the Company.

     GROSS PROFITS. Gross profits as a percentage of sales for 1996 were 13.2 percent compared to 10.2 percent for 1995. Gross profit margins were positively impacted by increased selling prices of plate and seamless pipe products, improved product mix and lower manufacturing costs of producing plate and welded pipe at the Oregon Steel Division. Gross profit was negatively impacted by higher costs and reduced shipments at CF&I due to an outage of the ladle refining furnace during June 1996 as a result of a mechanical failure and by the loss of the use of one of the two main transformers that supply electricity to the melt shop at CF&I during the fourth quarter of 1996. As a result, steel production volume was significantly affected, limiting availability of steel to the finishing mills, particularly the rod and bar mill. The outages resulted in low operating efficiencies, increased costs and lost sales opportunities. The Company estimates that the transformer outage negatively affected operating income by approximately $2 million, net of insurance proceeds recorded to date.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses for 1996 increased $1.7 million or 4.0 percent compared to 1995 but decreased as a percent of revenues from 6.1 percent in 1995 to
5.8 percent in 1996. The percentage decrease was primarily due to cost controls and increased sales in 1996.

     CONTRIBUTION TO ESOP AND PROFIT PARTICIPATION. There was no contribution to the ESOP in 1996 and 1995. Profit participation plan expense was $7.8 million in 1996 compared to $5.4 million in 1995. The increase in 1996 profit participation reflects the increased profitability as compared to 1995 at the Oregon Steel Division.

     INTEREST EXPENSE. Total interest cost for 1996 was $33.2 million, an increase of $10.7 million compared to 1995. This increase was related to interest cost incurred on debt issued to reduce bank borrowings and to fund the capital improvement program at the Oregon Steel and CF&I Steel Divisions. Of the $33.2 million of interest, $20.7 million was capitalized as part of construction in progress.

     INCOME TAX EXPENSE. The Company's effective income tax rate for state and federal taxes was 32.4 percent for 1996 compared to 23.2 percent for 1995. The effective income tax rate for both periods varied from the combined state and federal statutory rate due to earned state tax credits, principally enterprise zone credits, and deductible dividends paid on stock held by the ESOP and paid to ESOP participants. In 1995 a net tax benefit of $2.5 million was recognized related to enterprise zone credits for eligible completed capital projects at the Pueblo Mill.

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

     The decrease in sales and shipments was primarily the result of reduced plate and welded pipe product shipments by the Oregon Steel Division and reduced rod and bar shipments by the CF&I Steel Division, offset in part by increased semifinished product sales by the Oregon Steel Division. Plate shipments declined primarily due to the closure of the Fontana Plate Mill in the first quarter of 1995, which reduced the Company's plate rolling capacity by approximately 50 percent. During 1995 the Fontana Plate Mill shipped approximately 19,000 tons of plate versus 309,000 tons in 1994, of which 168,000 tons were converted into pipe at the Napa Pipe Mill. Shipments of welded pipe products declined due to the completion of a large international order that was produced in 1994 and adverse market conditions in Canada. Rod and bar shipments by the CF&I Steel Division were negatively impacted by difficulties relating to the start-up of the new combination rod and bar mill which resulted in production delays and reduced production. In addition, rod and bar costs of sales, net of sales were capitalized through July 31, 1995. Thus the Company's income statement for 1995 did not reflect $26.0 million from the sale of 78,700 tons of rod and bar mill products, nor did it reflect $26.7 million for the cost of those sales. The Company began recognizing all revenues and costs associated with the new rod and bar mill in its income statement beginning in August 1995.

     GROSS PROFIT. Gross profit as a percentage of sales for 1995 was 10.2 percent compared to 9.2 percent for 1994. Gross profit margins were positively impacted by higher selling prices for most of the Company's products, offset by a 7.5 percent increase in the cost of scrap and other metallics. Gross profit margin, as in 1994, continued to be negatively affected by high costs and lower volumes relating to the completion and start-up of a portion of the equipment upgrades which were part of the capital improvement program at the Pueblo Mill. Gross profits for 1995 were positively impacted compared to 1994 due to approximately $4.0 million received from the Company's business interruption insurance carrier in the second quarter of 1995 for reimbursements of lost profits at the CF&I Steel Division.

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

     CONTRIBUTION TO ESOP AND PROFIT PARTICIPATION. There was no contribution made to the ESOP in 1995, compared to a contribution of $738,000 in 1994. Profit participation plan expense was $5.4 million for 1995 compared to $2.3 million for 1994. The increase in 1995 profit participation reflects the increased profitability over 1994 of certain business units of the Oregon Steel Division.

     INTEREST AND DIVIDEND INCOME. Interest and dividend income on investments was $557,000 in 1995 compared to $1.6 million in 1994. This decrease was primarily due to interest of $1.1 million earned on property tax refunds received in 1994 that did not reoccur in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from 1996 operations was $80.9 million compared to $53.6 million in 1995. The major items affecting this $27.3 million increase were increased net income ($11.3 million), increased depreciation and amortization ($4.1 million), a larger increase in deferred income taxes ($5.4 million), a larger decrease in inventory ($5.6 million) and an increase in accounts payable versus a decrease in 1995 ($12.4 million). These cash increases were partially offset by an increase in accounts receivable ($11.0 million).

     Net working capital at December 31, 1996, increased $5.5 million compared to December 31, 1995, reflecting a $1.1 million decrease in current assets and a $6.6 million decrease in current liabilities. Accounts payable decreased from $85.4 million at the end of 1995 to $75.4 at December 31, 1996. The decrease was primarily due to the reduced accounts payable related to the capital improvement program at the CF&I Division which was completed during 1996.


     On June 19, 1996, the Company completed public offerings of an additional 6,000,000 shares of common stock at $12.75 per share and $235 million principal amount of 11% First Mortgage Notes due 2003. On July 9, 1996, the Company issued an additional 271,857 shares of common stock at $12.75 per share pursuant to an underwriter's over-allotment option. The proceeds from these offerings were $302.3 million, net of expenses and underwriting discounts. The Notes are guaranteed by New CF&I and CF&I. The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company and the Guarantors. The collateral for the Notes and the guarantees do not include, among other things, inventory and accounts receivable. The indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined.

     In June 1996, the Company amended and restated its existing $297 million bank credit agreement to establish a $125 million revolving bank credit facility ("Amended Credit Agreement"), which expires June 11, 1999, and may be drawn upon based on the Company's accounts receivable and inventory balances. At December 31, 1996, $45.5 million was outstanding under the Amended Credit Agreement. At the Company's election, interest on the Amended Credit Agreement is based on the London Interbank Borrowing Rate ("LIBOR"), the prime rate or the federal funds rate, plus a margin determined by the Company's leverage ratio. The annual commitment fees are .5 percent of the unused portion of the Amended Credit Agreement. The Amended Credit Agreement is collateralized by substantially all of the Company's consolidated inventory and accounts receivable, except those of Camrose. Amounts outstanding under the Amended Credit Agreement are guaranteed by the Guarantors. The Amended Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio.

      Term debt of $67.5 million was incurred by CF&I as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is uncollateralized and is payable over ten years with interest at 9.5 percent. As of December 31, 1996, the outstanding balance on the debt was $51.3 million, of which $44.7 million was classified as long-term.

      Camrose maintains a $15 million (Canadian dollars) revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose and borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. The facility expires on December 30, 1999. Depending on Camrose's election at the time of borrowing, interest is payable based on (1) the bank's Canadian dollar prime rate, (2) the bank's U.S. dollar prime rate or (3) LIBOR. As of December 31, 1996, Camrose had $5.8 million outstanding under the facility.

      The Company has an uncollateralized and uncommitted revolving line of credit with a bank which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At December 31, 1996, $13.6 million was restricted under outstanding letters of credit.

      During 1996 the Company expended approximately $28.2 million (exclusive of capitalized interest) on the capital improvement program at the Pueblo Mill, $98.8 million (exclusive of capitalized interest) on the Combination Mill, and $8.8 million on other capital projects. During 1997 the Company expects to expend approximately $32.3 million on the Combination Mill. In addition to the Combination Mill, the Company has budgeted approximately $25.5 million for capital expenditures in 1997 at its manufacturing facilities for upgrade projects to the present facilities and equipment.

      The Company believes that its anticipated needs for working capital and capital expenditures through 1997 will be met from funds generated by operations and borrowings pursuant to the Company's Amended Credit Agreement.

      IMPACT OF INFLATION. Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    QUARTERLY FINANCIAL DATA - UNAUDITED




                                                     1996                                            1995
                                -----------------------------------------       ---------------------------------------------
                                  4TH          3RD       2ND        1ST          4TH         3RD          2ND          1ST
                                ------      -------    -------    -------       ------      -------    --------       -------
                                                          (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Sales                           $205.6      $ 187.7    $ 174.1    $ 205.5       $180.4      $ 188.5    $  155.1(FN3)  $ 187.0
Operating income                  11.2(FN1)    12.8        9.9       15.3          2.4          5.8        11.0           4.8
Net income                         6.7          6.4        4.1        6.5          2.8(FN2)     2.0         5.7           1.9
Net income
   per share                    $  .26      $   .24    $   .20    $   .33       $  .14      $   .10    $    .28       $   .10
Dividends declared per
   common share                 $  .14      $   .14    $   .14    $   .14       $  .14      $   .14    $    .14       $   .14
Common stock
    price range:
        High                    $17-3/4     $15-7/8    $16-7/8    $15-3/8       $16-1/8     $18-7/8    $ 19-3/4       $18-3/8
        Low                     $14-5/8     $12-3/4    $12-1/2    $12-3/4       $13-1/8     $15-3/4    $ 15-1/2       $14-7/8
Average shares
    outstanding                    26.3        26.3       20.8       20.0          20.0        20.0          20.0        20.0

-----------------

(FN1) Includes approximately $1 million write-down of older plant and equipment held for sale, approximately $2.5 million of net negative adjustments primarily related to inventory, and a decrease in gross margin of approximately $2 million, net of insurance proceeds recorded to date, related to the transformer outage at CF&I.

(FN2) Includes net tax benefit of $2.5 million for Enterprise Zone credits on the eligible completed capital projects at CF&I.

(FN3) Includes proceeds from insurance settlement of approximately $4.0 million for reimbursement of lost profits resulting from an explosion in 1994 at CF&I's rod and bar mill.



REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Oregon Steel Mills, Inc.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Oregon Steel Mills, Inc. and its subsidiaries at December 31, 1996 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Portland, Oregon
January 17, 1997


                                                      OREGON STEEL MILLS, INC.
                                                   CONSOLIDATED BALANCE SHEETS
                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                            ASSETS


                                                                                                DECEMBER 31,
                                                                                  -----------------------------------
                                                                                     1996          1995         1994
                                                                                  ---------       ------       ------
Current assets:
   Cash and cash equivalents                                                      $     739    $     644    $   5,039
   Trade accounts receivable, less allowance
       for doubtful accounts of $2,735,
       $1,905 and $2,063                                                             91,480       80,520       80,203
   Inventories                                                                      120,636      141,310      160,788
   Deferred tax asset                                                                17,084        9,461        5,775
   Other                                                                              5,786        4,845        7,661
                                                                                  ---------    ---------    ---------
       Total current assets                                                         235,725      236,780      259,466
                                                                                  ---------    ---------    ---------
Property, plant and equipment:
   Land and improvements                                                             29,577       28,471       28,319
   Buildings                                                                         37,617       37,126       36,943
   Machinery and equipment                                                          426,912      376,217      230,019
   Construction in progress                                                         255,558      171,487      139,842
                                                                                  ---------    ---------    ---------
                                                                                    749,664      613,301      435,123
   Accumulated depreciation                                                        (145,096)    (118,147)     (97,027)
                                                                                  ---------    ---------    ---------
                                                                                    604,568      495,154      338,096
                                                                                  ---------    ---------    ---------
Cost in excess of net assets acquired, net                                           37,398       41,555       42,569
Other assets                                                                         35,664       31,777       25,602
                                                                                  ---------    ---------    ---------
                                                                                  $ 913,355    $ 805,266    $ 665,733
                                                                                  =========    =========    =========
                                                           LIABILITIES
Current liabilities:
   Current portion of long-term debt                                              $   6,574    $   4,576    $   5,302
   Accounts payable                                                                  75,428       85,360       85,618
   Accrued expenses                                                                  32,727       31,391       27,066
                                                                                  ---------    ---------    ---------
       Total current liabilities                                                    114,729      121,327      117,986
Long-term debt                                                                      330,993      312,679      187,935
Deferred employee benefits                                                           18,262       17,044       17,661
Environmental liability                                                              35,103       36,331       36,609
Deferred income taxes                                                                24,365       15,470       10,725
                                                                                  ---------    ---------    ---------
                                                                                    523,452      502,851      370,916
                                                                                  ---------    ---------    ---------
Minority interests                                                                   36,862       35,625       31,340
                                                                                  ---------    ---------    ---------
Commitments and contingencies (Note 12)
                                                      STOCKHOLDERS' EQUITY
Capital stock:
   Preferred stock, par value $.01 per share;
     1,000 shares authorized; none issued
   Common stock, par value $.01 per share;
     30,000 shares authorized; 25,693, 19,422 and 19,377
     shares issue and outstanding                                                       257          194          194
Additional paid-in capital                                                          226,085      150,826      150,090
Retained earnings                                                                   130,417      119,302      117,739
Cumulative foreign currency translation
   adjustment                                                                        (3,718)      (3,532)      (4,546)
                                                                                  ---------    ---------    ---------
                                                                                    353,041      266,790      263,477
                                                                                  ---------    ---------    ---------
                                                                                  $ 913,355     $805,266    $ 665,733
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


                                                     OREGON STEEL MILLS, INC.
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------
                                                                      1996        1995         1994
                                                                   ---------    ---------    ---------
Sales                                                              $ 772,815    $ 710,971    $ 838,268
                                                                   ---------    ---------    ---------

Costs and expenses:
     Cost of sales                                                   670,819      638,413      761,335
     Provision for rolling mill closures                                   -            -       22,134
     Selling, general and administrative                              44,857       43,123       50,052
     Contributions to employee stock ownership plan                        -            -          738
     Profit participation                                              7,844        5,416        2,336
                                                                   ---------    ---------    ---------
                                                                     723,520      686,952      836,595
                                                                   ---------    ---------    ---------
          Operating income                                            49,295       24,019        1,673
Other income (expense):
     Interest and dividend income                                        520          557        1,620
     Interest expense                                                (12,479)     (10,307)      (3,910)
     Loss on termination of interest rate swap
           agreements (Note 15)                                       (1,232)           -            -
     Minority interests                                               (1,204)         862       (3,373)
     Other, net                                                          254        1,065          711
                                                                   ---------    ---------    ---------
          Income (loss) before income taxes                           35,154       16,196       (3,279)
Income tax (expense) benefit                                         (11,407)      (3,762)       2,941
                                                                   ---------    ---------    ---------
          Net income (loss)                                        $  23,747    $  12,434    $    (338)
                                                                   =========    =========    =========

Net income (loss) per share                                        $    1.02    $     .62    $    (.02)
                                                                   =========    =========    =========






                                             The accompanying notes are an integral part of the
                                                       consolidated financial statements.


                                                      OREGON STEEL MILLS, INC.
                                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                                                     CUMULATIVE
                                                                                         MINIMUM      FOREIGN
                                                                  ADDITIONAL             PENSION      CURRENCY
                                               COMMON STOCK        PAID-IN   RETAINED   LIABILITY   TRANSLATION
                                            SHARES      AMOUNT     CAPITAL   EARNINGS   ADJUSTMENT   ADJUSTMENT   TOTAL
                                            ------      ------    --------   --------   ----------  ----------    -----

Balances, December 31, 1993                 19,348    $    193    $149,340   $128,924   $   (297)   $ (2,918)   $275,242
Net loss                                                                         (338)                              (338)
Issuance to employee
   stock ownership plan                         29           1         750                                           751
Minimum pension
   liability adjustment                                                                      297                     297
Foreign currency
   translation adjustment                                                                             (1,628)     (1,628)
Dividends paid ($.56 per share)                                               (10,847)                           (10,847)
                                            ------    --------    --------   --------   --------    --------    --------
Balances, December 31, 1994                 19,377         194     150,090    117,739          -      (4,546)    263,477
Net income                                                                     12,434                             12,434
Issuance to employee stock
   ownership plan                               45                     736                                           736
Foreign currency
   translation adjustment                                                                              1,014       1,014
Dividends paid ($.56 per share)                                               (10,871)                           (10,871)
                                            ------    --------    --------   --------   --------    --------    --------
Balances, December 31, 1995                 19,422         194     150,826    119,302          -      (3,532)    266,790
Net income                                                                     23,747                             23,747
Issuance of common stock (Note 13)           6,271          63      75,259                                        75,322
Foreign currency
   translation adjustment                                                                               (186)       (186)
Dividends paid ($.56 per share)                                               (12,632)                           (12,632)
                                            ------    --------    --------   --------    -------    --------    --------
Balances, December 31, 1996                 25,693    $    257    $226,085   $130,417          -    $ (3,718)   $353,041
                                            ======    ========    ========   ========    =======    ========    ========




                      The accompanying notes are an integral part of the consolidated financial statements.


                                                OREGON STEEL MILLS, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                              1996         1995         1994
                                                                           ---------    ---------    ----------

Cash flows from operating activities:
   Net income (loss)                                                       $  23,747    $  12,434    $    (338)
   Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                                       29,025       24,964       22,012
          Provision for rolling mill closures                                      -            -       22,134
          Deferred income taxes                                                9,030        3,583       (5,789)
          Minority interests' share of income (loss)                           1,239         (755)       1,565
          Other, net                                                           6,278           20          936
          Changes in current assets and liabilities:
                 Trade accounts receivable                                   (11,030)         (39)      (9,161)
                 Inventories                                                  20,597       14,989       (3,786)
                 Deferred tax asset                                           (7,623)      (3,686)        (971)
                 Accounts payable and accrued expenses                         6,599         (712)      (7,620)
                 Other                                                         2,996        2,818        1,538
                                                                           ---------    ---------    ---------

     NET CASH PROVIDED BY
        OPERATING ACTIVITIES                                                  80,858       53,616       20,520
                                                                           ---------    ---------    ---------

Cash flows from investing activities:
      Additions to property, plant and equipment                            (156,538)    (176,885)    (128,237)
      Other, net                                                                 828          624         (207)
                                                                           ---------    ---------    ---------
      NET CASH USED BY INVESTING ACTIVITIES                                 (155,710)    (176,261)    (128,444)
                                                                           ---------    ---------    ---------
Cash flows from financing activities:
      Net borrowings under Canadian bank
         revolving loan facility                                                (911)       3,443        3,164
      Proceeds from long-term bank debt                                      264,300      330,600      228,483
      Payments on bank and other long-term debt                             (478,052)    (210,130)    (133,594)
      Net proceeds from issuance of 11% First Mortgage Notes                 226,942            -            -
      Net proceeds from issuance of common stock                              75,322            -            -
      Dividends paid                                                         (12,632)     (10,871)     (10,847)
      Proceeds from sale of subsidiary common stock (Note 14)                      -        5,040       16,800
                                                                           ---------    ---------    ---------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                               74,969      118,082      104,006
                                                                           ---------    ---------    ---------

Effects of foreign currency exchange rate changes on
cash                                                                             (22)         168         (666)
                                                                           ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                              95       (4,395)      (4,584)
Cash and cash equivalents at beginning of year                                   644        5,039        9,623
                                                                           ---------    ---------    ---------

Cash and cash equivalents at end of year                                   $     739    $     644    $   5,039
                                                                           =========    =========    =========

Supplemental disclosures of cash flow information:
  Cash paid for:
         Interest                                                          $  32,347    $  20,087    $  10,500
         Income taxes                                                      $   8,659    $   1,966    $   3,967


See Notes 5 and 15 for additional supplemental cash flow disclosures.


            The accompanying notes are an integral part of the consolidated financial statements.

                            OREGON STEEL MILLS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF OPERATIONS

    Oregon Steel Mills, Inc. and subsidiaries ("Company") manufacture various specialty and commodity steel products with operations in the United States and Canada. The principal markets for the Company's products are steel service centers, steel fabricators, railroads, oil and gas producers and distributors and other industrial concerns. The Company's products are primarily marketed in the United States west of the Mississippi River and western Canada. The Company also markets products outside North America.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include all wholly-owned and majority-owned subsidiaries. Affiliates which are 20 percent to 50 percent owned are accounted for using the equity method. Material wholly-owned and majority-owned subsidiaries of the Company are Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), and 87 percent owned New CF&I, Inc. ("New CF&I") which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"). All significant intercompany transactions and account balances have been eliminated.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include short-term securities which have an original maturity date of 90 days or less.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash in high quality credit investments and limits the amount of credit exposure by any one financial institution. At times, temporary cash investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Management believes that risk of loss on the Company's trade receivables is reduced by ongoing credit evaluation of customer financial condition and requirements for collateral, such as letters of credit and bank guarantees.

INVENTORIES

    Inventories are stated at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost, including capitalized interest during construction of $20.7 million, $12.2 million and $7.4 million in 1996, 1995 and 1994, respectively. Depreciation is determined utilizing principally the straight-line method over the estimated useful lives of the assets and the units of production method. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in income.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

    The costs in excess of net assets acquired of CF&I and Camrose are being amortized on a straight-line basis over 40 years. Accumulated amortization was $3.9 million, $2.9 million and $1.8 million in 1996, 1995 and 1994, respectively. The carrying value of costs in excess of net assets acquired will be reviewed if the facts and circumstances suggest that it may be impaired.

INTEREST RATE SWAP AGREEMENTS

    The Company has entered into interest rate swap agreements as a means of managing its interest rate exposure. These agreements have the effect of converting certain of the Company's variable rate obligations to fixed rate obligations. Net amounts paid or received are reflected as adjustments to interest expense.


TAXES ON INCOME

    Deferred income taxes reflect the differences between the financial reporting and tax bases of assets and liabilities at year end based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. Valuation allowances reduce deferred tax assets to the amount expected to be realized.

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities subject to foreign currency fluctuations are translated at the period-end rate of exchange with related unrealized gains or losses on the balance sheet date reflected in stockholders' equity. Income and expenses are translated at the average exchange rate for the year.

NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is based upon the weighted average number of common shares outstanding of 23 million in 1996, and 20 million in 1995 and 1994 (including in each case 598,400 shares issuable in 2003 in connection with the acquisition of CF&I). There were no dilutive common share equivalents outstanding in any years presented.

USE OF ESTIMATES

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

3.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one business segment in two geographical locations, the United States and Canada.

     Geographical area information is as follows:

                                                   1996              1995          1994
                                                --------          --------       --------
                                                               (IN THOUSANDS)

SALES TO UNAFFILIATED CUSTOMERS
     United States......................        $694,364          $655,822       $728,229
     Canada.............................          78,451            55,149        110,039
                                                --------          --------       --------
                                                $772,815          $710,971       $838,268
                                                ========          ========       ========
OPERATING INCOME (LOSS) BY
     GEOGRAPHIC LOCATION
     United States......................        $ 43,101          $ 24,176       $ (7,186)
     Canada ............................           6,194              (157)         8,859
                                                --------          --------       --------
                                                $ 49,295          $ 24,019       $  1,673
                                                ========          ========       ========

INCOME (LOSS) BEFORE INCOME TAXES
     BY GEOGRAPHIC LOCATION
     United States.......................       $ 28,825          $ 16,454        $ (8,567)
     Canada..............................          6,329              (258)          5,288
                                                --------          --------        --------
                                                $ 35,154          $ 16,196        $ (3,279)
                                                ========          ========        ========

IDENTIFIABLE ASSETS BY GEOGRAPHIC AREAS
     United States.......................       $863,773          $763,844        $615,816
     Canada..............................         49,582            41,422          49,917
                                                --------          --------        --------
                                                $913,355          $805,266        $665,733
                                                ========          ========        ========


     Product transfers from the United States locations to the Canadian location amounted to $500,000, $1.3 million and $12.8 million in 1996, 1995 and 1994, respectively. These inter-area sales are at prices which approximate prices charged to unaffiliated customers and have been eliminated from consolidated sales. Export sales from the Company's United States operations were less than 10 percent of total sales in 1996. Export sales in 1995 and 1994 were as follows:


                                                  1995               1994
                                                --------          ---------
                                                      (IN THOUSANDS)

Far East.................................       $34,514            $ 80,570
Other....................................        39,870              47,561
                                                -------            --------
                                                $74,384            $128,131
                                                =======            ========

4.  INVENTORIES

     Inventories were as follows as of December 31:

                                      1996            1995          1994
                                    --------        --------      --------
                                                   (IN THOUSANDS)

Raw materials                       $ 24,916        $ 31,520      $ 37,389
Semifinished product                  45,767          51,770        50,033
Finished product                      25,046          38,111        50,320
Stores and operating supplies         24,907          19,909        23,046
                                    --------        --------      --------
     Total inventory                $120,636        $141,310      $160,788
                                    ========        ========      ========

5.  SUPPLEMENTAL CASH FLOW INFORMATION

     During 1996 the Company acquired property, plant and equipment for $8.9 million which was included in accounts payable and accrued expenses at December 31, 1996. During 1995 the Company acquired property, plant and equipment for $27.4 million which was included in accounts payable and accrued expenses at December 31, 1995. During 1994 the Company (a) acquired property, plant and equipment for $18.6 million which was included in accounts payable at December 31, 1994, and (b) accrued accounts payable related to the annual performance purchase price adjustment at Camrose for $3.6 million.

     The Company has recorded as a change to stockholders' equity the issuance of common stock to the employee stock ownership plan, a minimum pension liability adjustment and foreign currency translation adjustments, which are noncash transactions.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable includes book overdrafts of $9.6 million at December 31, 1995, and retainage from construction projects of $12.5 million, $9.6 million and $9.1 million at December 31, 1996, 1995 and 1994, respectively.

     Accrued expenses include accrued vacation of $6.5 million, $6.4 million and $6.3 million at December 31, 1996, 1995 and 1994, respectively.

7.  DEBT AND FINANCING ARRANGEMENTS

     Debt balances were as follows as of December 31:

                                                     1996              1995            1994
                                                    --------         --------        --------
                                                                  (IN THOUSANDS)

11% First Mortgage Notes due 2003                   $235,000         $      -        $      -
Bank term loan                                             -          196,900         120,000
Bank revolving loan                                   45,500           58,400          10,000
CF&I acquisition term loan                            51,290           55,242          60,073
Camrose bank revolving loan                            5,777            6,713           3,164
                                                    --------         --------        --------
     Total long-term debt                            337,567          317,255         193,237
Less current maturities                                6,574            4,576           5,302
                                                    --------         --------        --------
     Non-current maturity of long-term debt         $330,993         $312,679        $187,935
                                                    ========         ========        ========



    On June 19, 1996, the Company completed a public offering of $235 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. The proceeds from this offering were $226.9 million, net of expenses and underwriting discounts. The Notes are guaranteed by New CF&I and CF&I ("Guarantors"). The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company and the Guarantors. The collateral for the Notes and the guarantees does not include, among other things, inventory and accounts receivable. The indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, $25.9 million was available for cash dividends at December 31, 1996.

    In June 1996, the Company amended and restated its existing $297 million bank credit agreement to establish a $125 million revolving bank credit facility ("Amended Credit Agreement"), which expires on June 11, 1999, and may be drawn upon based on the Company's accounts receivable and inventory balances. At the Company's election, interest on the Amended Credit Agreement is based on the London Interbank Borrowing Rate ("LIBOR"), the prime rate or the federal funds rate, plus a margin determined by the Company's leverage ratio. As of December 31, 1996, the average interest rate on borrowings under the Amended Credit Agreement was 7.9 percent. Annual commitment fees are .5 percent of the unused portions of the Amended Credit Agreement. The Amended Credit Agreement is collateralized by substantially all of the Company's consolidated inventory and accounts receivable, except those of Camrose. Amounts outstanding under the Amended Credit Agreement are guaranteed by the Guarantors. The Amended Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio.

    The Company has entered into interest rate swap agreements with banks to reduce the impact of unfavorable changes in interest rates on its debt. At December 31, 1996, the Company had outstanding two interest rate swap agreements having a combined notional principal amount of $25 million. These agreements effectively change the Company's interest rate on a portion of its Amended Credit Agreement to an average fixed rate of 9.8 percent, effective until the swap agreements mature in November 1997 ($10 million) and January 1998 ($15 million). These rates are fixed over the indicated terms of the swap agreements except for the effect of changes in the Company's leverage ratio which could reduce the nominal interest rate by up to 1.25 percent or increase it by .25 percent. While the Company is exposed to credit loss in the event of nonperformance by the other parties in the interest rate swap agreements, such nonperformance is not anticipated.

    Term debt of $67.5 million was incurred by CF&I as part of the purchase price of certain assets of CF&I Steel Corporation on March 3, 1993. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent.

    Camrose maintains a $15 million (Canadian dollars) revolving credit facility with a bank, expiring on December 30, 1999. The facility is collateralized by substantially all of the assets of Camrose. Borrowing under this facility is limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivables and inventories. As of December 31, 1996, the interest rate of this facility was 4.75 percent. Annual commitment fees are .25 percent of the unused portion of this facility.

    As of December 31, 1996, principal payments on long-term debt were due as follows (in thousands):

1997        .................................................       $  6,574
1998        .................................................          6,529
1999        .................................................         58,441
2000        .................................................          7,861
2001        .................................................          8,625
Balance due in installments through 2003.....................        249,537
                                                                    --------
                                                                    $337,567
                                                                    ========


     The Company has an uncollateralized and uncommitted revolving line of credit with a bank which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At December 31, 1996, $13.6 million was restricted under outstanding letters of credit.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                1996                           1995                           1994
                                      --------------------------     --------------------------    ---------------------------
                                       CARRYING          FAIR          CARRYING         FAIR         CARRYING        FAIR
                                        AMOUNT           VALUE          AMOUNT         VALUE          AMOUNT         VALUE
                                      ------------  ------------     -------------- -----------    ------------- -------------

Cash and cash equivalents                $    739        $   739       $    644     $    644         $  5,039      $  5,039
Long-term debt, including
     current portion                      337,567        351,011        317,255      314,607          193,237       191,087
Interest rate swap agreements                   -           (590)             -       (3,697)               -           192

     The carrying amount of cash and cash equivalents approximates fair value due to their short maturity. The fair value of long-term debt, including current portion, is estimated based on quoted market prices or by discounting future cash flows based on the Company's incremental borrowing rate for similar types of borrowing arrangements. The fair value of the interest rate swap agreements is based on quotes from counterparties.

 9.  INCOME TAXES

     The income tax (expense) benefit consists of the following:


                                       1996             1995           1994
                                     ---------        --------       --------
                                                  (IN THOUSANDS)
Current:
     Federal                         $ (9,750)        $(2,549)       $(3,325)
     State                               (361)           (125)          (479)
     Foreign                              (25)            (30)           (14)
                                     --------         -------        -------
                                      (10,136)         (2,704)        (3,818)
                                     --------         -------        -------
Deferred:
     Federal                           (2,174)         (3,324)         5,856
     State                                541           1,778          2,148
     Foreign                              362             488         (1,245)
                                     --------         -------        -------
                                       (1,271)         (1,058)         6,759
                                     --------         -------        -------
Income tax (expense) benefit         $(11,407)        $(3,762)       $ 2,941
                                     ========         ========       =======




The components of the net deferred tax assets and liabilities as of December 31 were as follows:


                                                             1996      1995      1994
                                                           -------   -------   -------
                                                                  (IN THOUSANDS)
Net current deferred tax asset:

     Assets
         Inventories                                       $ 3,143   $ 3,230   $ 1,904
         Accrued expenses                                    6,345     4,511     4,205
         Accounts receivable                                 1,024       775       697
         Deferred sales revenue                              2,236         -         -
         State tax credits                                     100       100       135
         Provision for rolling mill closures                 5,594     2,639     1,906
                                                           -------   -------   -------
                                                            18,442    11,255     8,847

     Liabilities
          Other                                              1,358     1,794     3,072
                                                           -------   -------   -------
Net current deferred tax asset                             $17,084   $ 9,461   $ 5,775
                                                           =======   =======   =======

Net noncurrent deferred income tax liability:
     Assets
          Postretirement benefits other than pensions      $ 1,467   $ 1,274   $ 1,182
          State tax credits                                  6,637     5,925     1,588
          Alternative minimum tax credit                    12,654     6,675     4,264
          Environmental liability                           12,915    13,626    13,602
          Provision for rolling mill closures                    -     3,480     3,543
          Foreign tax credit                                    45        45     1,296
          Net operating loss carryforward                    7,699     6,322         -
          Other                                              2,502     9,369     7,407
                                                           -------   -------   -------
                                                            43,919    46,716    32,882
                                                           -------   -------   -------

     Liabilities
          Property, plant and equipment                     54,530    42,876    24,439
          Cost in excess of net assets acquired             11,695    13,015    13,070
          Other                                              2,059     6,295     6,098
                                                           -------   -------   -------
                                                            68,284    62,186    43,607
                                                           -------   -------   -------
Net noncurrent deferred tax liability                      $24,365   $15,470   $10,725
                                                           =======   =======   =======


          A reconciliation of the statutory tax rate to the effective tax rate on income before income taxes is as follows:


                                                      1996     1995     1994
                                                      ----     ----     ----

U.S. statutory income tax rate                       (35.0%)  (35.0%)   35.0%
Federal tax credits                                      -        -     16.7
Deduction for dividends to ESOP participants           1.2      2.9     15.6
States, net                                            (.5)    13.0     50.9
Foreign sales corporation benefit                      1.1        -        -
Foreign tax in excess of U.S. rate                      .2      1.8    (15.4)
Other, net                                              .6     (5.9)   (13.1)
                                                     -----    -----    -----

                                                     (32.4%) (23.2%)   89.7%
                                                     =====    =====    =====

     At December 31, 1996, the Company has state tax credits of $6.8 million expiring 1997 through 2006 and a federal tax credit of $546,000 expiring 2005 through 2009 which are available to reduce future income taxes payable.

     At December 31, 1996, the Company has $9.1 million in federal net operating loss carryforwards expiring in 2011. In addition, the Company has $58.4 million in state net operating loss carryforwards expiring in 2011 and 2012, and $3.6 million in foreign net operating loss carryforwards expiring in 2001 through 2003.

     No valuation allowance has been established for deferred tax assets as management believes it is more likely than not that future taxable income will be sufficient to realize the benefit of net operating loss and state tax credit carryforwards.


10.  EMPLOYEE BENEFIT PLANS

UNITED STATES PENSION PLANS

     The Company has noncontributory defined benefit retirement plans covering all of its eligible domestic employees. The plans provide benefits based on participants' years of service and compensation. The Company funds at least the minimum annual contribution required by ERISA. Pension cost included the following components:

                                                    1996       1995       1994
                                                  -------    -------    -------
                                                          (IN THOUSANDS)
Service cost - benefits earned during the year    $ 4,431    $ 3,898    $ 5,076
Interest cost on projected benefit obligations      2,930      2,304      2,014
Actual (return) loss on plan assets                (4,243)    (5,854)       398
Net amortization and deferral                       1,389      3,275     (2,401)
                                                  -------    -------    -------
                                                  $ 4,507    $ 3,623    $ 5,087
                                                  =======    =======    =======


     The following table sets forth the funded status of the plans and amount recognized in the Company's consolidated balance sheet as of December 31:

                                                              1996         1995       1994
                                                            --------    ---------   --------
                                                                      (IN THOUSANDS)
Accumulated benefit obligations, including vested
     benefits of $40,464, $34,308 and $25,017               $ 41,894    $ 36,107    $ 26,451
                                                            ========    ========    ========
Projected benefit obligations                               $ 46,184    $ 39,777    $ 28,110
Plan assets at fair value                                     42,087      34,283      26,790
                                                            --------    --------    --------
Projected benefit obligation in excess of plan assets         (4,097)     (5,494)     (1,320)
Unrecognized net loss (gain)                                   1,381       1,891      (2,296)
Unrecognized prior service cost                                  746         866       1,032
Unrecognized net obligation at January 1, 1987 being
     recognized over 15 years                                    377         453         529
                                                            --------    --------    --------
Pension asset (liability) recognized in consolidated
     balance sheet                                          $ (1,593)   $ (2,284)   $ (2,055)
                                                            ========    ========    ========

     Plan assets are invested in common stock and bond funds (91 percent), marketable fixed income securities (3 percent) and insurance company contracts (6 percent)at December 31, 1996. The plans do not invest in the stock of the Company.

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

     The Canadian pension plan assets, for Camrose salaried employees, acquired with the Company's 60 percent interest in Camrose, are held by Stelco, Inc. ("Stelco" whose wholly-owned subsidiary, Stelcam Holdings Inc., owns 40 percent of Camrose) pending transfer approval by Canadian regulatory authorities. Pension cost included the following components:

                                                         1996        1995            1994
                                                       -------      ------          ------
                                                                (IN THOUSANDS)
Service cost - benefits earned during the year         $  374       $  245          $  297
Interest cost on projected benefit obligations            561          461             408
Actual return on plan assets                             (713)        (563)           (447)
Net amortization and deferral                               -           (3)            (16)
                                                       ------       ------          ------
                                                       $  222       $  140          $  242
                                                       ======       ======          ======


     The following table sets forth the funded status of the Canadian plans and amount recognized in the Company's consolidated balance sheet as of December 31:

                                                                     1996       1995      1994
                                                                   -------    -------   -------
                                                                           (IN THOUSANDS)

Accumulated benefit obligation, including vested benefits
   of $6,380, $6,270 and $4,045                                    $ 6,669    $ 6,610   $ 4,596
                                                                   =======    =======   =======
Projected benefit obligation                                       $ 7,351    $ 7,222   $ 5,488
Plan assets at fair value                                            9,953      8,020     6,415
                                                                   -------    -------   -------
Plan assets in excess of projected benefit obligation                2,602        798       927
Unrecognized net (gain) loss                                        (1,506)        28      (627)
                                                                   -------    -------   -------
Pension asset recognized in consolidated
     balance sheet                                                 $ 1,096    $   826   $   300
                                                                   =======    =======   =======

     The following table sets forth the significant actuarial assumptions for the United States and Canadian pension plans:

                                                      1996      1995     1994
                                                      ----      ----     ----


Discount rate                                         7.5%      7.5%     8.5%
Rate of increase in future compensation levels:
   United States Plans                                4.0%      4.0%     4.5%
   Canadian Plan                                      4.0%      4.0%     5.0%
Expected long-term rate of return on plan assets      8.8%      8.8%     8.8%


     These actuarial assumptions are based on estimates of future economic trends. It is reasonably possible that these estimates may change in the near term. As a result, the projected benefit obligation may increase materially in the near term.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     The Company provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of service. The benefit plans are unfunded.

     The following table sets forth the status of the plans as of December 31:

                                                          1996        1995        1994
                                                        --------    --------    --------
                                                                    (IN THOUSANDS)

Accumulated postretirement benefit obligation:
       Retirees                                         $  8,139    $  7,424    $  4,557
       Fully eligible plan participants                    4,303       4,829       2,037
       Other active plan participants                      5,295       5,357       6,387
                                                        --------    --------    --------
                                                        $ 17,737    $ 17,610    $ 12,981
                                                        ========    ========    ========
Accumulated postretirement benefit obligation
     in excess of plan assets                           $(17,737)   $(17,610)   $(12,981)
Unrecognized net loss (gain)                                 772       1,831      (2,379)
Accrued postretirement benefit cost                        9,042       7,672       8,777
                                                        --------    --------    --------
Postretirement liability recognized in
    consolidated balance sheet                          $ (7,923)   $ (8,107)   $ (6,583)
                                                        ========    ========    ========

Net periodic postretirement benefit costs include:
       Service cost                                     $    450    $    377    $    457
       Interest cost benefit obligation                    1,298       1,067       1,033
       Translation obligation at March 31, 1991
         being amortized over 20 years                       408         408         410
       Losses (gains)                                        127        (350)         (3)
                                                        --------    --------    --------
   Net postretirement benefit cost                      $  2,283    $  1,502    $  1,897
                                                        ========    ========    ========


     For measurement purposes, a long-term inflation rate of 5 to 8 percent is assumed for health care cost trend rates. A one percentage point increase in the assumed health care cost trend for 1997 would increase the accumulated postretirement benefit obligation by $509,000; the aggregate service and interest cost would increase $52,000. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5, 7.5 and 8.5 percent for 1996, 1995 and 1994, respectively. These assumptions are based on estimates of future economic trends. It is reasonably possible that these estimates may change in the near term. As a result, the accumulated postretirement obligation may increase materially in the near term.

OTHER EMPLOYEE BENEFIT PLANS

     In 1994 the Company established an unfunded supplemental retirement plan designed to maintain benefits for all nonunion domestic employees at the plan formula level. The amount expensed for this plan in 1996, 1995 and 1994 was $226,000, $239,000 and $160,000, respectively.

     The Company has an Employee Stock Ownership Plan ("ESOP") noncontributory qualified stock bonus plan for eligible domestic employees. Contributions to the plan are made at the discretion of the Board of Directors and are in the form of newly issued shares of the Company's common stock. Shares are allocated to eligible employees' accounts based on annual compensation. At December 31, 1996, the ESOP held 2.0 million shares of Company common stock. Dividends on shares held by the ESOP are paid to eligible employees.

     The Company has discretionary profit participation plans under which it distributes quarterly to eligible employees 12 percent to 20 percent, depending on operating division, of its pretax income after adjustments for certain nonoperating items. Each eligible employee receives a share of the distribution based upon the employee's base compensation compared with the total base compensation of all eligible employees of the division.

     The Company has qualified thrift plans (401(k)) for eligible domestic employees under which the Company matches 25 percent of the first 4 percent of the participant's deferred compensation. Company contribution expense in 1996, 1995, and 1994 was $799,000, $742,000, and $778,000, respectively.

11.  RELATED PARTY TRANSACTIONS

STELCO, INC.

     Camrose purchases steel coil, plate, and pipe under a steel supply agreement from Stelco. Transactions under the agreement are at negotiated market prices. The following table summarizes the transactions between Camrose and Stelco.

                                                           1996          1995          1994
                                                          -------      --------      -------
                                                                     (IN THOUSANDS)
     Sales to Stelco..................................    $   138      $    969      $ 2,189
     Purchases from Stelco............................     60,231        31,017       72,642
     Accounts receivable from Stelco at December 31...      3,254           115          150
     Accounts payable to Stelco at December 31........      4,127         2,072        9,053



12.  COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

     All material environmental remediation liabilities which are probable and estimable are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that may require different remediation methods or periods, and ultimately affect the total cost. The best estimate of the probable loss within a range is recorded. If there is no best estimate, the low end of the range is recorded, and the range is disclosed.

     The Company has accrued $2.4 million at December 31, 1996, for environmental remediation relating to the Company's Napa, California, pipe mill. The Company's estimate of this environmental liability was based on several remedial investigations and feasibility studies performed by an independent engineering consultant. The accrual includes costs for remedial action which is scheduled to be completed in 1998 with sampling, monitoring and maintenance costs continuing through 2024.

     In connection with the 1993 acquisition of CF&I, the Company accrued a liability of $36.7 million for environmental remediation at CF&I's Pueblo, Colorado, steel mill. CF&I believed $36.7 mil-

lion was the best estimate from a range of $23.1 to $43.6 million. CF&I's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The accrual includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment finalized a postclosure permit. The permit contains a prioritized schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado stated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. At
December 31, 1996, the accrued liability was $35.1 million, of which $33.2 million was classified as noncurrent in the consolidated balance sheet.

CONTRACTS WITH KEY EMPLOYEES

     The Company has employment agreements with certain officers which provide for severance compensation in the event their employment with the Company is terminated subsequent to a change in control (as defined) of the Company.

CONSTRUCTION CLAIMS

     There are a number of claims arising out of the Company's contract with Dick Corporation, the prime contractor on the Combination Mill. The Company's position is that the prime contractor was failing to perform, so it terminated the contract and made arrangements with other contractors to complete the project. The prime contractor filed an arbitration claim against the Company and the Company has counterclaimed. While it is difficult to determine at this stage the amount claimed by the prime contractor, the prime contractor filed a lien in the approximate amount of $16.5 million. The prime contractor claimed certain other unspecified damages. However, the Company believes that the lien amount includes amounts that were subsequently paid by the Company to certain subcontractors and suppliers of the prime contractor in the amount of approximately $7.7 million. As a result, it appears that the net amount claimed by the prime contractor in the arbitration would be approximately $8.8 million plus unspecified damages.

     The Company has filed a counterclaim against the prime contractor in the arbitration. The amount of this counterclaim cannot be finalized until the Combination Mill project is complete. However, it is expected that the amount of the counterclaim will exceed the amount of the prime contractor's claim.

     On the same project, five other liens have been filed by subcontractors and/or suppliers of the prime contractor. These liens total approximately $6 million. The Company believes these claims are included in the amount of the lien filed by the prime contractor.

     The Company denies liability on all of the claims of the prime contractor and its subcontractors and suppliers and, as stated above, believes it is entitled to recover from the prime contractor all damages incurred. To the extent that the Company owes any amounts to the prime contractor or any of its subcontractors or suppliers, the Company may have claims for reimbursement against certain of its other engineers, vendors or consultants on the project.

     Management does not believe that the ultimate resolution of these claims will have a material effect on the financial position of the Company.

OTHER CONTINGENCIES

     The Company, in the regular course of business, is involved in investigations and claims by various regulatory agencies. The Company is also engaged in various legal proceedings and claims incidental to its normal business activities. Management does not believe that the ultimate resolution of these investigations, claims and legal proceedings will have a material effect on the financial position of the Company.

COMMITMENTS

     The Company is engaged in the construction of the Combination Mill at the Company's steel mill in Portland, Oregon. At December 31, 1996, the Company had commitments for expenditures of approximately $32.3 million for completion of this project.


13.  CAPITAL STOCK

     On June 19, 1996, the Company sold at a public offering 6,000,000 shares of its common stock which provided the Company $72.0 million, net of expenses and underwriting discounts. On July 9, 1996, an additional 271,857 shares of common stock were sold pursuant to an underwriter's over-allotment option which provided the Company with an additional $3.3 million, net of expenses and underwriting discounts.

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

14.  SALES OF SUBSIDIARIES' COMMON STOCK

     In June 1994, New CF&I's Board of Directors approved an increase in New CF&I's authorized $1 par value common stock from 100 to 1,000 shares and declared an 80 percent stock dividend, increasing the Company's holding of New CF&I's common stock to 180 shares. In August 1994, New CF&I sold additional common stock (10 percent equity interest) to Nippon Steel Corporation ("Nippon").

     In connection with the sale, New CF&I and the Company entered into a stockholders' agreement with Nippon pursuant to which Nippon was granted a right to sell all, but not less than all, of its 10 percent equity interest in New CF&I back to New CF&I at the then fair market value in certain circumstances. Those circumstances include, among other things, a change of control, as defined, in New CF&I and certain changes involving the composition of the board of directors of New CF&I, and the occurrence of certain other events which are within the control of New CF&I and the Company. The Company also agreed not to transfer voting control of New CF&I to a nonaffiliate except in circumstances where Nippon is offered the opportunity to sell its interest in New CF&I to the transferee at the same per share price obtained by the Company. New CF&I has also retained a right of first refusal in the event that Nippon desires to transfer its interest in New CF&I to a non-affiliate.

     During the fourth quarter of 1995, the Company sold a 3 percent equity interest in New CF&I to the Nissho Iwai Group ("Nissho Iwai") for approximately $5 million cash under substantially the same terms and conditions of the Nippon transaction.

     The Company believes that it is not probable that the conditions which would permit a subsidiary stock redemption will occur.

15.    UNUSUAL AND NONRECURRING ITEMS

LOSS ON TERMINATION OF INTEREST RATE SWAP AGREEMENTS

     During June 1996, the Company incurred a $1.2 million pretax loss for terminating certain interest rate swap agreements. The swap agreements were terminated in conjunction with the repayment of certain borrowings under the $297 million bank credit agreement.

PROCEEDS FROM INSURANCE SETTLEMENT

     The Company anticipates recovery from its business interruption insurance carriers of a portion of its excess costs and lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing CF&I. As of December 31, 1996, $4.5 million of recovery had been accrued as a reduction of cost of sales of which $4 million had been received. The eventual total claim amount is not yet determinable.

     Sales for 1995 include approximately $4 million of insurance proceeds received as reimbursement of lost profits resulting from lost production and start-up delays of CF&I's rod/bar mill caused by an explosion that occurred during the third quarter of 1994.

PROPERTY TAX REFUND

     During the fourth quarter of 1994, the Company received property tax refunds totaling $4.6 million related to prior years for the overassessment of its Portland, Oregon, and Pueblo, Colorado, steel mills. The refunds reduced 1994 cost of sales by $3.5 million and increased interest income by $1.1 million.


PROVISION FOR ROLLING MILL CLOSURES

     During the fourth quarter of 1994, the Company began construction on the Combination Mill at its Portland, Oregon, steel mill. When completed, this mill will replace the Company's existing plate rolling mill at the Portland, Oregon, steel mill. Accordingly, in the third quarter of 1994 the Company recorded a noncash pretax charge of $8.9 million to reduce the carrying value of plant and equipment and inventories located at the Portland steel mill which are unlikely to be used following the completion of the Combination Mill.

     The Company's Fontana, California, plate mill ceased plate production in the fourth quarter of 1994 and closed permanently in the first quarter of 1995. As a result of the closure, the Company recognized a pretax charge in the third quarter of 1994 for the disposal and exit costs of $13.2 million.




ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 25, 1996, the Company dismissed its prior independent accountants, Coopers & Lybrand L.L.P. ("C&L") and engaged Price Waterhouse LLP ("PW") as the independent accountants for the 1997 fiscal year. The reports of C&L on the financial statements of the Company for the two fiscal years preceding the dismissal contained no adverse opinion or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The decision to dismiss C&L and engage PW was approved by the Company's Audit Committee and ratified by the entire Board of Directors. During the two most recent fiscal years and the subsequent interim periods preceding the dismissal, there were no disagreements with C&L on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of C&L would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent fiscal years and subsequent interim periods preceding the dismissal, there were no reportable events (as such term is defined in Item 304 (a)(1)(v) of Regulation S-K).

                                    PART III

ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                 REGISTRANT AND EXECUTIVE COMPENSATION

    A definitive proxy statement of Oregon Steel Mills, Inc. will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Election of Directors", "Executive Compensation", "Defined Benefit Retirement Plans", "Employment Contracts and Termination of Employment and Change in Control Agreements", "Compensation Committee Interlocks and Insider Participation", "Board Compensation Committee Report on Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Executive Officers of Oregon Steel Mills, Inc. are listed on page 14 of this Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

    Information required is set forth under the caption "Principal Stockholders" in the Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required is set forth under the caption "Executive Compensation" in the Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.




                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                 ON FORM 8-K
                                                                                            PAGE

(A)     (i)     FINANCIAL STATEMENTS:
                Report of Independent Accountants - 1996..............................      22
                Report of Independent Accountants - 1995 and 1994.....................      41
                Consolidated Financial Statements:
                    Balance Sheets at December 31, 1996, 1995 and 1994................      23
                    Statements of Income for each of the three years
                      in the period ended December 31, 1996...........................      24
                    Statements of Changes in Stockholders' Equity for each of the
                      three years in the period ended December 31, 1996...............      25
                    Statements of Cash Flows for each of three years
                      in the period ended December 31, 1996...........................      26
                    Notes to Consolidated Financial Statements........................      27
        (ii)        Financial Statement Schedules for each of the three
                    years in the period ended December 31, 1996:
                Schedule II - Valuation and Qualifying Accounts.......................      42
                Report of Independent Accountants ....................................      43
        (iii)   Exhibits:  References made to the list on page 44 of the exhibits filed with this report.
(B)             No reports on Form 8-K were required to be filed by the Registrant during the fourth quarter of the year ended December 31, 1996.



     The Report of Independent Accountants applicable to the consolidated financial statements and financial statement schedule for the years ended December 31, 1995 and 1994 is set forth below:

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



COOPERS & LYBRAND, L.L.P.
Portland, Oregon
January 19, 1996


                                                  OREGON STEEL MILLS, INC.
                                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               FOR THE YEARS ENDED DECEMBER 31
                                                       (IN THOUSANDS)

                                                                         COLUMN C
                                                                --------------------------

                                                COLUMN B                                                            COLUMN E
                                               ----------        ADDITIONS                                         ----------
COLUMN A                                        BALANCE AT       CHARGED TO      CHARGED          COLUMN D         BALANCE AT
--------                                        BEGINNING        COSTS AND       TO OTHER        ----------          END OF
CLASSIFICATION                                  OF PERIOD        EXPENSES        ACCOUNTS        DEDUCTIONS          PERIOD
--------------                                 ----------       ----------       ---------       ----------        ----------

1996
----
Allowance for doubtful accounts                   $ 1,905         $   917        $      -        $    (87)         $  2,735
Provision for rolling mill closures:
     Inventories                                  $ 1,500               -               -               -          $  1,500
     Property, plant and equipment                $ 7,485               -               -               -          $  7,485
     Other assets                                 $    78               -               -               -          $     78
1995
----
Allowance for doubtful accounts                   $ 2,063         $   148        $   (138)       $   (168)         $  1,905
Provision for rolling mill closures:
     Inventories                                  $ 2,792               -               -        $ (1,292)(FN1)    $  1,500
     Property, plant and equipment                $17,994               -               -        $(10,509)(FN1)    $  7,485
     Other assets                                 $    78               -               -               -          $     78
1994 (FN2)
----
Allowance for doubtful accounts                   $ 1,906         $   488               -        $   (331)         $  2,063
Provision for rolling mill closures:
     Inventories                                        -         $ 2,792               -               -          $  2,792
     Property, plant and equipment                      -         $17,994               -               -          $ 17,994
     Other assets                                       -         $    78               -               -          $     78


------------

(FN1)  Results from write-offs of related assets.
(FN2)  The deferred tax asset for state tax credits and a related valuation allowance previously recorded as of December 31, 1994 has been retroactively reduced by $5.4 million, reflecting a reduction in state tax credits earned in 1994.


REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Oregon Steel Mills, Inc.

     Our audit of the consolidated financial statements referred to in our report dated January 17, 1997 appearing on page 22 of the 1996 Annual Report to Shareholders of Oregon Steel Mills, Inc. also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K for the year ended December 31, 1996. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
Portland, OR
January 17, 1997

   LIST OF EXHIBITS*

   2.0 Asset Purchase Agreement dated as of January 2, 1992, by and between Camrose Pipe Company (a partnership) and Stelco Inc. (Filed as exhibit 2.0 to Form 8-K dated June 30, 1992 and incorporated by reference herein.)
   2.1     Asset Purchase Agreement dated as of March 3, 1993, among CF&I
           Steel Corporation, Denver Metals Company, Albuquerque Metals
           Company, CF&I Fabricators of Colorado, Inc., CF&I Fabricators of Utah, Inc., Pueblo Railroad Service Company, Pueblo Metals Company, Colorado & Utah Land Company, the Colorado and Wyoming Railway Company, William J. Westmark as trustee for the estate of The Colorado and Wyoming Railway Company, CF&I Steel, L.P.,
           New CF&I, Inc. and Oregon Steel Mills, Inc. (Filed as exhibit
           2.1 to Form 8-K dated March 3, 1993, and incorporated by reference herein.)
   3.1 Restated Certificate of Incorporation of the Company. (Filed as exhibit 3.1 to Form 10-K for the year ended December 31, 1992, and incorporated by reference herein.)
   3.2 Bylaws of the Company. (Filed as exhibit 3.2 to Form 10-Q dated March 31, 1993, and incorporated by reference herein.)
   4.1     Specimen Common Stock Certificate.  (Filed as exhibit 4.1 to
           Form S-1 Registration Statement 33-38379 and incorporated by reference herein.)
   4.2 Form of Oregon Steel Mills, Inc. - Five-Year Common Stock Purchase Warrant. (Filed as exhibit 4.2 to Form 8-K dated March 3, 1993, and incorporated by reference herein.)
   4.3 Indenture dated as of June 1, 1996 among Oregon Steel Mills, Inc., as Issuer, Chemical Bank, as Trustee, and New CF&I, Inc. and CF&I Steel, LP., as Guarantors, with respect to 11% First Mortgage
           Notes due 2003. (Filed as exhibit 4.1 to Form 10-Q dated June 30, 1996, and incorporated by reference herein.)
   4.4     Form of Deed of Trust,  Assignment  of Rents and  Leases and
           Security Agreement. (Filed as exhibit 4.2 to Amendment #1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
   4.5 Form of Security Agreement. (Filed as exhibit 4.3 to Amendment #1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
   4.6 Form of Intercreditor Agreement. (Filed as exhibit 4.4 to Amendment #1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
 10.1** Employee Stock Ownership Plan, as amended. (Filed as exhibit 10.1 to Form S-1 Registration Statement 33-38379 and incorporated by reference herein.)
 10.2** Employee Stock Ownership Plan Trust Agreements. (Filed as exhibit 10.2 to Form 10-K for the year ended December 31, 1990 and incorporated by reference herein.)
 10.3** Profit Participation Plan. (Filed as exhibit 10.5 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)
 10.4** Form of Indemnification Agreement between the Company and its directors. (Filed as exhibit 10.6 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)
 10.5** Form of Indemnification Agreement between the Company and its executive officers. (Filed on exhibit 10.7 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)
 10.6 Agreement for Electric Power Service between registrant and Portland General Electric Company. (Filed as exhibit 10.20 to
           Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)
 10.7** Key employee contracts for Thomas B. Boklund and Robert R. Mausshardt. (Filed as exhibit 10.11 to Form 10-K for the year ended December 31, 1988, and incorporated by reference herein.)
 10.8** Key employee contract for L. Ray Adams. (Filed as exhibit 10.10 to Form 10-K for the year ended December 31, 1990, and incorporated by reference herein.)


 10.9** Key employee contract for Edward J. Hepp. (Filed as exhibit 10.11 to Form 10-K for the year ended December 31, 1990, and incorporated by reference herein.)
 10.10** Key employee contract for Joe E. Corvin. (Filed as exhibit 10.10 to Form 10-K for the year ended December 31, 1995, and incorporated by reference herein.)
 10.11 Amended and Restated Credit Agreement dated June 12, 1996, among Oregon Steel Mills, Inc., as Borrower, certain Commercial Lending Institutions, as the Lenders, First Interstate Bank of Oregon, N.A. as the Administrative Agent for the Lenders, the Bank of Nova Scotia, as the Syndication Agent for the Lenders, and First Interstate Bank of Oregon, N.A. and the Bank of Nova Scotia as the Managing Agents for the Lenders. (Filed as exhibit 10.0 to Form 10-Q dated June 30, 1996, and incorporated by reference herein.)
  11.0     Statement regarding computation of per share earnings.
  21.0     Subsidiaries of registrant.
  23.0     Consent of Independent Accountants - Price Waterhouse LLP.
  27.0     Financial Data Schedule.
  99.0 Partnership Agreement dated as of January 2, 1992, by and between Camrose Pipe Corporation and Stelcam Holding, Inc. (Filed as exhibit
           28.0 to Form 8-K dated June 30, 1992, and incorporated by reference herein.)
  99.1 Amended and Restated Agreement of Limited Partnership of CF&I Steel, L.P. dated as of March 3, 1993, by and between New CF&I, Inc. and the Pension Benefit Guaranty Corporation. (Filed as exhibit 28.1 to Form 8-K dated March 3, 1993, and incorporated by reference herein.)
  99.2** Oregon Steel Mills, Inc. Pension Plan, as amended. (Filed as 99.0 to Form 10-K for the year ended December 31, 1993, and incorporated by reference herein.)


----------------------

* The Company will furnish to stockholders a copy of the exhibit upon payment of $.25 per page to cover the expense of furnishing such copies. Requests should be directed to Vicki A. Tagliafico, Investor Relations Contact, Oregon Steel Mills, Inc., PO Box 5368, Portland, Oregon 97228.

**   Management contract or compensatory plan.



                        SIGNATURES REQUIRED FOR FORM 10-K

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oregon Steel Mills, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    OREGON STEEL MILLS, INC.
                                                    (Registrant)



                                                    By    /s/ Thomas B. Boklund
                                                    ---------------------------
                                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oregon Steel Mills, Inc. and in the capacities and on the dated indicated.

         SIGNATURE                        TITLE                       DATE
         ---------                        -----                       ----

  /s/ Thomas B. Boklund           Chairman of the Board,           March 1, 1997
---------------------------       Chief Executive Officer
    (Thomas B. Boklund)           (Principal Executive Officer)



 /s/  L. Ray Adams                Vice President of Finance        March 1, 1997
---------------------------       and Chief Financial Officer
    (L. Ray Adams)                (Principal Financial Officer)



 /s/  Christopher D. Cassard      Corporate Controller             March 1, 1997
----------------------------      (Principal Accounting Officer)
    (Christopher D. Cassard)


 /s/  C. Lee Emerson              Director                         March 1, 1997
----------------------------
    (C. Lee Emerson)

 /s/  V. Neil Fulton              Director                         March 1, 1997
----------------------------
    (V. Neil Fulton)

 /s/   Edward C. Gendron          Director                         March 1, 1997
----------------------------
    (Edward C. Gendron)

 /s/  Robert W. Keener            Director                         March 1, 1997
----------------------------
    (Robert W. Keener)

 /s/  Richard G. Landis           Director                         March 1, 1997
----------------------------
    (Richard G. Landis)

 /s/  James A. Maggetti           Director                         March 1, 1997
----------------------------
    (James A. Maggetti)

 /s/  John A. Sproul              Director                         March 1, 1997
----------------------------
    (John A. Sproul)

 /s/  William Swindells           Director                         March 1, 1997
----------------------------
    (William Swindells)