Form 10-Q
period 1997-03-31
OREGON STEEL MILLS INC
filed 1997-05-13
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1997
                               -----------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to
                               ----------------------------    ---------------


Commission File Number       1-9887
                       ------------------


                            OREGON STEEL MILLS, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                          94-0506370
------------------------------------------------------------------------------
        (State or other jurisdiction of             (IRS Employer
         incorporation or organization)           Identification No.)

   1000 Broadway Building, Suite 2200, Portland, Oregon               97205
------------------------------------------------------------------------------
      (Address of principal executive offices)                     (Zip Code)

                                  (503)223-9228
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes   X   No
                                                   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 Par Value                            25,693,471
    ----------------------------                   ----------------------------
               Class                               Number of Shares Outstanding
                                                      (as of April 30, 1997)

                            OREGON STEEL MILLS, INC.

                                      INDEX



                                                                          Page
                                                                          ----
PART I.   FINANCIAL  INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                       March 31, 1997 (unaudited)
                       and December 31, 1996.................................2

                    Consolidated Statements of Income (unaudited)
                       Three months ended March 31, 1997
                       and 1996 .............................................3

                    Consolidated Statements of Cash Flows (unaudited)
                       Three months ended March 31, 1997
                       and 1996 .............................................4

                    Notes to Consolidated Financial
                       Statements (unaudited)............................5 - 6

          Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations..............7 - 10


PART II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a
                    Vote of the Security Holders............................11

          Item 6.   Exhibits and Reports on Form 8-K........................11


SIGNATURES..................................................................11




                                OREGON STEEL MILLS, INC.
                               CONSOLIDATED BALANCE SHEETS
                                     (In thousands)



                                                                       March 31,
                                                                         1997       December 31,
                                                                     (Unaudited)        1996
                                                                     -----------    ------------


                                                ASSETS

    Current assets:
         Cash and cash equivalents                                     $  7,837       $    739
         Trade accounts receivable, net                                  92,183         91,480
         Inventories                                                    117,718        120,636
         Deferred tax asset                                              17,084         17,084
         Other                                                            6,148          5,786
                                                                       --------       --------
                Total current assets                                    240,970        235,725
                                                                       --------       --------

    Property, plant and equipment:
         Land and improvements                                           29,785        29,577
         Buildings                                                       37,603         37,617
         Machinery and equipment                                        430,217        426,912
         Construction in progress                                       274,861        255,558
                                                                       --------       --------
                                                                        772,466        749,664
         Accumulated depreciation                                      (151,883)      (145,096)
                                                                       --------       --------
                                                                        620,583        604,568
                                                                       --------       --------
    Excess of cost over net assets acquired, net                         37,390         37,398
    Other assets                                                         34,207         35,664
                                                                       --------       --------
                                                                       $933,150       $913,355
                                                                       ========       ========

                                              LIABILITIES
    Current liabilities:
         Current portion of long-term debt                             $  6,964       $  6,574
         Accounts payable                                                72,981         75,428
         Accrued expenses                                                40,819         32,727
                                                                       --------       --------
              Total current liabilities                                 120,764        114,729
    Long-term debt                                                      340,649        330,993
    Deferred employee benefits                                           18,694         18,262
    Environmental liability                                              34,801         35,103
    Deferred income taxes                                                25,204         24,365
                                                                       --------       --------
                                                                        540,112        523,452
                                                                       --------       --------
    Minority interests                                                   36,855         36,862
                                                                       --------       --------
Commitments and contingencies (Notes 4 and 5)

                                              STOCKHOLDERS' EQUITY
Common stock                                                                257            257
Additional paid-in capital                                              226,101        226,085
Retained earnings                                                       133,942        130,417
Cumulative foreign currency translation adjustment                       (4,117)        (3,718)
                                                                       --------       --------
                                                                        356,183        353,041
                                                                       --------       --------
                                                                       $933,150       $913,355
                                                                       ========       ========


         The accompanying notes are an integral part of the consolidated financial statements.


                            OREGON STEEL MILLS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except tonnage and per share amounts)
                                   (Unaudited)


                                               Three Months Ended March 31,
                                               ----------------------------
                                                   1997             1996
                                               ----------        ----------

Sales                                           $ 206,664        $ 205,489
Costs and expenses:
     Cost of sales                                177,192          176,905
     Selling, general and
        administrative expenses                    12,495           11,414
     Profit participation                           1,208            1,869
                                                ---------        ---------
           Operating income                        15,769           15,301
Other income (expense):
     Interest and dividend income                      79              111
     Interest expense                              (2,802)          (3,872)
     Minority interests                            (1,772)            (788)
     Other, net                                         2              (87)
                                                ---------        ---------
        Income before income taxes                 11,276           10,665
Income tax expense                                 (4,154)          (4,147)
                                                ---------        ---------
        Net income                              $   7,122        $   6,518
                                                =========        =========

Primary and fully diluted net income
   per common and common
   equivalent share                             $     .27        $     .33

Dividends declared per common share             $     .14        $     .14

Weighted average common shares
   and common share equivalents
            outstanding                            26,292           20,020

Tonnage sold                                      399,400          407,900


                 The accompanying notes are an integral part of
                     the consolidated financial statements.



                                 OREGON STEEL MILLS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                       (Unaudited)


                                                                 Three Months Ended March 31,
                                                                -----------------------------
                                                                   1997               1996
                                                                ---------         -----------

Cash flows from operating activities:
   Net income                                                   $   7,122         $   6,518
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
          Depreciation and amortization                             7,282             7,131
          Deferred income tax provision                               839             3,818
          Minority interests' share of income                       1,747               823
          Other, net                                                1,030               170
          Changes in current assets and liabilities                (1,701)           10,928
                                                                ---------         ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                       16,319            29,388
                                                                ---------         ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                     (14,685)          (36,878)
   Other, net                                                         892              (831)
                                                                ---------         ---------
   NET CASH USED BY INVESTING ACTIVITIES                          (13,793)          (37,709)
                                                                ---------         ---------

Cash flows from financing activities:
   Net payments under Canadian bank
        revolving loan facility                                    (5,156)           (3,913)
   Proceeds from long-term bank debt                              105,077            54,000
   Payments on long-term debt                                     (87,077)          (36,400)
   Other reductions of debt                                        (2,798)           (1,281)
   Dividends paid                                                  (3,597)           (2,719)
   Minority portion of subsidiary's distribution                   (1,754)                -
   Other, net                                                         (31)             (280)
                                                                ---------         ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                        4,664             9,407
                                                                ---------         ---------

Effects of foreign currency exchange rate changes on cash             (92)                8
                                                                ---------         ---------
Net increase in cash and cash equivalents                           7,098             1,094
Cash and cash equivalents at beginning of period                      739               644
                                                                ---------         ---------
Cash and cash equivalents at end of period                      $   7,837         $   1,738
                                                                =========         =========

Supplemental disclosures of cash flow information:
     Cash paid (received) for:
          Interest                                              $   3,507         $   6,889
          Income taxes                                          $     133         $      (8)



NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
At March 31, 1997 and 1996, the Company had financed property, plant and equipment with accounts payable of $17.7 million and $24.2 million, respectively.

        The accompanying notes are an integral part of the consolidated financial statements.


                            OREGON STEEL MILLS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its subsidiaries ("Company"). All significant intercompany balances and transactions have been eliminated.

     The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 1996 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

2.   Inventories
     -----------

      Inventories consist of:
                                              March 31,        December 31,
                                                1997               1996
                                            -----------        ------------
                                                     (In thousands)
      Raw materials                          $ 25,964            $ 24,916
      Semifinished product                     36,281              45,767
      Finished product                         27,083              25,046
      Stores and operating supplies            28,390              24,907
                                             --------            --------
           Total Inventory                   $117,718            $120,636
                                             ========            ========

3.   Common Stock
     ------------

     On April 29, 1997, the Board of Directors declared a quarterly cash dividend of 14 cents per share to be paid May 30, 1997, to stockholders of record as of May 16, 1997.

4.   Contingencies
     -------------

     ENVIRONMENTAL. The Company's 87 percent owned New CF&I, Inc. subsidiary owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill. In connection with CF&I's acquisition of certain assets from CF&I Steel Corporation in 1993, CF&I established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year, post-closure permit with two ten-year renewals to CF&I which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At March 31, 1997, CF&I had a reserve of $35.1 million related to this remediation, of which $32.9 million is classified as non-current in the consolidated balance sheet.

     CONSTRUCTION CLAIMS. There are a number of claims arising out of the Company's contract with the former prime contractor on the Steckel combination rolling mill ("Combination Mill") which is being constructed at the Company's steel mill in Portland, Oregon. The Company's position is that the prime contractor was failing to perform, so it terminated the contract and made arrangements with other contractors to complete the project. The prime contractor filed an arbitration claim against the Company and the Company has counterclaimed. While it is difficult to determine at this stage the amount claimed by the prime contractor, the prime contractor has filed a lien in the approximate amount of $16.5 million against the Company. The prime contractor has claimed certain other unspecified damages. However, the Company believes that the lien amount includes amounts that were subsequently paid by the Company to certain subcontractors and suppliers of the prime contractor in the amount of approximately $7.7 million. As a result, management believes that the net amount claimed by the prime contractor in the arbitration would be approximately $8.8 million plus unspecified damages.

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

     Management believes that the ultimate resolution of these claims will not have a material effect on the financial position of the Company.

5.   Commitments
     -----------

     At March 31, 1997, the Company had commitments for expenditures of approximately $32.7 million for completion of the Combination Mill.

6.   Proceeds from Insurance Settlement
     ----------------------------------

     Sales for the first quarter of 1997 include approximately $2.5 million of insurance proceeds as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing CF&I. In total, the Company received $7 million in insurance proceeds from this claim of which $4.5 million was recorded in the fourth quarter of 1996.

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

     The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its subsidiaries ("Company"), wholly-owned Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), 87 percent owned New CF&I, Inc. ("New CF&I") which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"), and certain other insignificant subsidiaries.

     The Company is organized into two business units known as the Oregon Steel Division and the CF&I Steel Division. The Oregon Steel Division is centered on the Company's steel plate minimill in Portland, Oregon. It includes the Company's large diameter pipe finishing facility in Napa, California and the large diameter and electric resistance welded pipe facility in Camrose, Alberta. The CF&I Steel Division consists of the steelmaking and finishing facilities located in Pueblo, Colorado, as well as certain related operations.

Results of Operations
---------------------

The following table sets forth, by division, tonnage sold, sales and average selling price per ton:

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1997            1996
                                                   -------         -------
    Total tonnage sold:
         Oregon Steel Division:
              Plate                                 68,700          81,800
              Welded pipe                           82,700          70,400
                                                   -------         -------
                   Total Oregon Steel Division     151,400         152,200
                                                   -------         -------
         CF&I Steel Division:
              Rail                                  94,800          95,100
              Rod/Bar/Wire                         112,500         112,800
              Seamless Pipe                         33,200          40,700
              Semifinished                           7,500           7,100
                                                   -------         -------
                   Total CF&I Steel Division       248,000         255,700
                                                   -------         -------
         Total                                     399,400         407,900
                                                   =======         =======

    Sales (in thousands):
         Oregon Steel Division                    $ 95,444        $ 92,846
         CF&I Steel Division                       111,220 (1)     112,643
                                                  --------        --------
                   Total                          $206,664        $205,489
                                                  ========        ========

    Average selling price per ton:
         Oregon Steel Division                        $630            $610
         CF&I Steel Division                          $438 (2)        $441
                   Average                            $511 (2)        $504

    (1) Includes insurance proceeds of approximately $2.5 million as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing CF&I.

    (2)    Excludes insurance proceeds referred to in Note (1) above.

                            OREGON STEEL MILLS, INC.

      Sales increased 0.6 percent to $206.7 million in the first quarter of 1997 compared to the corresponding 1996 period. Shipments decreased 2.1 percent to 399,400 tons in the first quarter of 1997 compared to the corresponding 1996 period. The decrease in shipments was primarily due to decreased plate product shipments at the Oregon Steel Division and decreased seamless pipe product shipments by the CF&I Steel Division, partially offset by increased welded pipe product shipments at the Oregon Steel Division.

      Selling prices increased $7 to $511 per ton for the first quarter of 1997 compared to the corresponding 1996 period. The higher average selling price was primarily due to increased average prices at the Oregon Steel Division. Of the $1.2 million sales increase in the first quarter of 1997 compared to 1996, $3.0 million was the result of higher average selling prices and $2.5 million was from insurance proceeds, offset by $4.3 million resulting from volume decreases.

      The Oregon Steel Division shipped 151,400 tons of product at average selling prices of $630 per ton for the first quarter of 1997 compared to 152,200 tons of product at average selling prices of $610 per ton, during the corresponding 1996 period. The decline in shipments was due to decreased shipments of plate products during 1997 resulting from lower production volumes associated with planned maintenance downtimes. The Oregon Steel Division shipped 68,700 tons of plate products during the first quarter of 1997 compared to 81,800 tons during the corresponding 1996 period. The increase in average selling price was due to higher average selling prices for plate and welded pipe products and increased sales of the generally higher priced welded pipe products in the product mix. During the first quarter of 1997, the division shipped 82,700 tons of welded pipe compared to 70,400 tons in the comparable 1996 quarter. The increased shipments of welded pipe were due to strong demand in Canada for electric resistance welded pipe produced at the Camrose pipe mill.

      The CF&I Steel Division shipped 248,000 tons of product at an average selling price of $438 per ton during the first quarter of 1997 compared to 255,700 tons of product at an average selling price of $441 per ton during the corresponding 1996 period. The decline in shipments was primarily due to decreased shipments of seamless pipe products in the first quarter of 1997 compared to the corresponding 1996 period due to lower production volumes associated with planned maintenance downtimes in the seamless pipe mill. Seamless pipe shipments were 33,200 tons during the first quarter of 1997, compared to 40,700 tons in the corresponding 1996 period. The decrease in average selling price was due to lower average selling prices for rail, bar and wire products, partially offset by increased selling prices of seamless pipe products.

      Gross profit percentage for the first quarter of 1997 was 13.1 percent (excluding insurance proceeds) compared to 13.9 percent for the corresponding 1996 period. The gross profit decline in 1997 compared to 1996 was due to higher manufacturing costs for plate and welded pipe products at the Oregon Steel Division, resulting from lower production volumes associated with planned maintenance downtimes and higher rail and seamless pipe manufacturing costs at the CF&I Steel Division, primarily due to the fourth quarter 1996 power transformer outage which increased semifinished inventory costs that flowed through to cost of sales in the first quarter of 1997 and planned maintenance downtimes at the seamless pipe mill. These declines in gross profit were partially offset by increased shipments of welded pipe products at the Oregon Steel Division on which the Company realized generally higher margins per ton.

      Selling, general and administrative ("SG&A") expenses for the first quarter of 1997 increased $1.1 million from the corresponding 1996 period and increased as a percentage of sales to 6.0 percent in the first quarter of 1997, from 5.6 percent for the corresponding 1996 period. The increase is due to increased legal costs, increased shipping costs at the Oregon Steel Division, and increases in various other general and administrative expenses in the first quarter of 1997.

                            OREGON STEEL MILLS, INC.

      Profit participation expense was $1.2 million for the first quarter of 1997 compared to $1.9 million in the corresponding 1996 period reflecting the decreased profitability of the CF&I Steel Division in 1997 versus 1996.

      Total interest cost for the first quarter of 1997 was $9.4 million compared to $7.5 million for the corresponding 1996 period. The higher interest cost is primarily the result of additional debt incurred to fund the capital improvement program, combined with increased interest rates. Capitalized interest for the first quarter of 1997 was $6.6 million compared to $3.6 million for the corresponding 1996 period.

      The Company's effective income tax rates were 37 and 39 percent for the three month period ended March 31, 1997 and 1996, respectively.

Liquidity and Capital Resources
-------------------------------

      Cash flow from operations for the three months ended March 31, 1997 was $16.3 million compared to $29.4 million in the corresponding 1996 period. The major items affecting this $13.1 million decrease were a lower decrease in inventories ($23.3 million), a larger decrease in accounts payable ($11.2 million), a lower increase in deferred income taxes ($3.0 million), and an increase in other current assets ($1.6 million). These cash uses were partially offset by a lower increase in accounts receivable ($16.8 million) and an increase in accrued expenses ($6.7 million).

      Net working capital at March 31, 1997 decreased $790,000 compared to December 31, 1996 reflecting a $6.0 million increase in current liabilities and a $5.2 million increase in current assets. The decrease was primarily due to increased accrued interest expense related to the Company's long-term debt.

     The Company has outstanding $235 million principal amount 11% First Mortgage Notes ("Notes") due 2003. The Notes are guaranteed by New CF&I and CF&I ("Guarantors"). The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company and the Guarantors. The collateral for the Notes and the guarantees do not include, among other things, inventory and accounts receivable. The indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined.

     The Company maintains a $125 million revolving credit facility ("Amended Credit Agreement") which expires June 11, 1999, and may be drawn upon based on the Company's accounts receivable and inventory balances. The Amended Credit Agreement is collateralized by substantially all of the Company's consolidated inventory and accounts receivable, except those of Camrose. Amounts outstanding under the Amended Credit Agreement are guaranteed by the Guarantors. The Amended Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio. As of March 31, 1997, $63.5 million was outstanding under the Amended Credit Agreement.

      Term debt of $67.5 million was incurred by CF&I as part of the purchase price of the Pueblo steel mill on March 3, 1993. This debt is uncollateralized and is payable over ten years with interest at 9.5 percent. As of March 31, 1997, the outstanding balance on the debt was $48.5 million, of which $41.5 million was classified as long-term.

      The Company has an uncollateralized and uncommitted revolving line of credit with a bank which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At March 31, 1997, $5.1 million was restricted under outstanding letters of credit.

                            OREGON STEEL MILLS, INC.

      Camrose maintains a $15 million (Canadian dollars) revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose and borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. The facility expires on December 30, 1999. As of March 31, 1997, Camrose had $622,000 outstanding under the facility.

      The Company expects that anticipated needs for working capital and the capital expenditure program through 1997 will be met from existing cash balances, funds generated from operations and available borrowings under its Amended Credit Facility.

      CAPITAL EXPENDITURES. During the first three months of 1997 the Company expended approximately $2.3 million (exclusive of capitalized interest) on capital projects at the CF&I Steel Division and $5.8 million (exclusive of capitalized interest) on the Combination Mill project and recurring upgrade projects to the present facilities and equipment at the Oregon Steel Division.

                            OREGON STEEL MILLS, INC.

PART II  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           The Annual Meeting of Stockholders of the Company was held on April 29, 1997.

           At the meeting, the following nominees were approved by the stockholders as Class C directors. The corresponding number of votes set opposite their respective names were:

            Name of Nominee        Yes Votes        Withheld Authority to Vote
            ---------------        ---------        --------------------------

            Thomas B. Boklund      22,338,237              258,004
            Richard G. Landis      22,231,590              364,651
            James A. Maggetti      22,237,540              358,701

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

      (a)   Exhibits
                   11.0    Statement Regarding Computation of Per Share Earnings
                   27.0    Financial Data Schedule

      (b)   Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OREGON STEEL MILLS, INC.








Date:   May 12, 1997                       /s/ Christopher D. Cassard
                                        ---------------------------------
                                             Christopher D. Cassard
                                             Corporate Controller
                                          (Principal Accounting Officer)