Form 10-Q
period 1997-06-30
OREGON STEEL MILLS INC
filed 1997-08-12
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1997
                               -----------------------------------------------

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
                                               Yes   X   No
                                                   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 Par Value                            25,693,471
    ----------------------------                   ----------------------------
               Class                               Number of Shares Outstanding
                                                       (as of July 31, 1997)

                            OREGON STEEL MILLS, INC.
                                      INDEX



                                                                           Page
                                                                           ----
PART I.   FINANCIAL  INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets
                      June 30, 1997 (unaudited)
                      and December 31, 1996..................................2

                   Consolidated Statements of Income (unaudited)
                      Three months and six months ended June 30, 1997
                      and 1996 ..............................................3

                   Consolidated Statements of Cash Flows (unaudited)
                      Six months ended June 30, 1997
                      and 1996 ..............................................4

                   Notes to Consolidated Financial
                      Statements (unaudited).............................5 - 6

          Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.............7 - 10


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K.........................11


SIGNATURES..................................................................11



                                    OREGON STEEL MILLS, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                         (In thousands)



                                                                June 30,
                                                                  1997      December 31,
                                                               (Unaudited)     1996
                                                               -----------  ------------

                                          ASSETS
Current assets:
     Cash and cash equivalents                                $   9,191      $     739
     Trade accounts receivable, net                              77,692         91,480
     Inventories                                                130,022        120,636
     Deferred tax asset                                          17,084         17,084
     Other                                                        7,325          5,786
                                                              ---------      ---------
              Total current assets                              241,314        235,725
                                                              ---------      ---------

Property, plant and equipment:
     Land and improvements                                       29,785         29,577
     Buildings                                                   47,105         37,617
     Machinery and equipment                                    419,582        426,912
     Construction in progress                                   296,888        255,558
                                                              ---------      ---------
                                                                793,360        749,664
     Accumulated depreciation                                  (157,976)      (145,096)
                                                              ---------      ---------
                                                                635,384        604,568
                                                              ---------      ---------
Excess of cost over net assets acquired                          37,132         37,398
Other assets                                                     33,465         35,664
                                                              ---------      ---------
                                                              $ 947,295      $ 913,355
                                                              =========      =========

                                            LIABILITIES
Current liabilities:
     Current portion of long-term debt                        $   6,964      $   6,574
     Accounts payable                                            87,190         75,428
     Accrued expenses                                            38,892         32,727
                                                              ---------      ---------
          Total current liabilities                             133,046        114,729
Long-term debt                                                  337,013        330,993
Deferred employee benefits                                       18,906         18,262
Environmental liability                                          34,801         35,103
Deferred income taxes                                            26,287         24,365
                                                              ---------      ---------
                                                                550,053        523,452
                                                              ---------      ---------
Minority interests                                               36,385         36,862
                                                              ---------      ---------
Commitments and contingencies (Notes 4 and 5)

                                        STOCKHOLDERS' EQUITY
Common stock                                                        257            257
Additional paid-in capital                                      226,085        226,085
Retained earnings                                               138,571        130,417
Cumulative foreign currency translation adjustment               (4,056)        (3,718)
                                                              ---------      ---------
                                                                360,857        353,041
                                                              ---------      ---------
                                                              $ 947,295      $ 913,355
                                                              =========      =========


      The accompanying notes are an integral part of the consolidated financial statements.

                                                        2


                                              OREGON STEEL MILLS, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands, except tonnage and per share amounts)
                                                     (Unaudited)

                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                           ----------------------      ---------------------
                                               1997        1996          1997        1996
                                           ----------   ---------      ---------  ----------
Sales                                      $ 204,419    $ 174,058     $ 411,083    $ 379,547
Costs and expenses:
     Cost of sales                           173,886      151,291       351,079      328,196
     Selling, general and
        administrative expenses               12,356       11,091        24,851       22,505
     Profit participation                      1,601        1,730         2,808        3,599
                                           ---------    ---------     ---------    ---------
           Operating income                   16,576        9,946        32,345       25,247
Other income (expense):
     Interest and dividend income                115          121           194          232
     Interest expense                         (2,504)      (2,799)       (5,307)      (6,671)
     Loss on termination of interest
        rate swap agreements                      --       (1,233)           --       (1,233)
     Minority interests                       (1,235)        (110)       (3,007)        (899)
     Other, net                                  351          648           354          562
                                           ---------    ---------     ---------    ---------
           Income before income taxes         13,303        6,573        24,579       17,238
Income tax expense                            (5,077)      (2,450)       (9,231)      (6,597)
                                           ---------    ---------     ---------    ---------
           Net income                      $   8,226    $   4,123     $  15,348    $  10,641
                                           =========    =========     =========    =========

Primary and fully diluted net income
   per common and common
   equivalent share                             $.31         $.20          $.58         $.52

Dividends declared per common share             $.14         $.14          $.28         $.28

Weighted average common shares
   and common share equivalents
   outstanding                                26,292       20,753        26,292       20,387

Tonnage sold                                 402,400      342,100       801,700      749,900


    The accompanying notes are an integral part of the consolidated financial statements.





                                  OREGON STEEL MILLS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In thousands)
                                         (Unaudited)

                                                                  Six Months Ended June 30,
                                                                 --------------------------
                                                                       1997         1996
                                                                 -------------   ----------
Cash flows from operating activities:
   Net income                                                       $  15,348    $  10,641
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
          Depreciation and amortization                                14,396       14,294
          Deferred income tax provision                                 1,922        6,814
          Minority interests' share of income                           3,007          933
          Other, net                                                     (261)        (266)
          Changes in current assets and liabilities                     8,261       27,089
                                                                    ---------    ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                         42,673       59,505
                                                                    ---------    ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                       (35,771)     (78,733)
     Proceeds from sale of property, plant and equipment                5,760          606
     Other, net                                                           135         (844)
                                                                    ---------    ---------
     NET CASH USED BY INVESTING ACTIVITIES                            (29,876)     (78,971)
                                                                    ---------    ---------

Cash flows from financing activities:
     Net payments under Canadian bank
          revolving loan facility                                      (3,592)      (3,583)
     Proceeds from long-term bank debt                                185,578       26,603
     Payments on long-term debt                                      (175,576)    (283,181)
     Net proceeds from issuance of 11% First Mortgage Notes                --      227,149
     Net proceeds from issuance of common stock                            --       71,992
     Dividends paid                                                    (7,194)      (5,438)
     Minority portion of subsidiary's distribution                     (3,484)          --
     Other, net                                                            (3)         (68)
                                                                    ---------    ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                         (4,271)      33,474
                                                                    ---------    ---------

Effects of foreign currency exchange rate changes on cash                 (74)           2
                                                                    ---------    ---------
Net increase in cash and cash equivalents                               8,452       14,010
Cash and cash equivalents at beginning of period                          739          644
                                                                    ---------    ---------
Cash and cash equivalents at end of period                          $   9,191    $  14,654
                                                                    =========    =========

Supplemental disclosures of cash flow information:
     Cash paid for:
          Interest                                                  $  17,424    $  15,610
          Income taxes                                              $   5,028    $   2,060



NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

At June 30, 1997 and 1996, the Company had financed property, plant and equipment with accounts payable of $21.0 million and $16.3 million, respectively.

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

2.   Inventories
     -----------

     Inventories consist of:
                                           June 30,           December 31,
                                             1997                1996
                                           ---------          ------------
                                                  (In thousands)
       Raw materials                        $ 29,552             $ 24,916
       Semifinished product                   42,826               45,767
       Finished product                       29,359               25,046
       Stores and operating supplies          28,285               24,907
                                            --------             --------
            Total inventory                 $130,022             $120,636
                                            ========             ========


3.   Common Stock
     ------------

     On July 31, 1997, the Board of Directors declared a quarterly cash dividend of 14 cents per share to be paid August 29, 1997, to stockholders of record as of August 15, 1997.

4.   Contingencies
     -------------

     ENVIRONMENTAL. The Company's 87 percent owned New CF&I, Inc. subsidiary owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill. In connection with CF&I's acquisition of certain assets from CF&I Steel Corporation in 1993, CF&I established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year, post-closure permit with two ten-year renewals to CF&I which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At June 30, 1997, CF&I had a reserve of $35.1 million related to this remediation, of which $32.9 million is classified as non-current in the consolidated balance sheet.

     CONSTRUCTION CLAIMS. There are a number of claims arising out of the Company's contract with the former Prime Contractor ("Prime Contractor") on the Steckel combination rolling mill ("Combination Mill") which is being constructed at the Company's steel mill in Portland, Oregon. The Company's position is that the Prime Contractor failed to perform. As a result, the Company terminated the contract and made arrangements with other contractors to complete the project. The Prime Contractor filed an arbitration claim against the Company and the Company has counterclaimed. While it is difficult to determine at this stage the amount claimed by the Prime Contractor, the Prime Contractor initially filed a claim in the approximate amount of $16.5 million against the Company. The Prime Contractor has claimed certain other unspecified damages. However, the Company believes that the claim amount includes amounts that were subsequently paid by the Company to certain subcontractors and suppliers of the Prime Contractor in the amount of approximately $7.7 million. As a result, management believes that the net amount claimed by the Prime Contractor in the arbitration would be approximately $8.8 million plus unspecified damages.

     The Company has filed a counterclaim against the Prime Contractor in the arbitration. The amount of this counterclaim cannot be finalized until the Combination Mill project is complete. However, it is expected that the amount of the counterclaim will exceed the amount of the Prime Contractor's claim. On the same project, five liens have been filed by subcontractors and/or suppliers of the Prime Contractor. These liens total approximately $6 million. The Company believes these claims are included in the amount of the claim filed by the Prime Contractor.

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

5.   Commitments
     -----------

     At June 30, 1997, the Company had commitments for expenditures of approximately $34.0 million for completion of the Combination Mill.

6.   Proceeds from Insurance Settlement
     ----------------------------------

     Sales for the first six months of 1997 include approximately $2.5 million of insurance proceeds as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing CF&I. In total, the Company received $7 million in insurance proceeds from this claim of which $4.5 million was recorded in the fourth quarter of 1996.

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

Results of Operations
---------------------

The following table sets forth, by division, tonnage sold, sales and average selling price per ton:


                                                    Three Months Ended         Six Months Ended
                                                         June 30,                  June 30,
                                                   -------------------     ----------------------
                                                     1997       1996         1997          1996
                                                   --------   --------     --------      --------
Total tonnage sold:
     Oregon Steel Division:
          Plate                                      51,200     69,400      119,900       151,200
          Welded pipe                                76,600     59,000      159,300       129,400
                                                   --------   --------     --------      --------
               Total Oregon Steel Division          127,800    128,400      279,200       280,600
                                                   --------   --------     --------      --------
     CF&I Steel Division:
          Rail                                      104,300     61,600      199,000       156,800
          Rod/Bar/Wire                              123,500    104,100      236,000       216,800
          Seamless Pipe                              34,700     34,000       67,900        74,600
          Semifinished                               12,100     14,000       19,600        21,100
                                                   --------   --------     --------      --------
               Total CF&I Steel Division            274,600    213,700      522,500       469,300
                                                   --------   --------     --------      --------
     Total                                          402,400    342,100      801,700       749,900
                                                   ========   ========     ========      ========

Sales (in thousands):
     Oregon Steel Division                         $ 84,870   $ 81,800     $180,314      $174,646
     CF&I Steel Division                            119,549     92,258      230,769 (FN1) 204,901
                                                   --------   --------     --------      --------
               Total                               $204,419   $174,058     $411,083      $379,547
                                                   ========   ========     ========      ========

Average selling price per ton:
     Oregon Steel Division                             $664       $637         $646          $622
     CF&I Steel Division                               $435       $432         $437 (FN2)    $437
               Average                                 $508       $509         $510 (FN2)    $506

(FN1) Includes insurance proceeds of approximately $2.5 million as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing CF&I.

(FN2) Excludes insurance proceeds referred to in Note (1) above.

                                               7

                            OREGON STEEL MILLS, INC.

      Sales increased 17.5 percent to $204.4 million in the second quarter of 1997 and increased 8.3 percent to $411.1 million for the first six months of 1997, compared to the corresponding 1996 periods. Shipments increased 17.6 percent to 402,400 tons in the second quarter of 1997 and increased 6.9 percent to 801,700 tons in the first six months of 1997, compared to the corresponding 1996 periods. The increase in sales and shipments was primarily due to increased shipments of rail and rod and bar products manufactured by the CF&I Steel Division and welded pipe products by the Oregon Steel Division, offset in part by a decline in shipments of plate products by the Oregon Steel Division.

      Average selling prices decreased $1 to $508 per ton for the second quarter of 1997 and increased $4 to $510 per ton for the first six months of 1997, compared to the corresponding 1996 periods. The changes in average selling price were due to several factors including increased shipments of welded pipe products which generally have the highest selling prices of any of Company's products and higher seamless pipe product prices, offset by increased rod and bar shipments which have generally the lowest selling prices of any of the Company's finished products. Of the $30.4 million sales increase in the second quarter of 1997, $30.7 million was the result of volume increases offset by $300,000 from lower average selling prices. Of the $31.5 million sales increase for the first six months of 1997, $2.8 million was the result of higher average selling prices, $26.2 million was the result of volume increases, and $2.5 million from the proceeds of an insurance settlement.

      The Oregon Steel Division shipped 127,800 and 279,200 tons of product at an average selling price of $664 and $646 per ton for the three month and six month periods ended June 30, 1997, respectively, compared to 128,400 and 280,600 tons of product at an average selling price of $637 and $622 per ton during the corresponding 1996 periods. The increase in average selling price was primarily due to the increase in welded pipe shipments during 1997. Welded pipe shipments from the Napa and Camrose pipe mills were 76,600 and 159,300 tons in the three month and six month periods ended June 30, 1997, respectively, compared to 59,000 and 129,400 tons in the corresponding 1996 periods.

      The CF&I Steel Division shipped 274,600 and 522,500 tons of product at an average selling price of $435 and $437 per ton during the three month and six month periods ended June 30, 1997, respectively, compared to 213,700 and 469,300 tons of product at an average selling price of $432 and $437 per ton during the corresponding 1996 periods. The increased shipment level was due to increased shipments of rail and rod and bar during 1997. Rail shipments were 104,300 and 199,000 tons in the three and six month periods ended June 30, 1997, respectively, compared to 61,600 and 156,800 tons in the corresponding 1996 periods. Rod and bar shipments were 112,100 and 212,300 tons for the three and six month periods ended June 30, 1997, respectively, compared to 89,200 and 186,300 tons for the corresponding 1996 periods. Selling prices increased in the three and six month periods ended June 30, 1997 due to increased rail shipments and higher seamless pipe product prices. These increases were offset by increased shipments of the lower priced rod and bar products in the first six months of 1997 and lower shipments of seamless pipe products in the second quarter of 1997.

      Gross profit margin for the three month and six month periods ended June 30, 1997 was 14.9 and 14.1 percent (excluding insurance proceeds), respectively, compared to 13.1 and 13.5 percent for the corresponding 1996 periods. The gross profit improvement in 1997 compared to 1996 was due to increased rail shipments, products on which the Company generally realizes a higher gross margin per ton and higher seamless pipe product prices at the CF&I Steel Division. Gross profit was also positively impacted by lower costs at CF&I due to increased steel production and improved operating efficiencies. In addition, second quarter 1996 gross profit was negatively impacted by approximately $1.6 million due to higher costs and reduced shipments as a result of the outage of the ladle refining furnace at CF&I.

      Selling, general and administrative expenses for the three and six month periodsended June 30, 1997 increased $1.3 million and $2.3 million, respectively, from the corresponding 1996 periods, and changed as a percentage of sales to 6.0 percent in the three and six month periods ended June 30, 1997 from 6.4 and 5.9 percent for the corresponding 1996 periods. The dollar amount increases were primarily due to increased selling and shipping expense as a result of increased tons shipped in the three and six month periods ended
June 30, 1997 compared to the corresponding 1996 periods.

                            OREGON STEEL MILLS, INC.

      Profit participation was $1.6 million and $2.8 million for the three and six month periods ending June 30, 1997, respectively, compared to $1.7 million and $3.6 million for the corresponding 1996 periods. The decrease reflects the decreased profitability in 1997 versus 1996 at the Oregon Steel Division.

      Total interest costs for the three and six month periods ended June 30, 1997 were $9.4 million and $18.8 million, respectively, compared to $7.4 million and $14.9 million for the corresponding 1996 periods. The higher interest cost is primarily the result of additional debt incurred to fund the capital improvement program, combined with increased interest rates. Capitalized interest for the three and six month periods ended June 30, 1997 was $6.9 million and $13.5 million, respectively, compared to $4.6 million and $8.2 million for the corresponding 1996 periods.

      The Company's effective income tax rate was 38 percent for the three and six month periods ended June 30, 1997, compared to 37 and 38 percent for the corresponding 1996 periods.

Liquidity and Capital Resources
-------------------------------

      Cash flow from operations for the six months ended June 30, 1997 was $42.7 million compared to $59.5 million in the corresponding 1996 period. The major items affecting this $16.8 million decrease were an increase in inventories versus a decrease in 1996 ($33.2 million) and a lower increase in deferred income taxes ($4.9 million). These cash uses were partially offset by increased net income ($4.7 million), a larger decrease in accounts receivable ($9.1 million), a lower decrease in accounts payable ($5.9 million) and increased minority interest share of income ($2.1 million).

      Net working capital at June 30, 1997 decreased $12.7 million from December 31, 1996 due to an $18.3 million increase in current liabilities, principally accounts payable and accrued expenses, offset by a $5.6 million increase in current assets, principally cash and inventories.

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

      The Company maintains a $125 million revolving credit facility ("Amended Credit Agreement") which expires June 11, 1999, and may be drawn upon based on the Company's accounts receivable and inventory balances. The Amended Credit Agreement is collateralized by substantially all of the Company's consolidated inventory and accounts receivable, except those of Camrose. Amounts outstanding under the Amended Credit Agreement are guaranteed by the Guarantors. The Amended Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio. As of June 30, 1997, $58.3 million was outstanding under the Amended Credit Agreement.

      Term debt of $67.5 million was incurred by CF&I as part of the purchase price of the Pueblo steel mill on March 3, 1993. This debt is uncollateralized and is payable over ten years with interest at 9.5 percent. As of June 30, 1997, the outstanding balance on the debt was $48.5 million, of which $41.5 million was classified as long-term.

                            OREGON STEEL MILLS, INC.

      The Company has uncollateralized and uncommitted revolving lines of credit with two banks which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At June 30, 1997, $13.0 million was restricted under outstanding letters of credit.

      Camrose maintains a $15 million (Canadian dollars) revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose and borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. The facility expires on December 30, 1999. As of June 30, 1997, Camrose had $2.2 million outstanding under the facility.

      The Company expects that anticipated needs for working capital and the capital expenditure program will be met from existing cash balances, funds generated from operations and available borrowings under its Amended Credit Facility.

      CAPITAL EXPENDITURES. During the first six months of 1997 the Company expended approximately $3.7 million (excluding capitalized interest) on the capital program at CF&I and $18.6 million, (excluding capitalized interest) on the Combination Mill project and recurring upgrade projects to the present facilities at the Oregon Steel Division.

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

                                                  OREGON STEEL MILLS, INC.




Date:   August 8, 1997                           /s/ Christopher D. Cassard
                                              ---------------------------------
                                                    Christopher D. Cassard
                                                     Corporate Controller
                                                (Principal Accounting Officer)