Form 10-Q
period 1997-09-30
OREGON STEEL MILLS INC
filed 1997-11-14
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1997
                               -----------------------------------------------

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
                                               Yes   X   No
                                                   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 Par Value                            25,693,471
    ----------------------------                   ----------------------------
               Class                               Number of Shares Outstanding
                                                     (as of October 31, 1997)

                            OREGON STEEL MILLS, INC.
                                     INDEX



                                                                          Page
                                                                          ----
PART I.   FINANCIAL  INFORMATION

          Item 1.    Financial Statements

                     Consolidated Balance Sheets
                        September 30, 1997 (unaudited)
                        and December 31, 1996.................................2

                     Consolidated Statements of Income (unaudited)
                        Three months and nine months ended
                        September 30, 1997 and 1996 ..........................3

                     Consolidated Statements of Cash Flows (unaudited)
                        Nine months ended September 30, 1997
                        and 1996 .............................................4

                     Notes to Consolidated Financial
                        Statements (unaudited)............................5 - 6

          Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations..............7 - 10


PART II.  OTHER INFORMATION

          Item 6.    Exhibits and Reports on Form 8-K........................11


SIGNATURES...................................................................11

                            OREGON STEEL MILLS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                   September 30,
                                                       1997        December 31,
                                                    (Unaudited)        1996
                                                   -------------   ------------
                                      ASSETS
Current assets:
     Cash and cash equivalents                       $   1,486      $     739
     Trade accounts receivable, net                     67,907         91,480
     Inventories                                       131,312        120,636
     Deferred tax asset                                 13,627         17,084
     Other                                               6,938          5,786
                                                     ---------      ---------
            Total current assets                       221,270        235,725
                                                     ---------      ---------

Property, plant and equipment:
     Land and improvements                              28,703         29,577
     Buildings                                          46,990         37,617
     Machinery and equipment                           419,361        426,912
     Construction in progress                          317,557        255,558
                                                     ---------      ---------
                                                       812,611        749,664
     Accumulated depreciation                         (161,474)      (145,096)
                                                     ---------      ---------
                                                       651,137        604,568
                                                     ---------      ---------
Excess of cost over net assets acquired                 36,872         37,398
Other assets                                            29,668         35,664
                                                     ---------      ---------
                                                     $ 938,947      $ 913,355
                                                     =========      =========

                                    LIABILITIES
Current liabilities:
     Current portion of long-term debt               $   7,373      $   6,574
     Accounts payable                                   78,544         75,428
     Accrued expenses                                   43,433         32,727
                                                     ---------      ---------
          Total current liabilities                    129,350        114,729
Long-term debt                                         319,387        330,993
Deferred employee benefits                              20,359         18,262
Environmental liability                                 34,801         35,103
Deferred income taxes                                   29,502         24,365
                                                     ---------      ---------
                                                       533,399        523,452
                                                     ---------      ---------
Minority interests                                      37,893         36,862
                                                     ---------      ---------
Commitments and contingencies (Notes 4 and 5)

                                STOCKHOLDERS' EQUITY
Common stock                                               257            257
Additional paid-in capital                             226,085        226,085
Retained earnings                                      145,412        130,417
Cumulative foreign currency translation adjustment      (4,099)        (3,718)
                                                     ---------      ---------
                                                       367,655        353,041
                                                     ---------      ---------
                                                     $ 938,947      $ 913,355
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



                                              OREGON STEEL MILLS, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands, except tonnage and per share amounts)
                                                     (Unaudited)


                                                Three Months Ended             Nine Months Ended
                                                   September 30,                 September 30,
                                            --------------------------   ---------------------------
                                                1997           1996           1997            1996
                                            -----------   ------------   ------------   ------------
Sales                                      $   213,597    $   187,671    $   624,679    $   567,217
Costs and expenses:
     Cost of sales                             177,997        161,600        529,075        489,796
     Selling, general and
        administrative expenses                 12,937         10,971         37,788         33,475
     Profit participation and
        ESOP contribution                        2,649          2,255          5,457          5,854
                                           -----------    -----------    -----------    -----------
           Operating income                     20,014         12,845         52,359         38,092
Other income (expense):
     Interest and dividend income                   28            189            222            421
     Interest expense                           (2,462)        (3,462)        (7,769)       (10,133)
     Loss on termination of interest
        rate swap agreements                        --             --             --         (1,233)
     Minority interests                         (3,526)           203         (6,533)          (695)
     Other, net                                  2,955            195          3,309            756
                                           -----------    -----------    -----------    -----------
        Income before income taxes              17,009          9,970         41,588         27,208
Income tax expense                              (6,571)        (3,614)       (15,802)       (10,211)
                                           -----------    -----------    -----------    -----------
        Net income                         $    10,438    $     6,356    $    25,786    $    16,997
                                           ===========    ===========    ===========    ===========

Primary and fully diluted net income
   per common and common
   equivalent share                               $.40           $.24           $.98           $.76

Dividends declared per common share               $.14           $.14           $.42           $.42

Weighted average common shares
   and common share equivalents
   outstanding                                  26,292         26,266         26,292         22,346

Tonnage sold                                   402,200        373,300      1,203,900      1,123,300


                 The accompanying notes are an integral part of the consolidated financial statements.


                                                                       -3-



                                 OREGON STEEL MILLS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (Unaudited)


                                                                Nine Months Ended September 30,
                                                                    1997                1996
                                                                -----------         ------------
Cash flows from operating activities:
   Net income                                                    $  25,786            $  16,997
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
          Depreciation and amortization                             21,687               21,523
          Deferred income tax provision                              4,590                7,202
          Minority interests' share of income                        6,533                  729
          Other, net                                                (1,978)               2,420
          Changes in current assets and liabilities                 22,740               25,689
                                                                 ---------            ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                      79,358               74,560
                                                                 ---------            ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                    (66,138)            (120,058)
     Proceeds from sale of property, plant and equipment            14,424                  666
     Other, net                                                         61                 (822)
                                                                 ---------            ---------
     NET CASH USED BY INVESTING ACTIVITIES                         (51,653)            (120,214)
                                                                 ---------            ---------

Cash flows from financing activities:
     Net payments under Canadian bank
          revolving loan facility                                   (5,778)              (1,165)
     Proceeds from long-term bank debt                             299,977              154,800
     Payments on long-term debt                                   (305,007)            (399,552)
     Net proceeds from issuance of 11% First Mortgage Notes              -              226,995
     Net proceeds from issuance of common stock                          -               75,252
     Dividends paid                                                (10,791)              (9,035)
     Minority portion of subsidiary's distribution                  (5,502)                   -
     Other, net                                                        235                  (56)
                                                                 ---------            ---------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              (26,866)              47,239
                                                                 ---------            ---------

Effects of foreign currency exchange rate changes on cash              (92)                   -
                                                                 ---------            ---------
Net increase in cash and cash equivalents                              747                1,585
Cash and cash equivalents at beginning of period                       739                  644
                                                                 ---------           ----------
Cash and cash equivalents at end of period                       $   1,486           $    2,229
                                                                 =========           ==========

Supplemental disclosures of cash flow information:
     Cash paid for:
          Interest                                               $  21,201           $   19,138
          Income taxes                                           $   7,224           $    6,729



NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

At September 30, 1997 and 1996, the Company had financed property, plant and equipment with accounts payable of $14.7 million and $9.7 million, respectively.

                The accompanying notes are an integral part of the consolidated financial statements.

                                                -4-

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

2.   Inventories
     -----------

     Inventories consist of:
                                         September 30,         December 31,
                                             1997                  1996
                                        --------------         ------------
                                                   (In thousands)
       Raw materials                     $ 26,798               $ 24,916
       Semifinished product                52,980                 45,767
       Finished product                    22,055                 25,046
       Stores and operating supplies       29,479                 24,907
                                         --------               --------
            Total inventory              $131,312               $120,636
                                         ========               ========


3.   Common Stock
     ------------

     On October 30, 1997, the Board of Directors declared a quarterly cash dividend of 14 cents per share to be paid November 28, 1997, to stockholders of record as of November 14, 1997.

4.   Contingencies
     -------------

     ENVIRONMENTAL. The Company's 87 percent owned New CF&I, Inc. subsidiary owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill. In connection with CF&I's acquisition of certain assets from CF&I Steel Corporation in 1993, CF&I established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year, post-closure permit with two ten-year renewals to CF&I which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At September 30, 1997, CF&I had a reserve of $35.0 million related to this remediation, of which $32.9 million is classified as non-current in the consolidated balance sheet.

     CONSTRUCTION CLAIMS. There are a number of claims arising out of the Company's contract with the former Prime Contractor ("Prime Contractor") on the Steckel combination rolling mill ("Combination Mill") which is being constructed at the Company's steel mill in Portland, Oregon. The Company's position is that the Prime Contractor failed to perform. As a result, the Company terminated the contract and made arrangements with other contractors to complete the project. The Prime Contractor filed an arbitration claim against the Company and the Company has counterclaimed. While it is difficult to determine at this stage the amount claimed by the Prime Contractor, the Prime Contractor initially filed a claim in the approximate amount of $16.5 million against the Company. The Prime Contractor has claimed certain other unspecified damages. However, the Company believes that the claim amount includes amounts that were subsequently paid by the Company to certain subcontractors and suppliers of the Prime Contractor in the amount of approximately $8.0 million. As a result, management believes that the net amount claimed by the Prime Contractor in the arbitration would be approximately $8.5 million plus unspecified damages.

     The Company has filed a counterclaim against the Prime Contractor in the arbitration. The amount of this counterclaim cannot be finalized until the Combination Mill project is complete and final costs analyzed. However, it is expected that the amount of the counterclaim will exceed the amount of the Prime Contractor's claim. On the same project, three liens have been filed by subcontractors and/or suppliers of the Prime Contractor. These liens total approximately $4.5 million. The Company believes these claims are included in the amount of the claim filed by the Prime Contractor.

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

5.   Commitments
     -----------

     At September 30, 1997, the Company had commitments for expenditures of approximately $17.6 million for completion of the Combination Mill.

6.   Proceeds from Insurance Settlement
     ----------------------------------

     Sales for the first nine months of 1997 include approximately $2.5 million of insurance proceeds as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing CF&I. In total, the Company received $7 million in insurance proceeds from this claim of which $4.5 million was recorded in the fourth quarter of 1996.

7.   Gain from Sale of Property and Equipment
     ----------------------------------------

     Other income for the three and nine month periods ended September 30, 1997, includes a net pre-tax gain of approximately $3 million from the sale of property and equipment.

8.   Subsequent Event
     ----------------

     The labor contract between the United Steelworkers of America ("USWA") and CF&I expired on September 30, 1997. On October 3, 1997, the USWA called a strike at CF&I's steel mill in Pueblo, Colorado. CF&I is in the process of hiring replacement workers and has partially resumed operations at the mill. Due to the strike in progress, the Company expects the results of operations to be negatively impacted during the fourth quarter of 1997.
     See Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            OREGON STEEL MILLS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following information contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, competitive products and pricing, as well as fluctuations in demand; potential equipment malfunction, plant construction and start-up difficulties, repair delays, work stoppages, and general business and economic conditions.

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

Results of Operations
---------------------

The following table sets forth, by division, tonnage sold, sales and average selling price per ton:

                                                       Three Months Ended        Nine Months Ended
                                                          September 30,            September 30,
                                                     ----------------------   --------------------------
                                                        1997         1996        1997           1996
                                                     ---------    ---------   ----------      ----------
Total tonnage sold:
     Oregon Steel Division:
          Plate                                        40,800       68,000      160,400         219,200
          Welded pipe                                 100,300       80,000      259,600         209,500
          Semifinished                                      -        3,200          200           3,200
                                                   ----------   ----------   ----------      ----------
                Total Oregon Steel Division           141,100      151,200      420,200         431,900
                                                   ----------   ----------   ----------      ----------
     CF&I Steel Division:
          Rail                                        100,900       43,400      299,900         200,200
          Rod/Bar/Wire                                119,200      107,700      355,200         324,600
          Seamless Pipe                                39,100       39,100      107,000         113,600
          Semifinished                                  1,900       31,900       21,600          53,000
                                                   ----------   ----------   ----------      ----------
               Total CF&I Steel Division              261,100      222,100      783,700         691,400
                                                   ----------   ----------   ----------      ----------
     Total                                            402,200      373,300    1,203,900       1,123,300
                                                   ==========   ==========   ==========      ==========

Sales (in thousands):
     Oregon Steel Division                         $   95,498   $   92,403   $  275,812      $  267,048
     CF&I Steel Division                              118,099       95,268      348,867 (F1)    300,169
                                                   ----------   ----------   ----------      ----------
               Total                               $  213,597   $  187,671   $  624,679      $  567,217
                                                   ==========   ==========   ==========      ==========

Average selling price per ton:
     Oregon Steel Division                               $677         $611         $656            $618
     CF&I Steel Division                                 $452         $429         $442 (F2)       $434
               Average                                   $531         $503         $517 (F2)       $505

(F1) Includes insurance proceeds of approximately $2.5 million as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing CF&I.
(F2)  Excludes insurance proceeds referred to in Note (1) above.

                                      -7-

                            OREGON STEEL MILLS, INC.

      Sales increased 13.8 percent to $213.6 million in the third quarter of 1997 and increased 10.1 percent to $624.7 million for the first nine months of 1997, compared to the corresponding 1996 periods. Shipments increased 7.7 percent to 402,200 tons in the third quarter of 1997 and increased 7.2 percent to 1,203,900 tons in the first nine months of 1997, compared to the corresponding 1996 periods. The increase in sales and shipments was primarily due to increased shipments of rail and rod and bar products by the CF&I Steel Division and welded pipe products by the Oregon Steel Division, offset in part by a decline in shipments of plate products by the Oregon Steel Division and semifinished products by the CF&I Steel Division.

      Average selling prices increased $28 to $531 per ton for the third quarter of 1997 and increased $12 to $517 per ton for the first nine months of 1997, compared to the corresponding 1996 periods. The increase in average selling price was due to several factors including increased shipments of welded pipe products which generally have the highest selling prices of any of Company's products and higher seamless pipe product prices, offset by increased rod and bar shipments which generally have the lowest selling prices of any of the Company's finished products. Of the $25.9 million sales increase in the third quarter of 1997, $14.5 million was the result of volume increases and $11.4 million was the result of higher average selling prices. Of the $57.5 million sales increase for the first nine months of 1997, $40.7 million was the result of volume increases, $14.3 million was the result of higher average selling prices, and $2.5 million from the proceeds of an insurance settlement. (See Note 6 to the consolidated financial statements.)

      The Oregon Steel Division shipped 141,100 and 420,200 tons of product at an average selling price of $677 and $656 per ton for the three and nine month periods ended September 30, 1997, respectively, compared to 151,200 and 431,900 tons of product at an average selling price of $611 and $618 per ton during the corresponding 1996 periods. The decrease in shipments was primarily due to decreased plate shipments from the Portland steel mill. Plate shipments from the Portland steel mill were 40,800 and 160,400 tons for the three and nine month periods ended September 30, 1997, respectively, compared to 68,000 and 219,200 tons for the corresponding 1996 periods. The increase in average selling price was primarily due to the increase in welded pipe shipments from the Camrose pipe mill during 1997. Welded pipe shipments from the Camrose pipe mill were 56,900 and 131,000 tons in the three month and nine month periods ended September 30, 1997, respectively, compared to 17,600 and 61,600 tons in the corresponding 1996 periods.

      The CF&I Steel Division shipped 261,100 and 783,900 tons of product at an average selling price of $452 and $442 per ton during the three and nine month periods ended September 30, 1997, respectively, compared to 222,100 and 691,400 tons of product at an average selling price of $429 and $434 per ton during the corresponding 1996 periods. The increased shipment level was due to increased shipments of rail and rod and bar during 1997. Rail shipments were 100,900 and 299,900 tons in the three and nine month periods ended September 30, 1997, respectively, compared to 43,400 and 200,200 tons in the corresponding 1996 periods. Rod and bar shipments were 119,200 and 331,400 tons for the three and nine month periods ended September 30, 1997, respectively, compared to 92,200 and 278,500 tons for the corresponding 1996 periods. Selling prices increased in the three and nine month periods ended September 30, 1997 due to increased rail shipments, decreased shipments of semifinished products and higher seamless pipe, and rod and bar product prices.

      Gross profit margin for the three and nine month periods ended
September 30, 1997 was 16.7 and 14.9 percent (excluding insurance proceeds), respectively, compared to 13.9 and 13.6 percent for the corresponding 1996 periods. The gross profit improvement in 1997 compared to 1996 was due to increased rail shipments, and higher seamless pipe, and rod and bar product prices at the CF&I Steel Division. Gross profit was also positively impacted by lower costs at the CF&I Steel Division due to increased steel production and improved operating efficiencies. In addition, 1996 gross profit was negatively impacted by approximately $1.6 million due to higher costs and reduced shipments as a result of the June 1996 outage of a ladle refining furnace at the CF&I Steel Division.

      The labor contract between the United Steelworkers of America ("USWA") and CF&I expired on September 30, 1997. On October 3, 1997, the USWA called a strike at CF&I's steel mill. CF&I is in the process of hiring replacement workers and has partially resumed operations at the mill.

                            OREGON STEEL MILLS, INC.

      Due to the strike in progress, the Company expects results to be negatively impacted at CF&I by reduced operations which are currently anticipated to result in operating losses at CF&I during the fourth quarter of 1997. In addition, the ramp up of the Combination Mill at the Portland steel mill is expected to temporarily increase production costs which would negatively impact fourth quarter operating results.

      Selling, general and administrative expenses for the three and nine month periods ended September 30, 1997 increased $2.0 million and $4.3 million, respectively, from the corresponding 1996 periods, and increased as a percentage of sales to 6.1 and 6.0 percent in the three and nine month periods ended September 30, 1997, respectively, from 5.8 and 5.9 percent for the corresponding 1996 periods. The dollar amount increases were primarily due to increased shipping expense as a result of increased tons shipped in the three and nine month periods ended September 30, 1997 compared to the corresponding 1996 periods.

      Profit participation was $1.5 million and $4.3 million for the three and nine month periods ended September 30, 1997, respectively, compared to $2.3 million and $5.9 million for the corresponding 1996 periods. The decrease in 1997 was due to decreased profitability in 1997 versus 1996 at the Oregon Steel Division. The ESOP contribution was $1.1 million for the three and nine month periods ended September 30, 1997, compared to none for the corresponding 1996 periods.

      Total interest costs for the three and nine month periods ended September 30, 1997 were $9.5 million and $28.3 million, respectively, compared to $9.4 million and $24.2 million for the corresponding 1996 periods. The higher interest cost is primarily the result of additional debt incurred to fund the capital improvement program, combined with increased interest rates. Capitalized interest for the three and nine month periods ended September 30, 1997 was $7.0 million and $20.5 million, respectively, compared to $5.9 million and $14.1 million for the corresponding 1996 periods.

      Other income for the three and nine month periods ended September 30, 1997 increased $2.8 million and $2.6 million, respectively, compared to the corresponding 1996 periods due to a net pre-tax gain of approximately $3.0 million from the sale of property and equipment.

      The Company's effective income tax rate was 39 and 38 percent for the three and nine month periods ended September 30, 1997, respectively, compared to 36 and 38 percent for the corresponding 1996 periods.

Liquidity and Capital Resources
-------------------------------

      Cash flow from operations for the nine months ended September 30, 1997 was $79.4 million compared to $74.6 million in the corresponding 1996 period. The major items affecting this $4.8 million increase were an increase in net income ($8.8 million) and a decrease in accounts receivable versus an increase in 1996 ($29.7 million). These cash increases were partially offset by an increase in inventories versus a decrease in 1996 ($17.3 million) and a decrease in accounts payable versus an increase in 1996 ($15.6 million).

      Net working capital at September 30, 1997 decreased $29.1 million from December 31, 1996 due to a $14.6 million increase in current liabilities, principally accrued expenses and a $14.5 million decrease in current assets, principally accounts receivable. The increase in accrued expenses was primarily due to accrued interest on the Company's 11% First Mortgage Notes. The decrease in accounts receivable resulted primarily from lower sales at the Oregon Steel Division in the third quarter of 1997 compared to the fourth quarter of 1996.

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

                            OREGON STEEL MILLS, INC.

      The Company maintains a $125 million revolving credit facility ("Amended Credit Agreement") which expires June 11, 1999, and may be drawn upon based on the Company's accounts receivable and inventory balances. The Amended Credit Agreement is collateralized by substantially all of the Company's consolidated inventory and accounts receivable, except those of Camrose. Amounts outstanding under the Amended Credit Agreement are guaranteed by the Guarantors. The Amended Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio. As of September 30, 1997, $46.2 million was outstanding under the Amended Credit Agreement.

      Term debt of $67.5 million was incurred by CF&I as part of the purchase price of the Pueblo steel mill on March 3, 1993. This debt is uncollateralized and is payable over ten years with interest at 9.5 percent. As of September 30, 1997, the outstanding balance on the debt was $45.6 million, of which $38.2 million was classified as long-term.

      The Company has uncollateralized and uncommitted revolving lines of credit with two banks which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At September 30, 1997, $7.4 million was restricted under outstanding letters of credit.

      Camrose maintains a $15 million (Canadian dollars) revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose and borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. The facility expires on December 30, 1999. As of September 30, 1997, Camrose had no outstanding amounts under the facility.

      The Company expects that anticipated needs for working capital and the capital expenditure program will be met from existing cash balances, funds generated from operations and available borrowings under its Amended Credit Facility.

      CAPITAL EXPENDITURES. During the first nine months of 1997 the Company expended approximately $8.1 million (excluding capitalized interest) for capital equipment at CF&I and $37.5 million (excluding capitalized interest) on the Combination Mill project and recurring upgrade projects to the present facilities at the Oregon Steel Division.

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

                                            OREGON STEEL MILLS, INC.




Date:   November 12, 1997                     /s/ Christopher D. Cassard
                                          ---------------------------------
                                                Christopher D. Cassard
                                                 Corporate Controller
                                             (Principal Accounting Officer)