Form 10-K
period 1997-12-31
OREGON STEEL MILLS INC
filed 1998-03-25
CIK 830260

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

               ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997      COMMISSION FILE NUMBER 1-9887

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

                                               Yes  X       No
                                                  -----       ------

      State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

              BASED ON LAST SALE, JANUARY 31, 1998:   $462,482,478

      Indicate the number of shares outstanding of each of the registrant's classes of stock as of January 31, 1998:

     COMMON STOCK, $.01 PAR VALUE                         25,693,471
     ----------------------------                -----------------------------
          (TITLE OF CLASS)                      (NUMBER OF SHARES OUTSTANDING)

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Proxy statement for the Registrant's Annual Meeting of Stockholders to be held April 30, 1998 is incorporated by reference into Part III of this report.

                            OREGON STEEL MILLS, INC.
                                TABLE OF CONTENTS
                                                                           PAGE
                                     PART I

ITEM
  1.          BUSINESS..............................................      1
                    General.........................................      1
                    Capital Improvement Program.....................      2
                    Products........................................      6
                    Raw Materials ..................................      6
                    Marketing and Customers.........................      7
                    Competition and Other Market Factors............      8
                    Environmental Matters...........................      9
                    Labor Dispute...................................     10
                    Employees.......................................     11

  2.          PROPERTIES............................................     11

  3.          LEGAL PROCEEDINGS.....................................     12

  4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...     13
                    Executive Officers of the Registrant............     13

                                    PART II

  5.          MARKET FOR REGISTRANT'S COMMON STOCK AND
                    RELATED STOCKHOLDER MATTERS.....................     14

  6.          SELECTED FINANCIAL DATA...............................     14

  7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS...     15

  7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK.....................................     20

  8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........     21

  9.          DISAGREEMENTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE............................     40

                                    PART III

 10 and 11.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                    AND EXECUTIVE COMPENSATION......................     41

 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT..................................     41

 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........     41

                                    PART IV

 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                    REPORTS ON FORM 8-K.............................     42

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Oregon Steel Mills, Inc. ("Company" or "Registrant") was founded in 1926 by William G. Gilmore and was incorporated in California in 1928. The Company reincorporated in Delaware in 1974. The Company changed its name in December 1987 from Gilmore Steel Corporation to Oregon Steel Mills, Inc.

     During 1997, the Company operated two steel minimills and four finishing facilities in the western United States and Canada. The Company manufactures and markets one of the broadest lines of specialty and commodity steel products of any domestic minimill company. The Company emphasizes the cost efficient production of higher margin specialty steel products targeted at a diverse customer base located primarily west of the Mississippi River, western Canada and the Pacific Rim. The Company's manufacturing flexibility allows it to manage actively its product mix in response to changes in customer demand and individual product cycles. In 1993, the Company organized into two business units known as the Oregon Steel Division and the CF&I Steel Division. In January 1998 the CF&I Steel Division was renamed the Rocky Mountain Steel Mills ("RMSM") Division.

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

     The RMSM Division consists of steelmaking and finishing facilities of CF&I Steel, L.P. ("CF&I") (dba Rocky Mountain Steel Mills) located in Pueblo, Colorado ("Pueblo Mill). The Company owns 87 percent of New CF&I, Inc. ("New CF&I") which owns a 95.2 percent general partnership interest in CF&I. In addition, the Company owns a 4.8 percent limited partnership interest in CF&I. The Pueblo Mill is a steel minimill which produces long-length and standard steel rails, seamless tubular products ("seamless pipe"), wire rod and bar products.

     In total, the Company produces eight steel products which include most standard grades of steel plate, a wide range of higher margin specialty steel plate, coil plate, large diameter steel pipe, ERW pipe, long-length and standard rails, seamless pipe, wire rod and bar products. The steel industry, including the steel products manufactured by the Company, has been highly cyclical and is generally characterized by overcapacity, both domestically and internationally.

     The Portland Mill is the only hot-rolled steel plate minimill in the eleven western states and one of only two steel plate production facilities operating in that region. The Portland Mill produces slab thicknesses of 6", 7" and 8" and finished steel plate in widths up to 138". The Steckel Combination Mill ("Combination Mill"), which was completed in 1997, has an annual rolling mill capacity, depending upon product mix, of up to 1.2 million tons.

     The Napa Pipe Mill produces large diameter steel pipe of a quality suitable for use in high pressure oil and gas transmission pipelines. The Napa Pipe Mill can produce pipe with an outside diameter ranging from 16" to 42", with wall thicknesses of up to 1-1/16" and in lengths of up to 80 feet, and can process two different sizes of pipe simultaneously in its two finishing sections. Depending on product mix, the Napa Pipe Mill has an annual capacity in excess of 400,000 tons of pipe. Substantially all of the Napa Pipe Mill's requirements for specialty steel plate, which is fabricated into steel pipe can be supplied by the Portland Mill and until December of 1994, the Fontana Plate Mill.

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

     The Company acquired a 60 percent interest in the Camrose Pipe Mill in June 1992 for approximately $18 million from Stelco, Inc. ("Stelco"), a large Canadian steel producer. The Camrose Pipe Mill has two pipe manufacturing mills. One is a large diameter pipe mill similar to the Napa Pipe Mill, and the other is an ERW pipe mill which produces steel pipe used in the oil and gas industry for drilling and distribution. The large diameter pipe mill produces pipe in lengths of up to 80 feet with a diameter ranging from 20" to 42" with maximum wall thickness limited to about 70 percent of the thickness of the pipe produced by the Napa Pipe Mill. Depending upon the product mix, the annual capacity for large diameter pipe is up to 184,000 tons. The ERW mill produces pipe in sizes ranging from 4.5" to 16" in diameter and has an annual nominal capacity of up to 141,000 tons, depending upon product mix.

       On March 3, 1993, New CF&I, a then wholly-owned subsidiary of the Company, acquired for $22.2 million a 95.2 percent interest in a newly formed limited partnership, CF&I. The remaining 4.8 percent interest was owned by the Pension Benefit Guaranty Corporation ("PBGC"). CF&I purchased substantially all of the steelmaking, fabricating, metals and railroad business assets of CF&I Steel Corporation for $113.1 million. The Pueblo Mill has melting capacity of approximately 1.2 million tons and a finished ton capacity of approximately 1.2 million tons. In August of 1994, New CF&I sold a 10 percent equity interest in New CF&I to a wholly-owned subsidiary of Nippon Steel Corporation ("Nippon"). In connection with that sale, Nippon agreed to license to the Company a proprietary technology for producing deep head-hardened ("DHH") rail products as well as to provide certain production equipment to produce DHH rail. New CF&I received a cash payment of $16.8 million in connection with that transaction. In November 1995, the Company sold a 3 percent equity interest in New CF&I to two companies of the Nissho Iwai Group ("Nissho Iwai"), a large Japanese trading company. In 1997, the Company purchased the 4.8 percent interest in CF&I owned by the PBGC.

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

CAPITAL IMPROVEMENT PROGRAM

RMSM DIVISION

       As part of its strategy in acquiring the Pueblo Mill in March 1993, the Company anticipated making significant capital additions to the Pueblo Mill. Shortly after its acquisition in 1993, the Company began a series of major capital improvements at the Pueblo Mill designed to increase yields, improve productivity and quality and expand the Company's ability to offer specialty rod and bar products. With the installation of in-line rail head hardening capability in 1996, all capital improvements are now complete. The primary components of the capital improvements at the Pueblo Mill are outlined below.

       STEELMAKING. The Company installed a ladle refining furnace and a vacuum degassing facility and upgraded both continuous casters. During 1995, the Company eliminated ingot casting and replaced it with more efficient continuous casting methods which allow the Company to cast directly into blooms. As a result, the Company estimates that it has expanded the steelmaking capacity at the Pueblo Mill to approximately 1.2 million tons of hot metal annually from approximately 900,000 tons of hot metal annually at the time of the acquisition.

       ROD AND BAR MILL. At the time of its acquisition, the rod and bar mills at the Pueblo Mill were relatively old and located in separate facilities which resulted in significant costs as the Company shifted production between them in response to market conditions. In the third quarter of 1995, the Company commenced operation of a new combination rod and bar mill with a new reheat furnace and a high speed rod train, capable of producing commodity and specialty grades of rod and bar products. Depending on product mix, the new combined facility has a capacity of up to 600,000 tons per year. These improvements should enable the Company to produce a wider range of high margin specialty products, such as high-carbon rod, merchant bar and other specialty bar products, and larger rod coil sizes, which the Company believes are preferred by many of its customers.

       RAIL MANUFACTURING. At the time of the Company's acquisition of the Pueblo Mill, rails were produced by ingot casting using energy-intensive processes with significant yield losses as the ingots were reheated, reduced to blooms and then rolled into rails. Continuous casting has increased rail yields and decreased rail manufacturing costs. In 1996 the Company enhanced its existing 450,000 tons of annual railmaking capacity through the addition of equipment capable of producing in-line DHH rail. Rail produced using this technology is considered by many rail customers to be more durable and higher quality rail than that produced with existing techniques. As a result of these improvements, the Company believes it is able to provide a functionally superior, higher margin product.

OREGON STEEL DIVISION

       Capital improvements at the Oregon Steel Division consist primarily of the construction of the Combination Mill.

       During 1997 the Company completed the construction and start-up of the Combination Mill at its Portland Mill. The project included installation of a new reheat furnace, a 4-high rolling mill with coiling furnaces, a vertical edger, a down coiler, on-line accelerated cooling, hot leveling and shearing equipment, extended roll lines, and a fully automated hydraulic gauge control system. During 1998, the Company estimates rolling capacities to steadily increase towards the planned 1.2 million tons.

       The Combination Mill gives the Company the ability to produce wider steel plate than any similar mill in the world, increase its manufacturing flexibility and supply substantially all the Company's plate requirements for large diameter line pipe as well as coiled plate for applications such as the smaller diameter ERW pipe manufactured at the Camrose Pipe Mill. The Combination Mill produces discrete steel plate in widths from 48" to 138" and in thicknesses from 3/16" to 8". Coiled plate can be produced in widths of 48" to 120" and in thicknesses that range from 0.09" to .75". As production increases, wider dimension plate used for gas transmission pipe, which is currently purchased from other steel makers, will be manufactured at the Portland Mill. With the Combination Mill, the Company is in a position to produce all grades of discrete steel plate and coiled plate for all of the Company's commodity and specialty markets, including heat treated applications.

PRODUCTS

OVERVIEW

       The Company manufactures and markets one of the broadest lines of specialty and commodity steel products of any domestic minimill company. Through acquisitions and capital improvements, the Company has expanded its range of finished products from discrete plate and large diameter welded pipe in 1991 to eight products currently by adding ERW pipe, rail, rod, bar, seamless pipe and coiled plate. It has also expanded its primary selling region from the western United States to national and international markets. (See Note 3 to the Consolidated Financial Statements.)

     The following chart identifies the Company's principal products and the primary markets for those products.


                          PRODUCTS                             MARKETS
                          --------                             -------

OREGON STEEL DIVISION     Commodity and specialty steel plate  Service centers
                                                               Railcar and barge manufacturers
                                                               Heavy equipment manufacturers
                                                               Construction

                          Large diameter steel pipe            Oil and gas transmission pipelines
                          Coiled plate
                                                               Welded pipe products
                                                               Service centers

                          Electric resistance welded pipe      Oil and natural gas line pipe

RMSM DIVISION             Rail                                 Rail transportation

                          Wire rod                             Durable goods
                                                               Capital equipment

                          Bar products                         Construction
                                                               Durable goods
                                                               Capital equipment

                          Seamless pipe                        Oil and gas producers
                                                               Gas transmission


     The following table sets forth for the periods indicated the tonnage shipped and the Company's total shipments by product class.

                                                        TONS SHIPPED
                                            ------------------------------------

                  PRODUCT                     1997          1996          1995
                  -------                  ---------     ---------     ---------

Oregon Steel Division:
    Commodity Steel Plate                     56,800       131,700       136,200
    Specialty Steel Plate                    135,600       147,900       159,700
    Large Diameter Steel Pipe                216,600       249,300       223,000
    ERW Pipe                                 134,600        75,400        48,400
    Semifinished                              23,400         3,300       196,200
                                           ---------     ---------     ---------
        Total Oregon Steel Division          567,000       607,600       763,500
                                           ---------     ---------     ---------

RMSM Division:
    Rail                                     350,200       287,700       240,700
    Rod, Bar and Wire*                       409,200       392,600       271,300
    Seamless Pipe                            120,200       151,200       116,100
    Semifinished                              28,000        61,700        12,100
                                           ---------     ---------     ---------
        Total RMSM Division                  907,600       893,200       640,200
                                           ---------     ---------     ---------
        Total Company                      1,474,600     1,500,800     1,403,700
                                           =========     =========     =========

*The Company sold its wire products production facility in June, 1997.

OREGON STEEL DIVISION

       COMMODITY STEEL PLATE. The Company's commodity steel plate is produced at the Portland Mill. Historically, commodity steel plate consists of hot-rolled carbon plate, in cut lengths, varying in widths from 48" to 102". The majority of commodity steel plate is commonly produced and consumed in standard widths and lengths, such as 96" x 240". The completion of the Combination Mill allows for the production of discrete plate widths up to 138" and plate coils up to 120" wide. Plate coils are the feed-stock for the manufacture of ERW pipe, welded tubing, spiral welded pipe, and for conversion into cut-to-length plate. Commodity steel plate is used in a variety of applications such as the manufacture of storage tanks, machinery parts, ships and barges, and general load bearing structures.

       SPECIALTY STEEL PLATE. The Company's specialty grade steel plate is produced at the Portland Mill on the Combination Mill in discrete plate widths up to 138" and coiled plate up to 120" wide.

Specialty steel plate consists of hot-rolled carbon, high-strength-low-alloy, alloy, and heat treated steel plate. Specialty steel plate has superior strength and performance characteristics and is typically made to order for customers seeking specific properties, such as, improved formability, hardness or abrasion resistance, impact resistance or toughness, higher strength and ability to be more easily machined and welded. These improved properties are achieved by chemically refining the steel by either adding or removing specific elements, and by accurate temperature control while hot rolling or heat treating the plate. Specialty steel plate is used to manufacture railroad cars, mobile equipment, bridges and buildings, pressure vessels and machinery components.

       In 1994 the Company completed expansion of the heat treated plate production capacity at its Portland Mill by approximately 50 percent to 90,000 tons annually. The heat treating process of quenching and tempering improves the strength, toughness, and hardness of the steel. Quenched and tempered steel is used extensively in the mining industry, the manufacture of heavy transportation equipment, construction and logging equipment, and armored vehicles for the military. In early 1994, the Company installed a hot leveler at the heat treat facility which flattens the steel plate following heat treatment and ensures that the steel plate will retain its desired shape after cooling. These additions enable the Company to manufacture a superior hardened plate product.

       LARGE DIAMETER STEEL PIPE. The Company manufactures large diameter, double submerged arc-welded ("DSAW") steel pipe at its Napa and Camrose Pipe Mills. Large diameter pipe is manufactured to demanding specifications and is produced in sizes ranging from 16" to 42" in outside diameter with wall thickness of up to 1 1/16" and in lengths of up to 80 feet. At the Napa Pipe Mill the Company also offers customers several options, which include internal linings, external coatings, double end pipe joining and full body ultrasonic inspection. This process allows inspection of the ends, long seam welds and the entire pipe body for steelmaking or pipemaking defects and records the results for a permanent record. The Company's large diameter pipe is used primarily in pressurized underground or underwater oil and gas transmission pipelines where quality is critical.

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

       ELECTRIC RESISTANCE WELDED PIPE. The Company produces smaller diameter ERW pipe at the Camrose Pipe Mill. ERW pipe is produced in sizes ranging from approximately 4 1/2" to 16" outside diameter. The pipe is manufactured using coiled steel formed on a high frequency electric resistance weld mill. The principal customers for this product are oil and gas companies that use it for gathering lines to supply product to feed larger pipeline systems.

RMSM DIVISION

       RAIL. The Company produces conventional, premium and head-hardened rail at its Pueblo Mill. The Pueblo Mill is the sole manufacturer of rail west of the Mississippi River and one of only two rail manufacturers in the United States. Rails are manufactured in the five most popular rail weights (115 lb/yard through 136 lb/yard), in 39 and 80-foot lengths as well as quarter mile welded strings. The primary customers for the Pueblo Mill's rail are the major western railroads. Rail is also sold directly to rail contractors, transit districts and short-line railroads.

       As part of its capital improvement program, the Company improved its rail manufacturing facilities to include the production of in-line head-hardened and other premium rail. The installation of the in-line head hardening process was completed in the third quarter of 1996. In-line head-hardened rail is produced through a proprietary finishing technology. The Company has licensed the technology (known as deep head-hardened or DHH technology) from Nippon in connection with Nippon's investment in New CF&I. In 1997 the Company produced approximately 53,300 tons of head-hardened product using the DHH technology. The in-line DHH technology allows the Company to produce head-hardened product up to the capacity of the rail facility. Rail produced using the improved in-line technology is considered by many rail customers to be more durable and of higher quality than rail produced with existing off-line techniques. During 1997 the Pueblo Mill began a rail dock expansion project. When completed in early 1998 the rail mill capacity will have been increased from 450,000 tons to over 500,000 tons.

       ROD AND BAR PRODUCTS. The Company's rod and bar mill located at the Pueblo Mill is able to produce coils of up to 6,000 pounds. The improved steel quality and finishing capabilities allow the Company to manufacture rods up to 1" in diameter, and to manufactre a variety of high-carbon rod products such as those used for spring wire, wire rope, tire bead and tire cord. The Company produces several sizes of coiled rebar in the most popular grades for the reinforcement of concrete products.

       SEAMLESS PIPE. Seamless pipe produced at the Pueblo Mill consists of seamless casing, coupling stock and standard and line pipe. Seamless pipe casing is used as a structural retainer for the walls of oil or gas wells. Standard and line pipe are used to transport liquids and gasses both above and underground. The Company's seamless pipe mill is equipped to produce the most widely used sizes of seamless pipe (7" outside diameter through 10-3/4" outside diameter) in all standard lengths. The Company's production capability includes both carbon and high quality, high strength (heat treated) tubular products. The Company also sells semifinished seamless pipe (known as "green tubes") for processing and finishing by others.

RAW MATERIALS

        The Company's principal raw material for the Portland and Pueblo Mills is ferrous scrap metal derived from, among other sources, junked automobiles, railroad cars and railroad track materials and demolition scrap from obsolete structures, containers and machines. In addition, hot-briquetted iron ("HBI") and pig iron (together "alternate metallics") can substitute for a limited portion of the scrap used in minimill steel production, although the sources and availability of alternate metallics are substantially more limited than those of scrap. The purchase prices for scrap and alternate metallics are subject to market forces largely beyond the control of the Company including demand by domestic and foreign steel producers, freight costs, speculation by scrap brokers and other conditions. The cost of scrap and alternate metallics to the Company can vary significantly, and the Company's product prices often cannot be adjusted, especially in the short-term, to recover the costs of increases in scrap and alternate metallics prices.

       The long-term demand for steel scrap and its importance to the domestic steel industry may be expected to increase as steel makers continue to expand scrap-based electric arc furnace capacity. For the foreseeable future, however, the Company believes that supplies of steel scrap will continue to be available in sufficient quantities at competitive prices. In addition, a number of technologies exist for the processing of iron ore into forms which may be substituted for steel scrap in electric arc furnace-based steelmaking. Such forms include direct-reduced iron, iron carbide, and hot-briquetted iron. While such forms may not be cost competitive with steel scrap at present, a sustained increase in the price of steel scrap could result in increased implementation of these alternative technologies.

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

            The sales force is organized both geographically and by product line. The Company has separate sales people for plate, DSAW and ERW pipe, and for seamless pipe, rod, bar, and rail products. Most of the Company's sales are initiated by contacts between sales representatives and customers. Accordingly, the Company does not incur substantial advertising or other promotional expenses for the sale of its products. In 1997 the Company did not derive more than 10 percent of its sales from any single customer. Except for contracts entered into from time to time to supply rail and large diameter DSAW pipe to significant projects, the Company does not have any significant ongoing contracts with customers and orders placed with the Company generally are cancelable by the customer prior to production.

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

        Large diameter steel pipe is marketed on a global basis, and sales generally consist of a small number of large orders from natural gas pipeline companies, public utilities and oil and gas producing companies. In 1993 the Company began to market large diameter pipe internationally. The Company believes that the quality of its pipe enables it to compete effectively in international as well as domestic markets. Domestically, the Company has historically been most competitive in the steel pipe market west of the Mississippi River. The Camrose Pipe Mill is most competitive in western
Canada. Sales of large diameter pipe generally involve the Company responding to requests to submit bids.

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

RMSM DIVISION

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

       The Company sells its bar products (primarily reinforcing bar) to fabricators and distributors. The majority of these customers are located within Colorado and the western U.S.

       The Company's wire rod products are sold primarily to wire drawers ranging in location from the Midwest to the West Coast. The demand for wire rod is dependent upon a wide variety of markets, including agricultural, construction and the durable goods segments. The Company entered the high carbon rod market during 1995 as a direct result of the investment in the new rolling facility; and continues to increase its participation in the higher margin, high-carbon rod market.

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

       Competition within the steel industry is intense. The Company competes primarily on the basis of product quality, price and responsiveness to customer needs. Many of the Company's competitors are larger and have substantially greater capital resources, more modern technology and lower labor and raw material costs than the Company. In addition, a new minimill in Arizona and an upgraded minimill in Oregon have commenced production of rod and bar products. The Company expects increased competition as these competitors increase production. Moreover, U.S. steel producers have historically faced significant competition from foreign producers. The highly competitive nature of the industry, combined with excess production capacity in some products, may in the future exert downward pressure on prices for certain of the Company's products. There is no assurance that the Company will be able to compete effectively in the future.

OREGON STEEL DIVISION

       The principal domestic competitor in the commodity steel plate market is Geneva Steel, which is the only integrated steel producer west of the Mississippi River. Geneva Steel has made significant investments to increase its capacity with specific focus on the commodity plate market throughout the entire United States. Other North American competitors include IPSCO, which is currently operating a Steckel mill in Regina, Saskatchewan, and has recently completed construction and is operating a greenfield Steckel mill in Iowa; Bethlehem Steel, Burns Harbor, Indiana; and to a limited degree several other U.S. producers. Principal competitors in the market for specialty steel plate include Lukens Steel, U.S. Steel Corporation and Algoma Steel Inc.

       The commodity steel plate market has continued to face foreign competition from Korea, Brazil, Canada, China and former Soviet countries. Foreign competition also exists for the specialty grades with imports from Sweden, European Economic Community, Brazil, Canada and former Soviet countries. At the end of 1997 the U.S. International Trade Commission (USITC), under petition from two U.S. commodity plate producers, determined that the U.S. plate industry was "threatened with material injury by reason of imports from China, Russia, South Africa, and/or Ukraine of cut-to-length carbon steel plate found by the U.S. Department of Commerce to be sold in the United States at less than fair market value". In addition to this decision, suspension agreements have been signed allowing the named countries to export certain maximum amounts of cut-to-length plate to the United States at minimum prices. Despite the USITC decision on carbon cut-to-length plate, significant imports continue to flow into the United States through Texas and California, both in commodity and specialty plate products, and continue to have an impact on the Company's participation in the western plate market.

       The Company believes that competition in the market for large diameter steel pipe is based primarily on quality, price and responsiveness to customer needs. Principal domestic competitors in the large diameter steel pipe market at this time are Berg Steel Pipe Corporation, located in Florida, Bethlehem Steel Corporation, located in Pennsylvania and SAW Pipe, located in Baytown, Texas. International competitors consist primarily of Japanese and European pipe producers. The principal Canadian competitor is IPSCO, located in Regina, Saskatchewan.
Demand for the Company's pipe in recent years is primarily a function of new construction of oil and gas transportation pipelines and to a lesser extent maintenance and replacement of existing pipelines. Construction of new pipelines domestically depends to some degree on the level of oil and gas exploration and drilling activity.

       The competition in the market for ERW pipe is based on price, product quality and responsiveness to customers. The need for this product has a direct correlation to the drilling rig count in the United States and Canada. Principal competitors in the ERW product in western Canada are IPSCO located in Regina, Saskatchewan and Prudential Steel Ltd. located in Calgary, Alberta.

RMSM DIVISION

       The majority of current rail requirements in the United States revolves primarily around replacement rail for existing rail lines. However, some new lines are being constructed in heavy traffic areas of the United States. Imports have been a significant factor in the domestic premium rail market in recent years. The Company's capital expenditure program at the Pueblo Mill provided the rail production facilities with continuous cast steel capability and in-line head-hardening rail capabilities necessary to compete with other producers. Pennsylvania Steel Technologies is the only other domestic rail producer.

       The Company's primary competitors in seamless pipe include a number of domestic and foreign manufacturers. The Company has the flexibility to produce relatively small volumes of specified products on short notice in response to customer requirements. Principal domestic competitors include U.S. Steel Corporation, Lone Star Steel and North Star Steel.

       The competition in bar products include a group of minimills that have a geographical location close to the intermountain market. The Company's market for wire rod encompasses the western United States. Domestic rod competitors include GS Technologies, North Star Steel, Cascade Steel Rolling Mills, Keystone Steel and Wire and Northwestern Steel & Wire.

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

       PORTLAND MILL. In 1993 the Environmental Protection Agency ("EPA") concluded a site assessment of the Portland Mill. The review identified several medium and low priority solid waste management units ("SWMUs"). The Company has addressed the SWMUs identified in the EPA assessment and has provided additional information to the EPA as appropriate. By-products of the steelmaking process at the Portland Mill have been collected on site. The Company has been carefully evaluating various commercial uses for these materials. One viable commercial use, application as an agricultural supplement, has been identified. The Company chose not to pursue this opportunity because of potential risks associated with the use of these materials as a soil supplement. The Company is actively searching for a viable commercial use. In addition, in 1998 the Company will conduct additional studies to evaluate the material for on-site use. The ultimate success of these efforts is unknown. The financial impact is not determinable at this time. The Company has submitted a compliance schedule to the State of Oregon to address fugitive emissions from the steelmaking process. Initial engineering evaluations will be conducted in 1998 and ultimate corrective actions are estimated to be completed in 2001. The financial impact will not be known until completion of the engineering and feasibility studies.

       PUEBLO MILL. At December 31, 1997 the Company had accrued a reserve of $35.0 million for environmental remediation at the Pueblo Mill. This reserve is based upon a range of estimated remediation costs of $23.1 million to $43.6 million. The Company's estimate of this environmental reserve was based on two remediation investigations conducted by independent environmental engineering consultants. The reserve includes costs for Resource Conservation and Recovery Act facility investigation, corrective measures study, remedial action and operation and maintenance of the remedial actions taken. The State of Colorado issued a postclosure permit for historic hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, RMSM must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on the prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado has indicated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. The Company believes the reserve is adequate to cover the remediation costs.

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

LABOR DISPUTE

       The labor contract at the RMSM Division expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union"), initiated a strike at the RMSM for approximately 1,060 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Company was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees.

       By December 1997, the Company had sufficient permanent replacement employees necessary to reach full production capacity. At the end of December, the Pueblo Mill was operating at approximately 65% of capacity and is expected to reach full production during the first half of 1998. As a result of weathering the three-month strike and successfully resuming operations, the Company believes it can return to full production with fewer workers than before the strike.

       On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of January 1998, 30 former striking employees had returned to work as a result of their unconditional offer. Approximately 920 former striking workers remain unreinstated ("Unreinstated Employees").

       As a result of the labor dispute, both the Company and the Union have filed unfair labor practice charges with the National Labor Relations Board ("NLRB"). On February 24, 1998 the Regional Director of the NLRB Denver office informed the parties that he would issue complaints against both the Company and the Union. The Union will be charged with engaging in numerous incidents of picket line violence, and threats and intimidation of replacement workers. The complaint against the Company, which was issued on February 27, 1998, alleges violations of several provisions of the National Labor Relations Act. The Company not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability").
The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 600 workers. However, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

EMPLOYEES

       As of December 31, 1997, the Company had 2,380 full-time employees. The Company's employees at the Portland Mill, Napa Pipe Mill and corporate headquarters are not represented by a union. At the Pueblo Mill, approximately 90 employees work under collective bargaining agreements with several unions, including the United Steelworkers of America ("USWA"). An additional 709 employees work under collective bargaining agreements with the Union which expired September 30, 1997. The Company and the Union were unable to agree on terms for a new labor agreement. See "Business-Labor Dispute." Approximately 283 employees of the Camrose Pipe Mill are members of the Canadian Autoworkers Union. The current contract expires on January 31, 2000.

       The domestic employees of the Oregon Steel Division participate in the Employee Stock Ownership Plan ("ESOP"). As of December 31, 1997 the ESOP owned approximately 7.3 percent of the Company's outstanding common stock. Common stock is contributed to the ESOP as decided annually by the Board of Directors. The Company also has a profit participation plan for its domestic employees of both the Oregon Steel Division and the RMSM Division and the non-bargaining unit employees of Camrose which permits eligible employees to share in the pretax profits of their division.

ITEM 2.  PROPERTIES

OREGON STEEL DIVISION

       The Portland Mill is located on approximately 143 acres owned by the Company in the Rivergate Industrial Park in Portland, Oregon, near the confluence of the Columbia and Willamette rivers. The operating facilities principally consist of one electric arc furnace, ladle metallurgy stations, vacuum degasser, slab casting equipment and the Combination Mill. The
Company's 24,500 square-foot office building and its steel mill facilities occupy approximately 86 acres of the site. The remaining 57 acres consist of two waterfront sites. The Company's heat treating facilities are located near its principal facilities on a 5-acre site owned by the Company. During 1997 the Company sold a 74-acre parcel of nearby industrial property.

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

       The Camrose Pipe Mill is located on approximately 67 acres in Camrose, Alberta, Canada. The large diameter pipe mill occupies approximately 4 acres and the ERW pipe mill occupies approximately 3 acres of the site. In addition, there is a 3,600 square foot office building on the site. The sales staff is located in Calgary, Alberta in leased space. The Camrose Pipe Mill is owned by Camrose Pipe Company ("Camrose") which is 60 percent owned by the Company. The assets of Camrose, including all property, plant and equipment are collateral for the Camrose $15 million (Canadian dollars) revolving credit facility (see Note 7 to the Consolidated Financial Statements).

RMSM DIVISION

       The Pueblo Mill is located in Pueblo, Colorado on approximately 570 acres. The operating facilities principally consist of two electric arc furnaces for production of all raw steel, a ladle refining furnace and vacuum degassing system, two 6-strand continuous round casters for producing semifinished steel, and three finishing mills for conversion of semifinished steel to a finished steel product. These finishing mills consist of a rail mill, seamless tube mill, and a rod and bar mill.

       At December 31, 1997, the Company had the following nominal capacities, which are affected by product mix:
                                                   PRODUCTION       PRODUCTION
                                                    CAPACITY           1997
                                                     (TONS)           (TONS)
                                                   ---------         -------
Portland Mill:          Melting                      840,000         526,100
                        Finishing                  1,200,000         362,300
Napa Pipe Mill:         Steel pipe                   400,000         175,100
Camrose Pipe Mill:      Steel pipe                   325,000         160,300
Pueblo Mill:            Melting                    1,200,000         952,200
                        Finishing mills            1,200,000         866,100


       The Notes and guarantees are secured by a lien on substantially all of the property, plant and equipment of the Company and the Guarantors, exclusive of Camrose. (See Note 7 to the Consolidated Financial Statements.)

ITEM 3.  LEGAL PROCEEDINGS

       RMSM is a party to two pending OSHA proceedings. In May 1997 the Occupational Safety & Health Administration ("OSHA") issued a citation alleging violations of various provisions of applicable safety codes at the Pueblo Mill. The citation seeks total penalties of $1,115,500. On August 13, 1997, OSHA filed a complaint, which initiated a proceeding on the citation before the Occupational Safety and Health Review Commission ("Commission"). In October 1997, OSHA issued a second citation to RMSM and on December 26, 1997 it filed a complaint on that citation before the Commission seeking penalties of $72,500. The complaints allege that some of the violations are willful or repeat violations and that the remainder are serious. RMSM has appealed the citations. Although the Company believes that the final out-come of the proceedings will not have a material adverse effect on the Company, the Company's appeal may be unsuccessful in whole or in part and it may be required to pay all or a portion of the assessed penalties.

       There are a number of claims arising out of the Company's contract with the former Prime Contractor ("Prime Contractor") on the Combination Mill which is being constructed at the Company's steel mill in Portland, Oregon. The Company's position is that the Prime Contractor failed to perform. As a result, the Company terminated the contract and made arrangements with other contractors to complete the project. The Prime Contractor filed an arbitration claim against the Company and the Company has counterclaimed. While it is difficult to determine at this stage the amount claimed by the Prime Contractor, the Prime Contractor initially filed a claim in the amount of $16.5 million against the Company. The Prime Contractor has claimed certain other unspecified damages. However, the Company believes that the claim amount includes amounts that were subsequently paid by the Company to certain subcontractors and suppliers of the Prime Contractor in the amount of approximately $7.7 million. As a result, management believes that the net amount claimed by the Prime Contractor in the arbitration would be approximately $8.8 mil-

-lion plus unspecified damages. On the same project, three other liens have been filed by subcontractors and/or suppliers of the Prime Contractor. These liens total approximately $5.0 million. The Company believes these claims are included in the amount of the claim filed by the Prime Contractor.

       The Company has filed a counterclaim against the Prime Contractor in the arbitration. The amount of this counterclaim can not be finalized until the Combination Mill project is complete and final costs analyzed. However, it is expected that the amount of the counterclaim will exceed the amount of the Prime Contractor's claim.

       The Company denies liability on all of the claims of the Prime Contractor and its subcontractors and suppliers and, as stated above, believes it is entitled to recover from the Prime Contractor all damages incurred. To the extent that the Company owes any amounts to the Prime Contractor or any of its subcontractors or suppliers, the Company may have claims for reimbursement against certain of its other engineers, vendors, or consultants on the project.

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

       No matters were voted upon during the fourth quarter of 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders.

       The name of each executive officer of the Company, age as of February 1, 1998 and position(s) and office(s) and all other positions and offices held by each executive officer are as follows:
                                                                   ASSUMED
                                                                   PRESENT
                                                                  EXECUTIVE
NAME                       AGE   POSITIONS                        POSITION
----                       ---   ---------                        ---------
Thomas B. Boklund          58    Chairman of the                  July 1985
                                 Board of Directors and
                                 Chief Executive Officer

Joe E. Corvin              53    President and                    December 1996
                                 Chief Operating Officer

L. Ray Adams               47    Vice President of Finance        March 1991
                                 and Chief Financial Officer

Christopher D. Cassard     44    Corporate Controller             February 1996

Richard J. Kasten          53    Vice President of                February 1992
                                 International Sales

LaNelle F. Lee             60    Vice President of                April 1996
                                 Administration and Secretary


Steven M. Rowan            52    Vice President of                February 1992
                                 Materials and Transportation

Jeff S. Stewart            36    Treasurer                        February 1996


       Each of the executive officers named above has been employed by the Company in an executive or managerial role for at least five years.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND
             RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded on the New York Stock Exchange. At December 31, 1997, the number of common stockholders of record was 729. Information on quarterly dividends and common stock prices is shown on page 21 and incorporated herein by reference.

      The indenture under which the Company's 11% First Mortgage Notes due 2003 were issued contains restrictions on the payment of common stock dividends. (See
Note 7 to the Consolidated Financial Statements.) At December 31, 1997, $18.9 million was available for the payment of common stock dividends under these restrictions.


ITEM 6.      SELECTED FINANCIAL DATA

                                                                   YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------------------
                                                 1997          1996            1995           1994           1993
                                          -----------     -----------      ----------      ----------      ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE, TON AND PER TON AMOUNTS)

INCOME STATEMENT DATA:
Sales                                     $   768,558     $   772,815     $   710,971     $   838,268     $   679,823
Cost of sales                                 679,170         670,819         638,413         761,335         608,236
Provision for rolling mill closures                --              --              --          22,134              --
Selling, general and administrative
     expenses                                  51,749          44,857          43,121          50,052          41,447
Profit participation and ESOP
     contribution                               7,157           7,844           5,418           3,074           5,280
                                          -----------     -----------     -----------     -----------     -----------
     Operating income                          30,482          49,295          24,019           1,673          24,860
Other expense, net                             (5,967)        (12,937)         (8,685)         (1,579)         (3,421)
Settlement of litigation                           --              --              --              --           2,750
Minority interests                             (5,898)         (1,204)            862          (3,373)         (1,996)
Income tax benefit (expense)                   (6,662)        (11,407)         (3,762)          2,941          (7,388)
                                          -----------     -----------     -----------     -----------     -----------
     Net income (loss)                    $    11,955     $    23,747     $    12,434     $      (338)    $    14,805
                                          ===========     ===========     ===========     ===========     ===========
COMMON STOCK INFORMATION:
Basic and diluted net income
     (loss) per share                            $.45           $1.02            $.62           $(.02)           $.75
Cash dividends declared per share                $.56            $.56            $.56            $.56            $.56
Weighted average common shares and
     common equivalents outstanding            26,292          23,333          20,016          19,973          19,822
BALANCE SHEET DATA (AT DECEMBER 31):
Working capital                           $   115,322     $   120,996     $   115,453     $   141,480     $   139,461
Total assets                                  986,620         913,355         805,266         665,733         549,670
Current liabilities                           147,496         114,729         121,327         117,986         116,322
Long-term debt                                367,473         330,993         312,679         187,935          76,487
Total stockholders' equity                    349,007         353,041         266,790         263,477         275,242
OTHER DATA:
Depreciation and amortization             $    28,642     $    29,025     $    24,964     $    22,012     $    21,375
Capital expenditures                      $    81,670     $   156,538     $   176,885     $   128,237     $    40,905
Total tonnage sold:
    Oregon Steel Division                     567,000         607,600         763,500         920,700         778,300
    RMSM Division                             907,600         893,200         640,200         765,600         624,700
                                          -----------     -----------     -----------     -----------     -----------
Total tonnage sold                          1,474,600       1,500,800       1,403,700       1,686,300       1,403,000
                                          ===========     ===========     ===========     ===========     ===========

Operating margin (1)                             4.0%            6.4%            3.4%            2.8%            3.7%
Operating income per ton sold (1)                 $21             $33             $17             $14             $18


-------------
(1) Excluding provision for rolling mill closures in 1994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; potential equipment malfunction, work stoppages, and plant construction and repair delays.

      The following table sets forth for the periods indicated the percentages of sales represented by selected income statement items and information regarding selected balance sheet data:


                                                              YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                         1997        1996        1995
                                                       -------      ------      ------
INCOME STATEMENT DATA:
   Sales                                                100.0%      100.0%      100.0%
   Cost of Sales                                         88.4        86.8        89.8
   Selling, general and administrative expenses           6.7         5.8         6.1
   ESOP and profit participation contribution              .9         1.0          .7
                                                        -----       -----       -----
      Operating income                                    4.0         6.4         3.4
   Interest and dividend income                            --          .1          .1
   Interest expense                                      (1.3)       (1.6)       (1.5)
   Other income, net                                       .5          --          .2
   Loss on termination of interest
      rate swap agreements                                 --         (.2)         --
   Minority interests                                     (.8)        (.1)         .1
                                                        -----       -----       -----
      Pretax income                                       2.4         4.6         2.3
   Income tax expense                                     (.8)       (1.5)        (.5)
                                                        -----       -----       -----
      Net income                                          1.6%        3.1%        1.8%
                                                        =====       =====       =====
BALANCE SHEET DATA (AT DECEMBER 31):
   Current ratio                                        1.8:1       2.1:1       2.0:1
   Long-term debt as a percent of capitalization         51.3%       48.4%       54.0%
   Net book value per share                            $13.58      $13.74      $13.74

   The following table sets forth by division, for the periods indicated, tonnage sold, revenues and average selling price per ton:


                                                       YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                              1997               1996             1995
                                             -------           -------          -------

TOTAL TONNAGE SOLD:
   Oregon Steel Division:
        Plate                                192,400           279,600          295,900
        Welded Pipe                          351,200           324,700          271,400
        Semifinished                          23,400             3,300          196,200
                                           ---------         ---------        ---------
          Total Oregon Steel Division        567,000           607,600          763,500
                                           ---------         ---------        ---------
   RMSM Division:
         Rail                                350,200           287,700          240,700
         Rod, Bar and Wire                   409,200           392,600          271,300
         Seamless Pipe                       120,200           151,200          116,100
         Semifinished                         28,000            61,700           12,100
                                           ---------         ---------        ---------
           Total RMSM Division               907,600           893,200          640,200
                                           ---------         ---------        ---------
           Total Company                   1,474,600         1,500,800        1,403,700
                                           =========         =========        =========
REVENUES (IN THOUSANDS):
   Oregon Steel Division                    $366,263          $379,119         $407,968
   RMSM Division                             402,295(1)        393,696          303,003(3)
                                          ----------       -----------       ----------
         Total                              $768,558(1)       $772,815         $710,971(3)
                                          ==========       ===========       ==========

AVERAGE SELLING PRICE PER TON:
   Oregon Steel Division                        $646              $624             $534
   RMSM Division                                $440(2)           $441             $467(4)
         Company Average                        $520(2)           $515             $504(4)

(1) Includes insurance proceeds of approximately $2.5 million as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing RMSM.

(2)  Excludes insurance proceeds referred to in Note (1) above.

(3) Includes insurance proceeds of approximately $4 million received in the second quarter of 1995 as reimbursement of lost profits resulting from lost production and start-up delays at the RMSM caused by an explosion that occurred during the third quarter of 1994.

(4)  Excludes insurance proceeds referred to in Note (3) above.


     The Company's long range strategic plan emphasizes providing stability for its operations through expanding its product offerings to minimize the impact of individual product cycles on the Company's overall performance and by entering into long-term strategic alliances. In pursuing these goals, the Company has sought alternatives to its reliance in 1991 and 1992 on the domestic market for large diameter pipe, the demand for which has declined significantly from levels experienced in those years.

     In an effort to decrease the Company's reliance on the domestic large diameter pipe market and provide additional end use for its steel plate, the Company acquired a 60 percent interest in the Camrose Pipe Mill in June 1992 from Stelco, a large Canadian steel producer, which owns the remaining 40 percent interest in the Camrose Pipe Mill. In 1995, 1996 and 1997, Camrose shipped 79,400, 114,300 and 188,600 tons, respectively, of steel pipe and generated revenues of $55.1 million, $78.5 million, and $132.6 million, respectively. During those years Stelco was a major supplier of steel plate and coil for the Camrose Pipe Mill.

     To expand the Company's steel product lines and enter new geographic areas, CF&I purchased the Pueblo Mill and related assets in March 1993. In 1995, 1996 and 1997 the Pueblo Mill shipped 640,200, 893,200, and 907,600 tons, respectively, and generated revenues of $303.0 million, $393.7 million and $402.3 million, respectively. In August 1994 New CF&I sold a 10 percent equity interest in New CF&I to a subsidiary of Nippon. In connection with that sale, Nippon agreed to license to the Company its proprietary technology for producing DHH rail under a separate equipment supply agreement. In November 1995 the Company sold a 3 percent equity interest in New CF&I to two companies of Nissho Iwai, a large Japanese trading company.

     The labor contract at the RMSM Division expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible contract, on October 3, 1997 the Union initiated a strike at the RMSM Division. See Part I "Business Labor Dispute". The RMSM Division began to ramp its operations back up in mid-October 1997 with management and replacement workers. Shipment levels and cost of operations were negatively impacted by reduced production levels and costs specifically related to the strike. Fourth quarter 1997 shipments at the RMSM Division were 123,900 tons with an average selling price of $431 per ton compared to shipments of 201,800 tons with an average selling price of $463 per ton in the fourth quarter of 1996. The decrease in average selling price for the fourth quarter of 1997 is due primarily to a shift in product mix. The division had reduced production and shipments of rail and seamless pipe as a result of the strike. In addition, the Company sold its wire producing assets in the second quarter of 1997. Rail, seamless pipe and wire products generally have higher selling prices per ton than other finished products sold by the division. At the end of December the Pueblo Mill was operating at 65 percent of capacity and is expected to reach full production during the first half of 1998. As a result of successfully resuming operations with a replacement workforce, the Company believes it can return to full production with fewer workers than before the strike.

     During the fourth quarter of 1997, the Oregon Steel Division shipped 146,800 tons with an average selling price of $616 per ton compared to shipments of 175,700 tons with an average selling price of $638 per ton during the fourth quarter of 1996. Shipments for the fourth quarter of 1997 were negatively impacted by reduced plate manufactured at the division's Portland Mill. The Company shut down its old plate rolling mill in September of 1997 and shifted all plate production to the Combination Mill. The Combination Mill experienced delays during October and November which significantly reduced the Portland Mill's production. The division shut down the Combination Mill for twelve days in December to make engineering design changes. The delays and outage resulted in reduced plate volumes and increased production costs during the fourth quarter of 1997. The division's 3.4 percent decrease in average sales price for the fourth quarter of 1997 compared to the fourth quarter of 1996 is primarily due to product mix changes which included a higher percentage of semi-finished product and non-prime plate products. The division sold 23,300 tons of semi-finished product during the fourth quarter of 1997 compared to no sales in the fourth quarter of 1996. Semi-finished products have a significantly lower sales price than the division's plate and pipe products.

     Company sales in the fourth quarter of 1997 of $143.9 million decreased
30.0 percent from sales of $205.6 million in the fourth quarter of 1996. Company shipments decreased 28.3 percent to 270,700 tons in the fourth quarter of 1997 from 377,500 tons in the fourth quarter of 1996. The Company's sales and shipments for the nine month period ended September 30, 1997 were $624.5 million and 1.2 million tons, respectively, compared to $567.2 million and 1.1 million tons, respectively, for the comparable 1996 period. The Company's average selling price in the fourth quarter of 1997 was $532 per ton versus $545 per ton in the fourth quarter of 1996. As discussed above, the decrease in sales and shipments for the fourth quarter of 1997 was primarily due to the strike at the RMSM Division and the start-up of the Combination Mill. The lower average selling price in the fourth quarter of 1997 is primarily due to a shift in product mix compared to the fourth quarter of 1996. During the fourth quarter of 1997, the Company had increased shipments of semi-finished products and non-prime plate products as a percentage of overall plate shipments and decreased shipments of rail and seamless pipe products. The shift in product mix was primarily due to the strike at the RMSM Division and the start-up of the Combination Mill.

     Gross profits as a percentage of sales for the fourth quarter of 1997 were a negative 4 percent compared to a positive 12 percent for the fourth quarter of 1996. Gross profit margin for the nine month periods ended September 30, 1997 and September 30, 1996 were 15.3 and 13.6 percent respectively. As noted above, gross profit margin for the fourth quarter of 1997 was negatively impacted by the strike at the RMSM Division and the startup of the Combination Mill which resulted in lower production and sales volume, a less profitable product mix and higher costs.

COMPARISON OF 1997 TO 1996

     SALES. Sales in 1997 of $768.6 million decreased 0.6 percent from sales of $772.8 million in 1996. Shipments decreased 1.7 percent to 1.47 million tons in 1997 from 1.50 million tons in 1996. Average selling prices in 1997 were $520 per ton versus $515 per ton in 1996. Of the $4.3 million sales decrease, $13.5 million was the result of volume decrease offset by $6.7 million resulting from higher average selling prices and $2.5 million of 1997 insurance proceeds.

     The decrease in sales and shipments was primarily due to decreased shipments of plate product by the Oregon Steel Division and decreased shipments of seamless pipe and semifinished products by the RMSM Division, offset in part by increased shipments of rail and rod products by the RMSM Division. Plate shipments declined primarily due to the start-up of the Combination Mill at the Portland Mill. As noted above, shipments at the RMSM Division were negatively impacted by the labor dispute during the fourth quarter of 1997. The higher average selling price in 1997 was due to increased shipments of welded pipe and higher selling prices for pipe products, partially offset by increased shipments of rod, which have a generally lower selling price per ton than the other finished products sold by the Company.

     GROSS PROFITS. Gross profits as a percentage of sales for 1997 were 11.6 percent compared to 13.2 percent for 1996. Gross profit margins were negatively impacted by reduced shipments of plate products and increased manufacturing costs at the Portland Mill due to the start-up of the Combination Mill. Gross profit was positively impacted by increased rail shipments and higher seamless pipe prices at the RMSM Division. In spite of the labor dispute, gross profit was also positively impacted by lower costs at the RMSM Division due to increased steel production and improved operating efficiencies.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses for 1997 increased $6.9 million or 15.4 percent compared to 1996 and increased as a percent of revenues from 5.8 percent in 1996 to 6.7 percent in 1997. The increase was primarily due to increased costs associated with the labor dispute at RMSM.

     CONTRIBUTION TO ESOP AND PROFIT PARTICIPATION. There was a $1.5 million contribution to the ESOP in 1997 compared to no contribution in 1996. Profit participation plan expense was $5.7 million in 1997 compared to $7.8 million in 1996. The decrease in 1997 profit participation reflects the decreased profitability compared to 1996 of the Oregon Steel Division.

     INTEREST AND DIVIDEND INCOME. Interest and dividend income on investments was $406,000 in 1997 compared with $520,000 in 1996.

     INTEREST EXPENSE. Total interest cost for 1997 was $38.0 million, an increase of $4.8 million compared to 1996. The higher interest cost is primarily the result of additional debt incurred to fund the capital improvement program, combined with higher interest rates. Of the $38.0 million of interest cost, $27.8 million was capitalized as part of construction in progress.

     INCOME TAX EXPENSE. The Company's effective income tax rate for state and federal taxes was 35.8 percent for 1997 compared to a 32.4 percent for 1996. The effective income tax rate for both periods varied from the combined state and federal statutory rate due to earned state tax credits and deductible dividends paid on stock held by the ESOP and paid to ESOP participants.

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

     The increases in sales and shipments was primarily the result of increased shipments of rail, seamless pipe, rod and bar, and semifinished products by the RMSM Division and welded pipe products by the Oregon Steel Division, offset in part by decreased semifinished product shipments by the Oregon Steel Division. Shipments increased at the RMSM Division due to increased production resulting from the completion of the capital improvement program. Welded pipe shipments increased at the Napa Pipe Mill to 210,500 tons in 1996 versus 192,000 tons in 1995 and at the Camrose Pipe Mill to 114,300 tons in 1996 versus 79,400 tons in 1995. The higher average selling price in 1996 was due to a combination of increased shipments of welded and seamless pipe, higher selling prices for plate and seamless pipe products and reduced shipments of semifinished products, partially offset by increased shipments of rod and bar, which have a generally lower selling price per ton than the other finished products sold by the Company.

     GROSS PROFITS. Gross profits as a percentage of sales for 1996 were 13.2 percent compared to 10.2 percent for 1995. Gross profit margins were positively impacted by increased selling prices of plate and seamless pipe products, improved product mix and lower manufacturing costs of producing plate and welded pipe at the Oregon Steel Division. Gross profit was negatively impacted by higher costs and reduced shipments at RMSM due to an outage of the ladle refining furnace during June 1996 as a result of a mechanical failure and by the loss of the use of one of the two main transformers that supply electricity to the melt shop at RMSM during the fourth quarter of 1996. As a result, steel production volume was significantly affected, limiting availability of steel to the finishing mills, particularly the rod and bar mill. The outages resulted in low operating efficiencies, increased costs and lost sales opportunities. The Company estimated that the transformer outage negatively affected operating income by approximately $2 million, net of insurance proceeds.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses for 1996 increased $1.7 million or 4.0 percent compared to 1995 but decreased as a percent of revenues from 6.1 percent in 1995 to 5.8 percent in 1996. The percentage decrease was primarily due to cost controls and increased sales in 1996.

     CONTRIBUTION TO ESOP AND PROFIT PARTICIPATION. There was no contribution to the ESOP in 1996 and 1995. Profit participation plan expense was $7.8 million in 1996 compared to $5.4 million in 1995. The increase in 1996 profit participation reflects the increased profitability as compared to 1995 at the Oregon Steel Division.

     INTEREST EXPENSE. Total interest cost for 1996 was $33.2 million, an increase of $10.7 million compared to 1995. This increase was related to interest cost incurred on debt issued to reduce bank borrowings and to fund the capital improvement program at the Oregon Steel and RMSM Divisions. Of the $33.2 million of interest, $20.7 million was capitalized as part of construction in progress.

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

LIQUIDITY AND CAPITAL RESOURCES

      Cash flow from 1997 operations was $52.1 million compared to $80.9 million in 1996. The major items affecting the $28.8 million decrease were decreased net income ($11.8 million), an increase in inventories versus a decrease in 1996 ($49.3 million), and an increase in other current assets ($8.3 million). These cash decreases were partially offset by a reduction in accounts receivable versus an increase in 1996 ($18.4 million) and an increase in accounts payable and accrued expenses ($19.3 million).

      Net working capital at December 31, 1997 decreased $5.7 million compared to December 31, 1996 reflecting a $27.1 million increase in current assets and a $32.8 million increase in current liabilities. Accounts payable increased from $75.4 million at the end of 1996 to $97.9 million at December 31, 1997. The increase was primarily due to increased book overdrafts at December 31, 1997 compared to December 31, 1996.

     The Company has outstanding $235 million principal amount of 11% First Mortgage Notes due 2003. The Notes are guaranteed by New CF&I and RMSM ("Guarantors"). The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company and the Guarantors. The collateral for the Notes and the guarantees does not include, among other things, inventory and accounts receivable and the assets of Camrose. The indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined.

     The Company maintains a $125 million revolving bank credit facility ("Amended Credit Agreement"), which expires June 11, 1999, and may be drawn upon based on the Company's accounts receivable and inventory balances, exept those of Camrose. At December 31, 1997,

$88.8 million was outstanding under the Amended Credit Agreement. At the Company's election, interest on the Amended Credit Agreement is based on (1) the London Interbank Offering Rate ("LIBOR"), (2) the prime rate or (3) the federal funds rate, plus a margin determined by the Company's leverage ratio. The annual commitment fees are .5 percent of the unused portion of the Amended Credit Agreement. The Amended Credit Agreement is collateralized by substantially all of the Company's consolidated inventory and accounts receivable, except those of Camrose. Amounts outstanding under the Amended Credit Agreement are guaranteed by the Guarantors. The Amended Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio. The Amended Credit Agreement has been amended to, among other things, modify the interest coverage ratio due to lower than anticipated earnings and higher than anticipated borrowings.

      Term debt of $67.5 million was incurred by CF&I Steel, L.P. as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent. As of December 31, 1997, the outstanding balance on the debt was $45.6 million, of which $38.2 million was classified as long-term.

      Camrose maintains a $15 million (Canadian dollars) revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose and borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. The facility expires on December 30, 1999. Depending on Camrose's election at the time of borrowing, interest is payable based on (1) the bank's Canadian dollar prime rate, (2) the bank's U.S. dollar prime rate or
(3) LIBOR. Annual commitment fees are .25 percent of the unused portion of this facility. As of December 31, 1997, Camrose had $5.5 million outstanding under the facility.

      The Company has uncollateralized and uncommitted revolving lines of credit with two banks which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At December 31, 1997, $5.4 million was restricted under outstanding letters of credit.

      During 1997 the Company expended approximately $34.3 million (exclusive of capitalized interest) on the Combination Mill, $12.4 million (exclusive of capitalized interest) on capital projects at the Pueblo Mill, and $7.2 million on other capital projects. The Company has budgeted approximately $50 million for capital expenditures in 1998 at its manufacturing facilities for upgrade projects to the present facilities and equipment.

      The Company believes that its anticipated needs for working capital and capital expenditures through 1998 will be met from funds generated by operations and borrowings pursuant to the Company's Amended Credit Agreement.

      YEAR 2000 ISSUES. As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. The Company has made and will continue to make certain investments in its information systems and software applications to ensure the Company is Year 2000 compliant. Such work has not had, and is not anticipated to have, a material effect on the financial position of the Company.

      IMPACT OF INFLATION. Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                         QUARTERLY FINANCIAL DATA - UNAUDITED


                                                  1997                                     1996
                               -------------------------------------     -------------------------------------
                                 4TH        3RD       2ND       1ST       4TH         3RD       2ND       1ST
                               -------    ------    ------    ------     -----       ------    ------      ---
                                                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)



Sales                          $143.9     $213.6    $204.4    $206.7    $205.6       $187.7    $174.1    $205.5
Operating income (loss)         (21.9)      20.0      16.6      15.8      11.2(1)      12.8       9.9      15.3
Net income (loss)               (13.7)      10.4       8.2       7.1       6.7          6.4       4.1       6.5
Basic and diluted
   net income per share         $(.53)      $.40      $.31      $.27      $.26         $.24      $.20      $.33
Dividends declared per
   common share                  $.14       $.14      $.14      $.14      $.14         $.14      $.14      $.14
Common stock price range:
   High                       $29-1/4    $28-15/16 $22-1/2   $18-7/8   $17-3/4      $15-7/8    16-7/8    15-3/8
   Low                            $17    $19-1/2   $15-3/4   $15-1/8   $14-5/8      $12-3/4    12-1/2    13-3/4
Average shares
    outstanding                  26.3       26.3      26.3      26.3      26.3         26.3      20.8      20.0


(1) Includes approximately $1 million write-down of older plant and equipment held for sale approximately $2.5 million of net negative adjustments primarily related to inventory, and approximately $2 million, net of insurance proceeds, related to the transformer outage at the Pueblo Mill in 1996.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Oregon Steel Mills, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Oregon Steel Mills, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Portland, Oregon
February 27, 1998

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Directors of
Oregon Steel Mills, Inc.

     We have audited the accompanying balance sheet of Oregon Steel Mills, Inc. and Subsidiaries as of December 31, 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1995. In addition, we have audited the 1995 financial statement schedule of Oregon Steel Mills, Inc. and Subsidiaries as listed in Item 14(a)(ii) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oregon Steel Mills, Inc. and Subsidiaries as of December 31, 1995, and their consolidated results of operations and their cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND, L.L.P.
Portland, Oregon
January 19, 1996



                                                      OREGON STEEL MILLS, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                         ASSETS

                                                                                     DECEMBER  31,
                                                                         -----------------------------------
                                                                            1997         1996         1995
                                                                         ---------    ---------    ---------

Current assets:
   Cash and cash equivalents                                             $     570    $     739     $    644
   Trade accounts receivable, less allowance
       for doubtful accounts of $1,374,
       $2,735 and $1,905                                                    83,219       91,480       80,520
   Inventories                                                             148,548      120,636      141,310
   Deferred tax asset                                                       17,262       17,084        9,461
   Other                                                                    13,219        5,786        4,845
                                                                         ---------    ---------     --------
       Total current assets                                                262,818      235,725      236,780
                                                                         ---------    ---------     --------
Property, plant and equipment:
   Land and improvements                                                    28,782       29,577       28,471
   Buildings                                                                46,805       37,617       37,126
   Machinery and equipment                                                 422,179      426,912      376,217
   Construction in progress                                                329,198      255,558      171,487
                                                                         ---------    ---------     --------
                                                                           826,964      749,664      613,301
   Accumulated depreciation                                               (166,485)    (145,096)    (118,147)
                                                                         ---------    ---------     --------
                                                                           660,479      604,568      495,154
                                                                         ---------    ---------     --------
Cost in excess of net assets acquired, net                                  36,590       37,398       41,555
Other assets                                                                26,733       35,664       31,777
                                                                         ---------    ---------     --------
                                                                         $ 986,620    $ 913,355     $805,266
                                                                         =========    =========     ========
                                                      LIABILITIES
Current liabilities:
   Current portion of long-term debt                                     $   7,373    $   6,574     $  4,576
   Accounts payable                                                         97,860       75,428       85,360
   Accrued expenses                                                         42,263       32,727       31,391
                                                                         ---------    ---------     --------
       Total current liabilities                                           147,496      114,729      121,327
Long-term debt                                                             367,473      330,993      312,679
Deferred employee benefits                                                  21,018       18,262       17,044
Environmental liability                                                     34,801       35,103       36,331
Deferred income taxes                                                       31,641       24,365       15,470
                                                                         ---------    ---------     --------
                                                                           602,429      523,452      502,851
                                                                         ---------    ---------     --------
Minority interests                                                          35,184       36,862       35,625
                                                                         ---------    ---------     --------
Contingencies (Note 12)
                                                  STOCKHOLDERS' EQUITY
Capital stock:
   Preferred stock, par value $.01 per share;
      1,000 shares authorized; none issued
   Common stock, par value $.01 per share;
      30,000 shares authorized; 25,693, 25,693,
      and 19,422 shares issued and outstanding
Additional paid-in capital                                                     257          257          194
Retained earnings                                                          226,085      226,085      150,826
Cumulative foreign currency translation                                    127,984      130,417      119,302
   adjustment                                                               (5,319)      (3,718)      (3,532)
                                                                         ---------    ---------     --------
                                                                           349,007      353,041      266,790
                                                                         ---------    ---------     --------
                                                                         $ 986,620    $ 913,355     $805,266
                                                                         =========    =========     ========

                        The accompanying notes are an integral part of the consolidated financial statements.


                                      OREGON STEEL MILLS, INC.
                                  CONSOLIDATED STATEMENTS OF INCOME
                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                            1997         1996        1995
                                                         ---------    ---------    ---------

Sales                                                    $ 768,558    $ 772,815    $ 710,971
                                                         ---------    ---------    ---------
Costs and expenses:
     Cost of sales                                         679,170      670,819      638,413
     Selling, general and administrative                    51,749       44,857       43,123
     Contributions to employee stock ownership plan          1,501           --           --
     Profit participation                                    5,656        7,844        5,416
                                                         ---------    ---------    ---------
                                                           738,076      723,520      686,952
                                                         ---------    ---------    ---------
          Operating income                                  30,482       49,295       24,019
Other income (expense):
     Interest and dividend income                              406          520          557
     Interest expense                                      (10,216)     (12,479)     (10,307)
     Loss on termination of interest rate swap
           agreements (Note 15)                                 --       (1,232)          --
     Minority interests                                     (5,898)      (1,204)         862
     Other, net                                              3,843          254        1,065
                                                         ---------    ---------    ---------
          Income before income taxes                        18,617       35,154       16,196
Income tax expense                                          (6,662)     (11,407)      (3,762)
                                                         ---------    ---------    ---------
          Net income                                     $  11,955    $  23,747    $  12,434
                                                         =========    =========    =========

Basic and diluted net income per share                        $.45        $1.02         $.62
                                                         =========    =========    =========





                        The accompanying notes are an integral part of the consolidated financial statements.

                                       25




                                                                  OREGON STEEL MILLS, INC.
                                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                                      CUMULATIVE
                                                                                                       FOREIGN
                                                                      ADDITIONAL                       CURRENCY
                                             COMMON STOCK              PAID-IN         RETAINED      TRANSLATION
                                         -------------------
                                          SHARES      AMOUNT           CAPITAL         EARNINGS      ADJUSTMENT           TOTAL
                                         -------    --------          ---------        --------      -----------        --------

Balances, December 31, 1994               19,377        $194           $150,090        $117,739          $(4,546)       $263,477
Net income                                                                               12,434                           12,434
Issuance to employee stock
   ownership plan                             45                            736                                              736
Foreign currency
   translation adjustment                                                                                  1,014            1,014
Dividends paid ($.56 per share)                                                         (10,871)                          (10,871)
                                         -------     -------           --------        --------          -------         --------

Balances, December 31, 1995               19,422         194            150,826         119,302           (3,532)         266,790
Net income                                                                               23,747                            23,747
Issuance of common stock                   6,271          63             75,259                                            75,322
Foreign currency
   translation adjustment                                                                                   (186)            (186)
Dividends paid ($.56 per share)                                                         (12,632)                          (12,632)
                                        --------     -------           --------        --------          -------         --------

Balances, December 31, 1996               25,693         257            226,085         130,417           (3,718)         353,041
Net income                                                                               11,955                            11,955
Foreign currency
   translation adjustment                                                                                 (1,601)          (1,601)
Dividends paid ($.56 per share)                                                         (14,388)                          (14,388)
                                        --------     -------           --------        --------          -------         --------

Balances, December 31, 1997               25,693        $257           $226,085        $127,984          $(5,319)        $349,007
                                        ========     =======           ========        ========          =======         ========





              The accompanying notes are an integral part of the consolidated financial statements.




                                              OREGON STEEL MILLS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)

                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                             -----------------------------------
                                                                                 1997        1996         1995
                                                                             ---------    ---------    ---------

Cash flows from operating activities:
   Net income                                                                $  11,955    $  23,747    $  12,434
   Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                                         28,642       29,025       24,964
          Deferred income taxes                                                  7,276        9,030        3,583
          Accruals for contribution of common stock to
                 employee stock ownership plan                                   1,501           --           --
          Gain on disposal of property, plant and equipment                     (7,833)        (551)        (372)
          Minority interests' share of income                                    5,898        1,239         (755)
          Other, net                                                             8,480        6,829          392
          Changes in current assets and liabilities:
                 Trade accounts receivable                                       7,404      (11,030)         (39)
                 Inventories                                                   (28,723)      20,597       14,989
                 Deferred tax asset                                               (177)      (7,623)      (3,686)
                 Accounts payable and accrued expenses                          25,234        6,599         (712)
                 Other                                                          (7,553)       2,996        2,818
                                                                             ---------    ---------    ---------
      NET CASH PROVIDED BY
         OPERATING ACTIVITIES                                                   52,104       80,858       53,616
                                                                             ---------    ---------    ---------
Cash flows from investing activities:
      Additions to property, plant and equipment                               (81,670)    (156,538)    (176,885)
      Proceeds from disposal of property, plant and equipment                   14,913          666          850
      Other, net                                                                (1,065)         162         (226)
                                                                             ---------    ---------    ---------
      NET CASH USED BY INVESTING ACTIVITIES                                    (67,822)    (155,710)    (176,261)
                                                                             ---------    ---------    ---------
Cash flows from financing activities:
      Net borrowings under Canadian bank
         revolving loan facility                                                  (291)        (911)       3,443
      Proceeds from long-term bank debt                                        424,877      264,300      330,600
      Payments on bank and other long-term debt                               (387,307)    (478,052)    (210,130)
      Net proceeds from issuance of 11% First Mortgage Notes                        --      226,942           --
      Net proceeds from issuance of common stock                                    --       75,322           --
      Dividends paid                                                           (14,388)     (12,632)     (10,871)
      Proceeds from sale of subsidiary common stock (Note 14)                       --           --        5,040
      Minority share of subsidiary's distribution                               (7,187)          --           --
                                                                             ---------    ---------    ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                 15,704       74,969      118,082
                                                                             ---------    ---------    ---------
Effects of foreign currency exchange rate changes on cash                         (155)         (22)         168
                                                                             ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                              (169)          95       (4,395)
Cash and cash equivalents at beginning of year                                     739          644        5,039
                                                                             ---------    ---------    ---------
Cash and cash equivalents at end of year                                     $     570    $     739    $     644
                                                                             =========    =========    =========
Supplemental disclosures of cash flow information:
      Cash paid for:
         Interest                                                            $  35,399    $  32,347    $  20,087
         Income taxes                                                        $   7,237    $   8,659    $   1,966

      See Note 5 for additional supplemental cash flow disclosures.

                              The accompanying notes are an integral part of the consolidated financial statements.


                            OREGON STEEL MILLS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF OPERATIONS

    Oregon Steel Mills, Inc. and subsidiaries ("Company") manufactures various specialty and commodity steel products with operations in the United States and Canada. The principal markets for the Company's products are steel service centers, steel fabricators, railroads, oil and gas producers and distributors and other industrial concerns. The Company's products are primarily marketed in the United States west of the Mississippi River and western Canada. The Company also markets products outside North America.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include all wholly-owned and majority-owned subsidiaries. Affiliates which are 20 percent to 50 percent owned are accounted for using the equity method. Material wholly-owned and majority-owned subsidiaries of the Company are Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), and 87 percent owned New CF&I, Inc. ("New CF&I") which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") (dba Rocky Mountain Steel Mills). On October 1, 1997, the Company purchased the remaining 4.8 percent interest in CF&I not owned by New CF&I. All significant intercompany transactions and account balances have been eliminated.

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

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost, including capitalized interest during construction of $27.8 million, $20.7 million and $12.2 million in 1997, 1996 and 1995, respectively. Depreciation is determined using principally the straight-line method and the units of production method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in income.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

    The costs in excess of net assets acquired by CF&I and Camrose are being amortized on a straight-line basis over 40 years. Accumulated amortization was $4.9 million, $3.9 million and $2.9 million in 1997, 1996 and 1995, respectively. The carrying value of costs in excess of net assets acquired will be reviewed and adjusted if the facts and circumstances suggest that they may be impaired.

INTEREST RATE SWAP AGREEMENTS

    The Company has entered into interest rate swap agreements as a means of managing its interest rate exposure. These agreements have the effect of converting a portion of the Company's variable rate obligations to fixed rate obligations. Net amounts paid or received are reflected as adjustments to interest expense.

TAXES ON INCOME

    Deferred income taxes reflect the differences between the financial reporting and tax bases of assets and liabilities at year end based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises.

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities subject to foreign currency fluctuations are translated at the period-end rate of exchange with related unrealized gains or losses on the balance sheet date reflected in stockholders' equity. Income and expenses are translated at the average exchange rate for the period.

NET INCOME PER SHARE

    Basic and diluted net income per share was as follows at December 31:

                                                    1997       1996       1995
                                                  -------   --------   --------
                                                           (IN THOUSANDS,
                                                     EXCEPT PER SHARE AMOUNTS)
Weighted average number of common
     shares outstanding                            25,694     22,735     19,418
Shares of common stock to be issued March 2003        598        598        598
                                                  -------    -------    -------
                                                   26,292     23,333     20,016
                                                  =======    =======    =======
Net income                                        $11,955    $23,747    $12,434
                                                  =======    =======    =======
Basic and diluted net income per share               $.45      $1.02       $.62
                                                  =======    =======    =======


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

3.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one business segment in two geographical locations, the United States and Canada.

     Geographical area information is as follows:

                                              1997         1996         1995
                                            --------     --------     --------
                                                      (IN THOUSANDS)
SALES TO UNAFFILIATED CUSTOMERS
     United States........................  $635,989     $694,364     $655,822
     Canada...............................   132,569       78,451       55,149
                                            --------     --------     --------
                                            $768,558     $772,815     $710,971
                                            ========     ========     ========
OPERATING INCOME (LOSS) BY
     GEOGRAPHIC LOCATION
     United States........................  $ 14,148     $ 43,101     $ 24,176
     Canada ..............................    16,334        6,194         (157)
                                            --------     --------     --------
                                            $ 30,482     $ 49,295     $ 24,019
                                            ========     ========     ========

INCOME (LOSS) BEFORE INCOME TAXES
     BY GEOGRAPHIC LOCATION
     United States........................  $  2,179     $ 28,825     $ 16,454
     Canada...............................    16,438        6,329         (258)
                                            --------     --------     --------
                                            $ 18,617     $ 35,154     $ 16,196
                                            ========     ========     ========

IDENTIFIABLE ASSETS BY GEOGRAPHIC AREAS
     United States........................  $927,430     $863,773     $763,844
     Canada...............................    59,190       49,582       41,422
                                            --------     --------     --------
                                            $986,620     $913,355     $805,266
                                            ========     ========     ========

     Product transfers from the United States locations to the Canadian location amounted to $7.5 million, $477,000 and $1.3 million in 1997, 1996 and 1995, respectively. These inter-area sales are at prices which approximate prices charged to unaffiliated customers and have been eliminated from consolidated sales. Export sales from the Company's United States operations were less than 10 percent of total sales in 1997 and 1996. Export sales in 1995 were as follows:


                                                                 (IN THOUSANDS)

Far East....................................................        $34,514
Other.......................................................         39,870
                                                                    -------
                                                                    $74,384
                                                                    =======

4.  INVENTORIES

     Inventories were as follows as of December 31:

                                       1997               1996          1995
                                    ---------           --------      --------
                                                     (IN THOUSANDS)

Raw materials                        $ 25,197           $ 24,916      $ 31,520
Semifinished product                   65,545             45,767        51,770
Finished product                       31,105             25,046        38,111
Stores and operating supplies          26,701             24,907        19,909
                                     --------           --------      --------
     Total inventory                 $148,548           $120,636      $141,310
                                     ========           ========      ========





5.  SUPPLEMENTAL CASH FLOW INFORMATION

     During 1997, 1996, and 1995, the Company acquired property, plant and equipment for $16.2 million, $8.9 million and $27.4 million, respectively, which was included in accounts payable and accrued expenses at the respective year ends.

     The Company has recorded as a change to stockholders' equity the issuance of common stock to the employee stock ownership plan in 1995 and foreign currency translation adjustments annually, which are noncash transactions.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable include book overdrafts of $12.0 million and $9.6 million at December 31, 1997 and 1995, respectively, and retainage from construction projects of $13.2 million, $12.5 million and $9.6 million at December 31, 1997, 1996 and 1995, respectively.

     Accrued expenses include accrued vacation of $6.7 million, $6.5 million and $6.4 million at December 31, 1997, 1996 and 1995, respectively.

7.  DEBT AND FINANCING ARRANGEMENTS

     Debt balances were as follows as of December 31:

                                                1997         1996        1995
                                              --------     --------    --------
                                                        (IN THOUSANDS)
11% First Mortgage Notes due 2003             $235,000     $235,000    $      -
Bank term loan                                       -            -     196,900
Bank revolving loan                             88,800       45,500      58,400
CF&I acquisition term loan                      45,559       51,290      55,242
Camrose bank revolving loan                      5,487        5,777       6,713
                                              --------     --------    --------
     Total long-term debt                      374,846      337,567     317,255
Less current maturities                          7,373        6,574       4,576
                                              --------     --------    --------
     Non-current maturity of long-term debt   $367,473     $330,993    $312,679
                                              ========     ========    ========

    The Company has outstanding $235 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. The Notes are guaranteed by New CF&I and CF&I ("Guarantors"). The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company (exclusive of Camrose) and the Guarantors. The collateral for the Notes and the guarantees does not include, among other things, inventory and accounts receivable. The indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, $18.9 million was available for cash dividends at December 31, 1997.

    The Company maintains a $125 million revolving bank credit facility ("Amended Credit Agreement"), which expires on June 11, 1999, and may be drawn upon based on the Company's accounts receivable and inventory balances, except those of Camrose. At the Company's election, interest on the Amended Credit Agreement is based on (1) the London Interbank Offering Rate ("LIBOR"), (2) the prime rate or (3) the federal funds rate, plus a margin determined by the Company's leverage ratio. As of December 31, 1997, the average interest rate on borrowings under the Amended Credit Agreement was 7.7 percent. Annual commitment fees are .5 percent of the unused portions of the Amended Credit Agreement.
The Amended Credit Agreement is collateralized by substantially all of the Company's consolidated inventory and accounts receivable, except those of Camrose. Amounts outstanding under the Amended Credit Agreement are guaranteed by the Guarantors. The Amended Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio. The Amended Credit Agreement has been amended to, among other things, modify the interest coverage ratio due to lower than anticipated earnings and higher than anticipated borrowings on the Amended Credit Agreement.

    Term debt of $67.5 million was incurred by CF&I as part of the purchase price of certain assets of CF&I Steel Corporation on March 3, 1993. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent.

    Camrose maintains a $15 million (Canadian dollars) revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. The facility expires on December 30, 1999. Depending on Camrose's election at the time of borrowing, interest is payable based on (1) the bank's Canadian dollar prime rate, (2) the bank's U.S. dollar prime rate, or
(3) LIBOR. As of December 31, 1997, the interest rate of this facility was 6.0 percent. Annual commitment fees are .25 percent of the unused portion of this facility.

    As of December 31, 1997, principal payments on long-term debt are due as follows (in thousands):

1998                                                               $  7,373
1999                                                                101,451
2000                                                                  7,861
2001                                                                  8,625
2002                                                                  9,464
Balance due in installments through 2003                            240,072
                                                                   --------
                                                                   $374,846
                                                                   ========

     The Company has uncollateralized and uncommitted revolving lines of credit with two banks which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At December 31, 1997, $5.4 million was restricted under outstanding letters of credit.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows as of December 31 (in thousands):

                                                 1997                          1996                           1995
                                      ---------------------------     ------------------------     ---------------------------
                                        CARRYING        FAIR           CARRYING       FAIR          CARRYING        FAIR
                                         AMOUNT        VALUE            AMOUNT        VALUE           AMOUNT        VALUE
                                      ------------- -------------     ------------  ----------     ----------- ---------------

Cash and cash equivalents              $     570      $     570       $     739      $     739     $     644       $     644
Long-term debt, including
     current portion                     374,846        393,407         337,567        351,011       317,255         314,607
Interest rate swap agreements                  -            (96)              -           (590)            -          (3,697)

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

 9.  INCOME TAXES

     The income tax expense consists of the following:


                                1997               1996                 1995
                              -------            --------             --------
                                              (IN THOUSANDS)
Current:
     Federal                  $   547            $ (9,750)            $(2,549)
     State                        (99)               (361)               (125)
     Foreign                      (11)                (25)                (30)
                              -------            --------             -------
                                  437             (10,136)             (2,704)
                              -------            --------             -------
Deferred:
     Federal                   (4,498)             (2,174)             (3,324)
     State                       (343)                541               1,778
     Foreign                   (2,258)                362                 488
                              -------            --------             -------
                               (7,099)             (1,271)             (1,058)
                              -------            --------             -------
Income tax expense            $(6,662)           $(11,407)            $(3,762)
                              =======            ========             =======

     The components of the net deferred tax assets and liabilities as of December 31 were as follows:



                                                    1997       1996       1995
                                                  ------    -------     -------
                                                          (IN THOUSANDS)
Net current deferred tax asset:
     Assets
          Inventories                            $ 4,531     $ 3,143    $ 3,230
          Accrued expenses                         9,053       6,345      4,511
          Accounts receivable                        576       1,024        775
          Deferred sales revenue                       -       2,236          -
          Foreign tax credit                       2,886           -          -
          Net operating loss carryforward          2,380           -          -
          State tax credits                            -         100        100
          Provision for rolling mill closures      2,928       5,594      2,639
                                                 -------     -------    -------
                                                  22,354      18,442     11,255

     Liabilities
          Other                                    5,092       1,358      1,794
                                                 -------     -------    -------
Net current deferred tax asset                   $17,262     $17,084    $ 9,461
                                                 =======     =======    =======
Net noncurrent deferred income tax liability:
     Assets
          Postretirement benefits other than
             pensions                            $ 1,864     $ 1,467    $ 1,274
          State tax credits                        6,907       6,637      5,925
          Alternative minimum tax credit          15,532      12,654      6,675
          Environmental liability                 12,829      12,915     13,626
          Provision for rolling mill closures          -           -      3,480
          Foreign tax credit                         633          45         45
          Net operating loss carryforward         20,657       7,699      6,322
          Other                                      487       2,502      9,369
                                                 -------     -------    -------
                                                  58,909      43,919     46,716
                                                 -------     -------    -------

     Liabilities
          Property, plant and equipment           77,025      54,530     42,876
          Cost in excess of net assets acquired   11,642      11,695     13,015
          Other                                    1,883       2,059      6,295
                                                 -------     -------    -------
                                                  90,550      68,284     62,186
                                                 -------     -------    -------
     Net noncurrent deferred tax liability       $31,641     $24,365    $15,470
                                                 =======     =======    =======

A reconciliation of the statutory tax rate to the effective tax rate on income before income taxes is as follows:

                                                   1997        1996      1995
                                                 -------     -------   --------

U.S. statutory income tax rate                   (35.0%)     (35.0%)     (35.0%)
Deduction for dividends to ESOP participants       2.1         1.2         2.9
State taxes, net                                  (2.9)        (.5)       13.0
Foreign sales corporation benefit                  2.3         1.1           -
Foreign tax in excess of U.S. rate                (2.9)         .2         1.8
Other, net                                          .6          .6        (5.9)
                                                 ------      ------      ------
                                                 (35.8%)     (32.4%)     (23.2%)
                                                 ======      ======      ======

     At December 31, 1997, the Company has state tax credits of $6.9 million expiring 1998 through 2007 which are available to reduce future income taxes payable.

     At December 31, 1997, the Company has $44.6 million in federal net operating loss carryforwards expiring in 2012. In addition, the Company has $94.5 million in state net operating loss carryforwards expiring in 2010 through 2012, and $5.7 million in foreign net operating loss carryforwards expiring in 2001 through 2003.

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

10.  EMPLOYEE BENEFIT PLANS

UNITED STATES PENSION PLANS

     The Company has noncontributory defined benefit retirement plans covering all of its eligible domestic employees. The plans provide benefits based on participants' years of service and compensation. The Company funds at least the minimum annual contribution required by ERISA. Pension cost included the following components:

                                                   1997        1996       1995
                                                  -------    -------    -------
                                                          (IN THOUSANDS)
Service cost - benefits earned during the year    $ 3,804    $ 4,431    $ 3,898
Interest cost on projected benefit obligations      3,445      2,930      2,304
Actual return on plan assets                       (7,139)    (4,243)    (5,854)
Net amortization and deferral                       3,540      1,389      3,275
                                                  -------    ------     -------
                                                  $ 3,650    $ 4,507    $ 3,623
                                                  =======    =======    =======

     The following table sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheets as of December 31:


                                                           1997        1996         1995
                                                         -------     -------      -------
                                                                  (IN THOUSANDS)

Accumulated benefit obligations, including vested
     benefits of $47,166, $40,464 and $34,308            $48,605     $41,894      $36,107
                                                         =======     =======      =======
Projected benefit obligations                            $53,955     $46,184      $39,777
Plan assets at fair value                                 49,877      42,087       34,283
                                                         -------     -------      -------
Projected benefit obligation in excess of plan assets     (4,078)     (4,097)      (5,494)
Unrecognized net loss                                        678       1,381        1,891
Unrecognized prior service cost                              626         746          866
Unrecognized net obligation at January 1, 1987 being
     recognized over 15 years                                301         377          453
                                                         -------     -------      -------
Pension liability recognized in consolidated
     balance sheet                                       $(2,473)    $(1,593)     $(2,284)
                                                         =======     =======      =======

     Plan assets are invested in common stock and bond funds (93 percent), marketable fixed income securities (3 percent) and insurance company contracts (4 percent)at December 31, 1997. The plans do not invest in the stock of the Company.

CANADIAN PENSION PLANS

     The Company has noncontributory defined benefit retirement plans covering all of its eligible Camrose employees. The plans provide benefits based on participants' years of service and compensation.

     Pension cost included the following components:

                                                      1997      1996     1995
                                                    ------     -----    ------
                                                          (IN THOUSANDS)
Service cost - benefits earned during the year      $  355     $ 374    $  245
Interest cost on projected benefit obligations         568       561       461
Actual return on plan assets                          (880)     (713)     (563)
Net amortization and deferral                          (37)        -        (3)
                                                    ------     -----    ------
      Net pension cost                              $    6     $ 222    $  140
                                                    ======     =====    ======

     The following table sets forth the funded status of the Canadian plans and amounts recognized in the Company's consolidated balance sheets as of December 31:

                                               1997         1996       1995
                                              -------     -------     ------
                                                      (IN THOUSANDS)
Accumulated benefit obligation, including
   vested benefits of $7,816, $6,380
   and $6,270                                 $ 8,569     $ 6,669     $6,610
                                              =======     =======     ======
Projected benefit obligation                  $ 9,616     $ 7,351     $7,222
Plan assets at fair value                      11,046       9,953      8,020
                                              -------     -------     ------
Plan assets in excess of projected benefit
   obligation                                   1,430       2,602        798
Unrecognized net (gain) loss                      118      (1,506)        28
                                              -------     -------    -------
Pension asset recognized in consolidated
     balance sheet                            $ 1,548     $ 1,096    $   826
                                              =======     =======    =======


     The following table sets forth the significant actuarial assumptions for the United States and Canadian pension plans:



                                                       1997      1996     1995
                                                       ----      ----     ----
Discount rate                                          7.0%      7.5%     7.5%
Rate of increase in future compensation levels:
    United States Plans                                4.0%      4.0%     4.0%
    Canadian Plan                                      4.0%      4.0%     4.0%
Expected long-term rate of return on plan assets       8.8%      8.8%     8.8%

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     The Company provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of service. The benefit plans are unfunded.

     The following table sets forth the status of the plans as of December 31:

                                                     1997      1996       1995
                                                  --------  -------     -------
                                                            (IN THOUSANDS)

Net periodic postretirement benefit costs include:
       Service cost                              $    397   $    450    $   377
       Interest cost benefit obligation             1,262      1,298      1,067
       Transition obligation at March 31, 1991
             being amortized over 20 years            408        408        408
       Loss (gain)                                     43        127       (350)
                                                ---------   --------   ---------
Net postretirement benefit cost                 $   2,110   $  2,283   $  1,502
                                                =========   ========   ========
Accumulated postretirement benefit obligation:
       Retirees                                 $  10,004   $  8,139   $  7,424
       Fully eligible plan participants             4,083      4,303      4,829
       Other active plan participants               3,285      5,295      5,357
                                                ---------   --------   --------
                                                $  17,372   $ 17,737   $ 17,610
                                                =========   ========   ========
Accumulated postretirement benefit obligation
     in excess of plan assets                   $ (17,372)  $(17,737)  $(17,610)
Unrecognized net loss (gain)                         (617)       772      1,831
Unrecognized transition obligation                  5,334      5,742      6,150
                                                ---------   --------   --------
Postretirement liability recognized in
    consolidated balance sheet                  $ (12,655)  $(11,223)  $ (9,629)
                                                =========   ========   ========

     For measurement purposes, a long-term inflation rate of 4.5 to 10.0 percent is assumed for health care cost trend rates. A one percentage point increase in the assumed health care cost trend for 1998 would increase the accumulated postretirement benefit obligation by $513,000; the aggregate service and interest cost would increase $49,000. The discount rate used in determining the accumulated postretirement benefit obligation was 7.0, 7.5 and 7.5 percent for 1997, 1996 and 1995,respectively.

OTHER EMPLOYEE BENEFIT PLANS

     The Company has an unfunded supplemental retirement plan designed to maintain benefits for all nonunion domestic employees at the plan formula level. The amount expensed for this plan in 1997, 1996 and 1995 was $236,000, $226,000 and $239,000, respectively.

     The Company has an Employee Stock Ownership Plan ("ESOP") noncontributory qualified stock bonus plan for eligible domestic employees. Contributions to the plan are made at the discretion of the Board of Directors and are in the form of newly issued shares of the Company's common stock. Shares are allocated to eligible employees' accounts based on annual compensation. At December 31, 1997, the ESOP held 1.9 million shares of Company common stock. Dividends on shares held by the ESOP are paid to eligible employees.

     The Company has discretionary profit participation plans under which it distributes quarterly to eligible employees 12 percent to 20 percent, depending on operating unit, of its pretax income after adjustments for certain nonoperating items. Each eligible employee receives a share of the distribution based upon the employee's base compensation compared with the total base compensation of all eligible employees of the operating unit.

     The Company has qualified thrift (401(k)) plans for eligible domestic employees under which the Company matches 25 percent of the first 4 percent of the participant's deferred compensation. Company contribution expense in 1997, 1996 and 1995 was $765,000, $799,000 and $742,000, respectively.

11.  RELATED PARTY TRANSACTIONS

     Camrose purchases steel coil and plate under a steel supply agreement from Stelco, Inc. ("Stelco") a 40 percent owner of Camrose, or its subsidiaries. Transactions under the agreement are at negotiated market prices. The following table summarizes the transactions between Camrose and Stelco.

                                                    1997        1996      1995
                                                  --------    -------    ------
                                                           (IN THOUSANDS)

Sales to Stelco...................................$    330    $   138  $    969
Purchases from Stelco.............................  83,478     60,231    31,017
Accounts receivable from Stelco at December 31....      58      3,254       115
Accounts payable to Stelco at December 31.........   7,303      4,127     2,072

     Under the acquisition agreement for the mill, either the Company or Stelco may intitiate a buy-sell procedure pursuant to which the initiating party establishes a price for Camrose and the other party must either sell its interest at that price or purchase the initiating party's interest at that price.

12.  CONTINGENCIES

ENVIRONMENTAL

     All material environmental remediation liabilities which are probable and estimable are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that may require different remediation methods or periods, and ultimately affect the total cost. The best estimate of the probable cost within a range is recorded. If there is no best estimate, the low end of the range is recorded, and the range is disclosed.

     The Company has accrued $2.2 million at December 31, 1997, for environmental remediation relating to the Company's Napa, California pipe mill. The Company's estimate of this environmental liability was based on several remedial investigations and feasibility studies performed by an independent engineering consultant. The accrual includes costs for remedial action which is scheduled to be completed in 1998 with sampling, monitoring and maintenance costs continuing through 2024.

     In connection with the 1993 acquisition of CF&I, the Company accrued a liability of $36.7 million for environmental remediation at CF&I's Pueblo, Colorado steel mill. CF&I believed $36.7 million was the best estimate from a range of $23.1 to $43.6 million. CF&I's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The accrual includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment finalized a postclosure permit. The permit contains a prioritized schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado stated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. At December 31, 1997, the accrued liability was $35.0 million, of which $32.9 million was classified as noncurrent in the consolidated balance sheet.

LABOR DISPUTE

     The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union") initiated a strike at CF&I for approximately 1,060 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Company was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees.

     By December 1997, the Company had sufficient permanent replacement employees necessary to reach full production capacity. At the end of December, the Pueblo Mill was operating at approximately 65 percent of capacity and is expected to reach full production during the first half of 1998. As a result of weathering the three-month strike and successfully resuming operations, the Company believes it can return to full production with fewer workers than before the strike.

     On December 30, 1997, the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of January 1998, 30 former striking employees had returned to work as a result of their unconditional offer. Approximately 920 former striking workers remain unreinstated ("Unreinstated Employees").

     As a result of the labor dispute, both the Company and the Union have filed unfair labor practice charges with the National Labor Relations Board ("NLRB"). On February 24, 1998 the Regional Director of the NLRB Denver office informed the parties that he would issue complaints against both the Company and the Union. The Union will be charged with engaging in numerous incidents of picket line violence, and threats and intimidation of replacement workers. The complaint against the Company, which was issued on February 27, 1998, alleges violations of several provisions of the National Labor Relations Act. The Company not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability").
The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 600 workers. However, the Union might assert that all unreinstated employees could beentitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

CONTRACTS WITH KEY EMPLOYEES

     The Company has employment agreements with certain officers which provide for severance compensation in the event their employment with the Company is terminated subsequent to a change in control (as defined) of the Company.

CONSTRUCTION CLAIMS

     There are a number of claims arising out of the Company's contract with the former Prime Contractor ("Prime Contractor") on the Steckel combination rolling mill ("Combination Mill") which is located at the Company's steel mill in Portland, Oregon. The Company's position is that the Prime Contractor failed to perform. As a result, the Company terminated the contract and made arrangements with other contractors to complete the project. The Prime Contractor filed an arbitration claim against the Company and the Company has counterclaimed. While it is difficult to determine at this stage the amount claimed by the Prime Contractor, the Prime Contractor initially filed a claim in the approximate amount of $16.5 million against the Company. The Prime Contractor has claimed certain other unspecified damages. However, the Company believes that the claim amount includes amounts that were subsequently paid by the Company to certain subcontractors and suppliers of the Prime Contractor in the amount of approximately $7.7 million. As a result, management believes that the net amount claimed by the prime contractor in the arbitration would be approximately $8.8 million plus unspecified damages. On the same project, three liens have been filed by subcontractors and/or suppliers of the Prime Contractor. These liens total approximately $5.0 million. The Company believes these claims are included in the amount of the claim filed by the Prime Contractor.

     The Company has filed a counterclaim against the Prime Contractor in the arbitration. The amount of this counterclaim has not been finalized. However, it is expected that the amount of the counterclaim will exceed the amount of the Prime Contractor's claim.

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

13.  CAPITAL STOCK

     In connection with the March 1993 acquisition of certain assets of CF&I Steel Corporation, the Company agreed to issue 598,400 shares of its common stock in March 2003 to specified creditors of CF&I Steel Corporation. At the date of acquisition, the stock was valued at $11.2 million using the Black-Scholes method.

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

     In connection with the sale, New CF&I and the Company entered into a stockholders' agreement with Nippon pursuant to which Nippon was granted a right to sell all, but not less than all, of its 10 percent equity interest in New CF&I back to New CF&I at the then fair market value in certain circumstances. Those circumstances include, among other things, a change of control, as defined, in New CF&I and certain changes involving the composition of the board of directors of New CF&I, and the occurrence of certain other events which are within the control of New CF&I and the Company. The Company also agreed not to transfer voting control of New CF&I to a nonaffiliate except in circumstances where Nippon is offered the opportunity to sell its interest in New CF&I to the transferee at the same per share price obtained by the Company. New CF&I has also retained a right of first refusal in the event that Nippon desires to transfer its interest in New CF&I to a nonaffiliate.

     During the fourth quarter of 1995, the Company sold a 3 percent equity interest in New CF&I to the Nissho Iwai Group ("Nissho Iwai") for approximately $5 million cash under substantially the same terms and conditions of the Nippon transaction.

     The Company believes that it is not probable that the conditions which would permit a subsidiary stock redemption will occur.

15.    UNUSUAL AND NONRECURRING ITEMS

GAIN FROM SALE OF PROPERTY AND EQUIPMENT

     Other income for the year ended December 31, 1997 includes a net pretax gain of approximately $3 million from the sale of property and equipment.

LOSS ON TERMINATION OF INTEREST RATE SWAP AGREEMENTS

     During June 1996, the Company incurred a $1.2 million pretax loss for terminating certain interest rate swap agreements. The swap agreements were terminated in conjunction with the repayment of certain borrowings under the previous bank credit agreement.

PROCEEDS FROM INSURANCE SETTLEMENT

     Sales for 1997 include approximately $2.5 million of insurance proceeds as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing CF&I. In total, the Company received $7 million in insurance proceeds from this claim of which $4.5 million was recorded in 1996.

     Sales for 1995 include approximately $4 million of insurance proceeds received as reimbursement of lost profits resulting from lost production and start-up delays of CF&I's rod and bar mill caused by an explosion that occurred during the third quarter of 1994.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 25, 1996, the Company dismissed its prior independent accountants, Coopers & Lybrand L.L.P. ("C&L") and engaged Price Waterhouse LLP ("PW") as the independent accountants for the 1996 fiscal year. The reports of C&L on the financial statements of the Company for the two fiscal years preceding the dismissal contained no adverse opinion or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The decision to dismiss C&L and engage PW was approved by the Company's Audit Committee and ratified by the entire Board of Directors. During the two most recent fiscal years and the subsequent interim periods preceding the dismissal, there were no disagreements with C&L on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of C&L would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent fiscal years and subsequent interim periods preceding the dismissal, there were no reportable events (as such term is defined in Item 304 (a)(1)(v) of Regulation S-K).

                                    PART III

ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                 REGISTRANT AND EXECUTIVE COMPENSATION

    A definitive proxy statement of Oregon Steel Mills, Inc. will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Election of Directors", "Executive Compensation", "Defined Benefit Retirement Plans", "Employment Contracts and Termination of Employment and Change in Control Arrangements", "Compensation Committee Interlocks and Insider Participation", "Board Compensation Committee Report on Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Executive Officers of Oregon Steel Mills, Inc. are listed on page 13 of this Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

    Information required is set forth under the caption "Principal Stockholders" in the Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required is set forth under the caption "Executive Compensation" in the Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K
                                                                           PAGE

(A) (i)   FINANCIAL STATEMENTS:
          Report of Independent Accountants - 1997 and 1996...............   22
          Report of Independent Accountants - 1995........................   23
          Consolidated Financial Statements:
              Balance Sheets at December 31, 1997, 1996 and 1995..........   24
              Statements of Income for each of the three years
                in the period ended December 31, 1997.....................   25
              Statements of Changes in Stockholders' Equity for
                each of the three years in the period ended
                December 31, 1997.........................................   26
              Statements of Cash Flows for each of three years
                in the period ended December 31, 1997....................... 27
              Notes to Consolidated Financial Statements.................... 28
    (ii)      Financial Statement Schedules for each of the three
              years in the period ended December 31, 1997:
          Schedule II - Valuation and Qualifying Accounts................... 43
          Report of Independent Accountants on Financial
              Statement Schedule............................................ 44
    (iii) Exhibits: Reference is made to the list on page 45 of the exhibits filed with this report.
(B)       Reports on Form 8-K:
          No reports on Form 8-K were required to be filed by the Registrant during the fourth quarter of the year ended December 31, 1997.



                                                  OREGON STEEL MILLS, INC.
                                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               FOR THE YEARS ENDED DECEMBER 31
                                                       (IN THOUSANDS)

                                                                        COLUMN C
                                                                ------------------------
                                                COLUMN B        ADDITIONS                                         COLUMN E
                                               ----------                                                        ----------
                                               BALANCE AT       CHARGED TO       CHARGED                         BALANCE AT
COLUMN A                                        BEGINNING       COSTS AND        TO OTHER       COLUMN D           END OF
--------                                                                                        ---------
CLASSIFICATION                                  OF PERIOD        EXPENSES        ACCOUNTS      DEDUCTIONS          PERIOD
--------------                                 ----------       ---------       ---------      ----------        ----------

   1997
   ----
Allowance for doubtful accounts                  $ 2,735          $1,338          $   -        $ (2,699)         $  1,374
Provision for rolling mill closures:
     Inventories                                 $ 1,500               -              -        $ (1,500) (1)     $      -
     Property, plant and equipment               $ 7,485               -              -        $ (7,485) (1)     $      -
     Other assets                                $    78               -              -        $    (78) (1)     $      -
   1996
   ----
Allowance for doubtful accounts                  $ 1,905          $  917              -        $    (87)         $  2,735
Provision for rolling mill closures:
     Inventories                                 $ 1,500               -              -               -          $  1,500
     Property, plant and equipment               $ 7,485               -              -               -          $  7,485
     Other assets                                $    78               -              -               -          $     78
   1995
   ----
Allowance for doubtful accounts                  $ 2,063          $  148          $(138)       $   (168)         $  1,905
Provision for rolling mill closures:
     Inventories                                 $ 2,792               -              -        $  (1,292)(1)     $  1,500
     Property, plant and equipment               $17,994               -              -        $ (10,509)(1)     $  7,485
     Other assets                                $    78               -              -                -         $     78


(1)  Results from write-offs of related assets.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Oregon Steel Mills, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 27, 1998 appearing on page 22 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule of Oregon Steel Mills, Inc. and its subsidiaries listed in Item 14(a)(ii) of this Form 10-K for the years ended December 31, 1997 and 1996. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
Portland, OR
February 27, 1998

LIST OF EXHIBITS*

  2.0 Asset Purchase Agreement dated as of January 2, 1992, by and between Camrose Pipe Company (a partnership) and Stelco Inc. (Filed as exhibit 2.0 to Form 8-K dated June 30, 1992 and incorporated by reference herein.)
  2.1      Asset Purchase Agreement dated as of March 3, 1993, among CF&I
           Steel Corporation, Denver Metals Company, Albuquerque Metals
           Company, CF&I Fabricators of Colorado, Inc., CF&I Fabricators of Utah, Inc., Pueblo Railroad Service Company, Pueblo Metals Company, Colorado & Utah Land Company, the Colorado and Wyoming Railway Company, William J. Westmark as trustee for the estate of The Colorado and Wyoming Railway Company, CF&I Steel, L.P.,
           New CF&I, Inc. and Oregon Steel Mills, Inc. (Filed as exhibit
           2.1 to Form 8-K dated March 3, 1993, and incorporated by reference herein.)
  3.1 Restated Certificate of Incorporation of the Company. (Filed as exhibit 3.1 to Form 10-K for the year ended December 31, 1992, and incorporated by reference herein.)
  3.2 Bylaws of the Company. (Filed as exhibit 3.2 to Form 10-Q dated March 31, 1993, and incorporated by reference herein.)
  4.1      Specimen Common Stock Certificate.  (Filed as exhibit 4.1 to
           Form S-1 Registration Statement 33-38379 and incorporated by reference herein.)
  4.2 Form of Oregon Steel Mills, Inc. - Five-Year Common Stock Purchase Warrant. (Filed as exhibit 4.2 to Form 8-K dated March 3, 1993, and incorporated by reference herein.)
  4.3 Indenture dated as of June 1, 1996 among Oregon Steel Mills, Inc., as Issuer, Chemical Bank, as Trustee, and New CF&I, Inc. and
           CF&I Steel, LP, as Guarantors, with respect to 11% First Mortgage Notes due 2003. (Filed as exhibit 4.1 to Form 10-Q dated June 30, 1996, and incorporated by reference herein.)
  4.4 Form of Deed of Trust, Assignment of Rents and Leases and Security Agreement. (Filed as exhibit 4.2 to Amendment #1 to Form S-3 Registration Statement 333-02355 and incorporated by reference herein.)
  4.5 Form of Security Agreement. (Filed as exhibit 4.3 to Amendment #1 to Form S-3 Registration Statement 333-02355 and incorporated by reference herein.)
  4.6      Form of Intercreditor Agreement.  (Filed as exhibit 4.4 to
           Amendment #1 to Form S-3 Registration Statement 333-02355 and incorporated by reference herein.)
  10.1** Form of Indemnification Agreement between the Company and its directors. (Filed as exhibit 10.6 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)
  10.2** Form of Indemnification Agreement between the Company and its executive officers. (Filed on exhibit 10.7 to Form S-1
           Registration Statement 33-20407 and incorporated by reference herein.)
  10.3 Agreement for Electric Power Service between registrant and Portland General Electric Company. (Filed as exhibit 10.20 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)
  10.4**   Key  employee contract for Thomas B. Boklund.  (Filed as exhibit
           10.11 to Form 10-K for the year ended December 31, 1988, and incorporated by reference herein.)
  10.5** Key employee contract for L. Ray Adams. (Filed as exhibit 10.10 to Form 10-K for the year ended December 31, 1990, and incorporated by reference herein.)
  10.6** Key employee contract for Joe E. Corvin. (Filed as exhibit 10.10 to Form 10-K for the year ended December 31, 1995, and incorporated by reference herein.)
  10.7 Amended and Restated Credit Agreement dated June 12, 1996, among Oregon Steel Mills, Inc., as Borrower, certain Commercial Lending Institutions, as the Lenders, First Interstate Bank of Oregon, N.A. as the Administrative Agent for the Lenders, the Bank of Nova Scotia, as the Syndication Agent for the Lenders, and First Interstate Bank of Oregon, N.A. and the Bank of Nova
           Scotia as the Managing Agents for the Lenders. (Filed as exhibit 10.0 to Form 10-Q dated June 30, 1996, and incorporated by reference herein.)

10.8 Second Amendment dated as of December 11, 1997 to the Amended and Restated Credit Agreement dated June 12, 1996, among Oregon Steel Mills, Inc., as Borrower, certain Commercial Lending Institutions as the Lenders, Wells Fargo Bank National Association, formerly known as First Interstate Bank of Oregon, N.A., as the Administrative Agent for the Lenders; the Bank of Nova Scotia, as the syndication Agent for the Lenders, and Wells Fargo Bank National Association and the Bank of Nova Scotia, as the Managing Agents for the Lenders.
10.9 Third Amendment dated February 17, 1998 to the Amended and Restated\ Credit Agreement dated June 12, 1996, among Oregon Steel Mills, Inc., as Borrower, certain Commercial Lending Institutions as the Lenders, Wells Fargo Bank National Association, formerly known as First Interstate Bank of Oregon, N.A., as the Administrative Agent for the Lenders; the Bank of Nova Scotia, as the syndication Agent for the Lenders, and Wells Fargo Bank National Association and the Bank of Nova Scotia, as the Managing Agents for the Lenders.
10.10**  Directors' Retirement Plan
21.0     Subsidiaries of registrant.
23.0     Consent of Independent Accountants - Price Waterhouse LLP.
23.1     Consent of Independent Accountants - Coopers & Lybrand L.L.P.
27.0     Financial Data Schedule.
99.0 Partnership Agreement dated as of January 2, 1992, by and between Camrose Pipe Corporation and Stelcam Holding, Inc. (Filed as exhibit
         28.0 to Form 8-K dated June 30, 1992, and incorporated by reference herein.)
99.1 Amended and Restated Agreement of Limited Partnership of CF&I Steel, L.P. dated as of March 3, 1993, by and between New CF&I, Inc. and the Pension Benefit Guaranty Corporation. (Filed as exhibit 28.1 to Form 8-K dated March 3, 1993, and incorporated by reference herein.)

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

                                                OREGON STEEL MILLS, INC.
                                                (Registrant)



                                                By    /s/ Thomas B. Boklund
                                                -------------------------------
                                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oregon Steel Mills, Inc. and in the capacities and on the dates indicated.

         SIGNATURE                        TITLE                        DATE
         ---------                        -----                        ----

  /s/ Thomas B. Boklund          Chairman of the Board            March 1, 1998
----------------------------
    (Thomas B. Boklund)          Chief Executive Officer
                                 (Principal Executive Officer)

/s/ Joe E. Corvin                President, Chief Operating       March 1, 1998
---------------------------
    (Joe E. Corvin)              Officer and Director

/s/  L. Ray Adams                Vice President of Finance,       March 1, 1998
---------------------------
    (L. Ray Adams)               and Chief Financial Officer
                                 (Principal Financial Officer)

/s/  Christopher D. Cassard      Corporate Controller             March 1, 1998
---------------------------
    (Christopher D. Cassard)     (Principal Accounting Officer)

 /s/  C. Lee Emerson             Director                         March 1, 1998
---------------------------
    (C. Lee Emerson)

 /s/  V. Neil Fulton             Director                         March 1, 1998
---------------------------
    (V. Neil Fulton)

 /s/   Edward C. Gendron         Director                         March 1, 1998
---------------------------
    (Edward C. Gendron)

 /s/  Robert W. Keener           Director                         March 1, 1998
---------------------------
    (Robert W. Keener)

 /s/  Richard G. Landis          Director                         March 1, 1998
---------------------------
    (Richard G. Landis)

 /s/  James A. Maggetti          Director                         March 1, 1998
---------------------------
    (James A. Maggetti)

 /s/  John A. Sproul             Director                         March 1, 1998
---------------------------
    (John A. Sproul)

/s/  George J. Stathakis         Director                         March 1, 1998
---------------------------
    (George J. Stathakis)

 /s/  William Swindells          Director                         March 1, 1996
---------------------------
    (William Swindells)