Form 10-Q
period 1998-03-31
OREGON STEEL MILLS INC
filed 1998-05-15
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1998
                               -----------------------------------------------

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
                                               Yes   X   No
                                                   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 Par Value                            25,776,804
    ----------------------------                   ----------------------------
               Class                               Number of Shares Outstanding
                                                     (as of April 30, 1998)

                            OREGON STEEL MILLS, INC.
                                      INDEX



                                                                           Page
                                                                           ----
PART I.  FINANCIAL  INFORMATION

         Item 1.   Financial Statements

                   Consolidated Balance Sheets
                      March 31, 1998 (unaudited)
                      and December 31, 1997...................................2

                   Consolidated Statements of Income (unaudited)
                      Three months ended March 31, 1998
                      and 1997 ...............................................3

                   Consolidated Statements of Cash Flows (unaudited)
                      Three months ended March 31, 1998
                      and 1997 ...............................................4

                   Notes to Consolidated Financial
                      Statements (unaudited)..............................5 - 6

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations................7 - 10

         Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk...............................................10


PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings.........................................11

         Item 4.   Submission of Matters to a
                   Vote of the Security Holders..............................11

         Item 6.   Exhibits and Reports on Form 8-K..........................11


SIGNATURES...............................................................    11

                            OREGON STEEL MILLS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                         March 31,
                                                          1998      December 31,
                                                       (Unaudited)      1997
                                                       -----------  ------------


                                              ASSETS
    Current assets:
         Cash and cash equivalents                       $   4,096    $     570
         Trade accounts receivable, net                     90,978       83,219
         Inventories                                       145,937      148,548
         Deferred tax asset                                 17,261       17,262
         Other                                               8,060       13,219
                                                         ---------    ---------
                Total current assets                       266,332      262,818
                                                         ---------    ---------

    Property, plant and equipment:
         Land and improvements                              28,826       28,782
         Buildings                                          49,427       46,805
         Machinery and equipment                           735,938      422,179
         Construction in progress                           19,363      329,198
                                                         ---------    ---------
                                                           833,554      826,964
         Accumulated depreciation                         (176,520)    (166,485)
                                                         ---------    ---------
                                                           657,034      660,479
                                                         ---------    ---------
    Excess of cost over net assets acquired, net            36,335       36,590
    Other assets                                            26,826       26,733
                                                         ---------    ---------
                                                         $ 986,527    $ 986,620
                                                         =========    =========

                                          LIABILITIES
    Current liabilities:
         Current portion of long-term debt               $  10,872    $   7,373
         Accounts payable                                   96,342       97,860
         Accrued expenses                                   50,658       42,263
                                                         ---------    ---------
              Total current liabilities                    157,872      147,496
    Long-term debt                                         355,879      367,473
    Deferred employee benefits                              19,794       21,018
    Environmental liability                                 34,801       34,801
    Deferred income taxes                                   32,644       31,641
                                                         ---------    ---------
                                                           600,990      602,429
                                                         ---------    ---------
    Minority interests                                      36,576       35,184
                                                         ---------    ---------
    Contingencies (Note 6)

                                           STOCKHOLDERS'
                                              EQUITY
    Common stock                                               258          257
    Additional paid-in capital                             227,584      226,085
    Retained earnings                                      126,162      127,984
    Cumulative foreign currency translation adjustment      (5,043)      (5,319)
                                                         ---------    ---------
                                                           348,961      349,007
                                                         ---------    ---------
                                                         $ 986,527    $ 986,620
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

                                             OREGON STEEL MILLS, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                          (In thousands, except tonnage and
                                                   per share amounts)
                                                     (Unaudited)


                                                Three Months Ended March 31,
                                                ----------------------------
                                                  1998                1997
                                                --------           ---------

     Sales                                      $223,003           $206,664
     Costs and expenses:
          Cost of sales                          195,284            177,192
          Selling, general and
             administrative expenses              13,949             12,495
          Profit participation                       140              1,208
                                                --------           --------
                Operating income                  13,630             15,769
     Other income (expense):
          Interest and dividend income               101                 79
          Interest expense                        (9,518)            (2,802)
          Minority interests                      (1,392)            (1,772)
          Other, net                                 (21)                 2
                                                --------           --------
                Income before income taxes         2,800             11,276
     Income tax expense                           (1,014)            (4,154)
                                                --------           --------
             Net income                         $  1,786           $  7,122
                                                ========           ========

     Basic and diluted net income per share         $.07               $.27

     Dividends declared per common share            $.14               $.14

     Weighted average common shares
        and common share equivalents
        outstanding                               26,347             26,292

     Tonnage sold                                409,700            399,400


         The accompanying notes are an integral part of the consolidated financial statements.



                                              OREGON STEEL MILLS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)

                                                                 Three Months Ended March 31,
                                                                ------------------------------
                                                                   1998                 1997
                                                                ---------            ---------
Cash flows from operating activities:
   Net income                                                   $  1,786             $  7,122
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
          Depreciation and amortization                           10,747                7,282
          Deferred income tax provision                            1,751                  839
          Minority interests' share of income                      1,392                1,747
          Other, net                                               (109)                1,030
          Changes in current assets and liabilities                9,441               (1,701)
                                                                --------             --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                    25,008               16,319
                                                                --------             --------
Cash flows from investing activities:
     Additions to property, plant and equipment                   (9,416)             (14,685)
     Other, net                                                     (291)                 892
                                                                --------             --------
     NET CASH USED BY INVESTING ACTIVITIES                        (9,707)             (13,793)
                                                                --------             --------

Cash flows from financing activities:
     Net payments under Canadian bank
          revolving loan facility                                 (3,707)              (5,156)
     Proceeds from long-term bank debt                            80,500              105,077
     Payments on long-term debt                                  (84,900)             (87,077)
     Other reductions of debt                                          -               (2,798)
     Dividends paid                                               (3,609)              (3,597)
     Minority portion of subsidiary's distribution                     -               (1,754)
     Other, net                                                      (93)                 (31)
                                                                --------             --------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            (11,809)               4,664
                                                                --------             --------

Effects of foreign currency exchange rate changes on cash             34                  (92)
                                                                --------             --------
Net increase in cash and cash equivalents                          3,526                7,098
Cash and cash equivalents at beginning of period                     570                  739
                                                                --------             --------
Cash and cash equivalents at end of period                      $  4,096             $  7,837
                                                                ========             ========

Supplemental disclosures of cash flow information:
   Cash paid for:
          Interest                                              $  1,588             $  3,507
          Income taxes                                          $     60             $    133



NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
At March 31, 1998 and 1997, the Company had financed property, plant and equipment with accounts payable of $13.7 million and $17.7 million, respectively.

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

     The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 1997 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

2.   Inventories
     -----------

      Inventories consist of:
                                                   March 31,       December 31,
                                                     1998              1997
                                                  ----------       ------------
                                                         (In thousands)
      Raw materials                                $ 15,944          $ 25,197
      Semifinished product                           65,381            65,545
      Finished product                               36,869            31,105
      Stores and operating supplies                  27,743            26,701
                                                   --------          --------
           Total Inventory                         $145,937          $148,548
                                                   ========          ========

3.   Common Stock
     ------------

     On April 30, 1998, the Board of Directors declared a quarterly cash dividend of 14 cents per share to be paid May 29, 1998, to stockholders of record as of May 15, 1998.

4.   Net Income per Share
     --------------------

     Basic and diluted net income per share was as follows:

                                                Three Months Ended March 31,
                                              ---------------------------------
                                                 1998                  1997
                                              ------------          -----------
                                                  (In thousands, except per
                                                         share amounts)
      Weighted average number of common
         shares outstanding                         25,749             25,694
      Shares of common stock to be
         issued March 2003                             598                598
                                                 ---------           --------
                                                    26,347             26,292
                                                 =========           ========
      Net income                                 $   1,786           $  7,122
                                                 =========           ========
      Basic and diluted net
         income per share                        $     .07           $    .27
                                                 =========           ========


5.   Comprehensive Income
     --------------------

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      1998               1997
                                                    -------            --------
                                                           (In thousands)
      Net income                                     $1,786             $7,122
      Foreign currency translation adjustment           276               (399)
                                                     ------             ------
      Comprehensive Income                           $2,062             $6,723
                                                     ======             ======

6.   Contingencies
     -------------

     ENVIRONMENTAL. The Company's 87 percent owned New CF&I, Inc. subsidiary owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill. The Company owns the remaining 4.8 percent of CF&I. In connection with CF&I's acquisition of certain assets from CF&I Steel Corporation in 1993, CF&I established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year, post-closure permit with two ten-year renewals to CF&I which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At March 31, 1998, CF&I had a reserve of $34.9 million related to this remediation, of which $32.9 million is classified as non-current in the consolidated balance sheet.

     LABOR DISPUTE. The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union"), initiated a strike at CF&I for approximately 1,060 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Company was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees. By December 1997, CF&I had sufficient permanent replacement employees to reach full production capacity.

     On December 30, 1997, the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of March 1998, 45 former striking employees had returned to work as a result of their unconditional offer. Approximately 820 former striking workers remain unreinstated ("Unreinstated Employees").

     As a result of the labor dispute, both CF&I and the Union have filed unfair labor practice charges with the National Labor Relations Board ("NLRB"). On February 27, 1998 the Regional Director of the NLRB's Denver office issued a complaint against CF&I alleging violations of several provisions of the National Labor Relations Act. CF&I not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 600 workers. However, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

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

     The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its subsidiaries ("Company"), wholly-owned Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), 87 percent owned New CF&I, Inc. ("New CF&I") which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") (dba Rocky Mountain Steel Mills). The Company owns the remaining 4.8 percent interest in CF&I not owned by New CF&I.

     The Company is organized into two business units known as the Oregon Steel Division and the Rocky Mountain Steel Mills Division ("RMSM"). The Oregon Steel Division is centered on the Company's steel plate minimill in Portland, Oregon. In addition to the Portland steel mill, the Oregon Steel Division includes the Company's large diameter pipe finishing facility in Napa, California and the large diameter and electric resistance welded pipe facility in Camrose, Alberta. The RMSM Division consists of the steelmaking and finishing facilities of CF&I located in Pueblo, Colorado, as well as certain related operations.

Results of Operations
---------------------

The following table sets forth, by division, tonnage sold, sales and average selling price per ton:

                                                      Three Months Ended
                                                           March 31,
                                                     --------     ---------
                                                       1998          1997
                                                     --------     ---------

    Total tonnage sold:
         Oregon Steel Division:
              Plate                                   58,000         68,700
              Welded pipe                            116,700         82,700
                                                    --------       --------
                   Total Oregon Steel Division       174,700        151,400
                                                    --------       --------
         RMSM Division:
              Rail                                    98,200         94,800
              Rod, Bar and Wire                       96,400        112,500
              Seamless Pipe                           19,200         33,200
              Semifinished                            21,200          7,500
                                                    --------       --------
                   Total RMSM Division               235,000        248,000
                                                    --------       --------
         Total                                       409,700        399,400
                                                    ========       ========

    Sales (in thousands):
         Oregon Steel Division                      $123,873       $ 95,444
         RMSM Division                                99,130        111,220  (1)
                                                    --------       --------
                   Total                            $223,003       $206,664
                                                    ========       ========

    Average selling price per ton:
         Oregon Steel Division                          $709           $630
         RMSM Division                                  $422           $438  (2)
                   Average                              $544           $511  (2)

    (1) Includes insurance proceeds of approximately $2.5 million as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing RMSM.
    (2)    Excludes insurance proceeds referred to in Note (1) above.

                            OREGON STEEL MILLS, INC.

      Sales increased 7.9 percent to $223.0 million for the first quarter of 1998, compared to the first quarter of 1997. Shipments increased 2.6 percent to 409,700 tons in the first quarter of 1998, compared to the first quarter of 1997. The increase in sales and shipments was primarily the result of increased shipments of welded pipe products by the Oregon Steel Division, offset in part by reduced seamless pipe shipments by the RMSM Division.

      The consolidated average selling prices increased $33 per ton to $544 per ton in the first quarter of 1998, compared to the first quarter of 1997. The increase in consolidated average selling price was primarily due to increased average selling prices and shipments of welded pipe products which generally have the highest selling prices of any of the Company's products. Of the $16.3 million sales increase, $13.5 million was the result of higher average selling prices and $5.3 million was from volume increases, offset by the non-recurring $2.5 million of insurance proceeds received in the first quarter of 1997, resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the RMSM Division.

      The Oregon Steel Division shipped 174,700 tons of product at an average selling price of $709 per ton for the first quarter of 1998, compared to 151,400 tons of product at an average selling price of $630 per ton for the first quarter of 1997. The increase in shipments and average selling price are attributable to strong demand in the United States and Canada for the large diameter line pipe manufactured by the Napa and Camrose Pipe Mills. Welded pipe shipments increased at the Napa Pipe Mill to 66,400 tons in the first quarter of 1998, compared to 35,100 tons in the first quarter of 1997 and at the Camrose Pipe Mill to 64,800 tons in the first quarter of 1998, compared to 47,600 tons in the first quarter of 1997.

      The RMSM Division shipped 235,000 tons of product at an average selling price of $422 per ton for the first quarter of 1998, compared to 248,000 tons of product at an average selling price of $438 per ton for the first quarter of 1997. Although the average selling price for rail, seamless pipe, rod and semifinished products were higher in the first quarter 1998 compared to the first quarter 1997, the average selling price at the RMSM Division decreased
$16 per ton. The decrease in shipments and average selling price were due to decreased shipments of seamless pipe and wire products. Seamless pipe products generally have the highest selling price of any of RMSM Division's products. Seamless pipe shipments decreased to 19,200 tons in the first quarter of 1998, compared to 33,200 tons in the first quarter of 1997, primarily due to the continuing recovery of production capacity to pre-strike levels. The division sold its wire operations in June 1997.

      Gross profit for the first quarter of 1998 was $27.7 million or 12.4 percent compared to $29.5 million or 13.2 percent (excluding insurance proceeds) for the first quarter of 1997. The gross profit decline in 1998 compared to 1997 was due to higher manufacturing costs for plate and welded pipe products as a result of the continuing ramp up of the new steckel plate rolling mill ("Combination Mill") at the Portland Mill. During the first quarter of 1998, the Combination Mill produced 155,000 tons compared to 110,600 tons produced on the old mill in the first quarter of 1997. Gross profit was also negatively impacted by higher than normal manufacturing costs and reduced production and shipments of RMSM as a result of the strike by the Union (see Note 6 to the Consolidated Financial Statements). These gross profit declines were partially offset by higher average selling prices and shipments of welded pipe at the Oregon Steel Division and higher average selling prices as noted above and increased shipments of rail and semifinished products at the RMSM Division.

      Selling, general and administrative ("SG&A") expenses for the first quarter of 1998 increased $1.5 million from the corresponding 1997 period and increased as a percentage of sales to 6.3 percent in the first quarter of 1998, from 6.0 percent for the corresponding 1997 period. The increase is due to increased shipping costs at the Oregon Steel Division as a result of increased tons shipped in the first quarter of 1998 compared to the first quarter of 1997 and increased costs associated with the labor dispute at RMSM.

                            OREGON STEEL MILLS, INC.

      Profit participation expense was $140,000 for the first quarter of 1998 compared to $1.2 million in the corresponding 1997 period reflecting the decreased profitability in 1998 versus 1997.

      Total interest cost for the first quarter of 1998 was $9.8 million compared to $9.4 million for the corresponding 1997 period. The higher interest cost is primarily the result of additional debt incurred to fund the capital improvement program. Capitalized interest for the first quarter of 1998 was $295,000 compared to $6.6 million for the corresponding 1997 period. The reduced capitalization is a result of the Combination Mill being put into service on January 1, 1998.

      The Company's effective income tax rates were 36 and 37 percent for the three month period ended March 31, 1998 and 1997, respectively.

Liquidity and Capital Resources
-------------------------------

      Cash flow from operations for the three month period ended March 31, 1998, was $25.0 million compared to $16.3 million in the first quarter of 1997. The major items affecting this $8.7 million increase were decreased refundable income taxes ($5.6 million), increased depreciation and amortization ($3.4 million), and increased accounts payable versus a decrease in 1997 ($12.4 million). These increases were offset by decreased net income ($5.3 million) and a larger increase in accounts receivable ($6.9 million).

      Net working capital at March 31, 1998 decreased $6.9 million compared to December 31, 1997 reflecting a $10.4 million increase in current liabilities offset by a $3.5 million increase in current assets. The increase in current liabilities was primarily due to increased accrued interest expense related to the Company's long-term debt.

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

     The Company maintains a $125 million revolving credit facility ("Amended Credit Agreement") which expires June 11, 1999, and may be drawn upon based on the Company's accounts receivable and inventory balances. The Amended Credit Agreement is collateralized by substantially all of the Company's consolidated inventory and accounts receivable, except those of Camrose. Amounts outstanding under the Amended Credit Agreement are guaranteed by the Guarantors. The Amended Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio. As of March 31, 1998, $86.2 million was outstanding under the Amended Credit Agreement.

      Term debt of $67.5 million was incurred by CF&I as part of the purchase price of the Pueblo steel mill on March 3, 1993. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent. As of March 31, 1998, the outstanding balance on the debt was $45.6 million, of which $34.7 million was classified as long-term.

      The Company has uncollateralized and uncommitted revolving lines of credit with two banks which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At March 31, 1998, $5.7 million was restricted under outstanding letters of credit.

                            OREGON STEEL MILLS, INC.

      Camrose maintains a $15 million (Canadian dollars) revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose and borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. The facility expires on December 30, 1999. As of March 31, 1998, Camrose had $1.8 outstanding under the facility.

      The Company anticipates that its needs for working capital and capital expenditures through 1998 will be met from existing cash balances, funds generated from operations and available borrowings under its Amended Credit Facility.

      CAPITAL EXPENDITURES. During the first three months of 1998 the Company expended approximately $2.6 million (exclusive of capitalized interest) on capital projects at the RMSM Division and $6.5 million (exclusive of capitalized interest) on capital projects at the Oregon Steel Division.



Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None.

                            OREGON STEEL MILLS, INC.

PART II  OTHER INFORMATION

Item 1.       Legal Proceedings
              -----------------

              See discussion of labor dispute in Note 6 to the Consolidated Financial Statements and incorporated by reference herein.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              The Annual Meeting of Stockholders of the Company was held on April 30, 1998.

              At the meeting, the following nominees were approved by the stockholders as Class A directors. The corresponding number of votes set opposite their respective names were:

               Name of Nominee      Yes Votes       Withheld Authority to Vote
               ---------------      ----------      --------------------------

               Joe E. Corvin        23,100,371               362,274
               V. Neil Fulton       22,999,621               463,024
               Robert W. Keener     23,100,000               362,645
               John A. Sproul       22,993,076               469,569


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)   Exhibits
                   27.0     Financial Data Schedule

        (b)   Reports on Form 8-K

              None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OREGON STEEL MILLS, INC.




Date:   May 14 1998                         /s/ Christopher D. Cassard
                                         ---------------------------------
                                             Christopher D. Cassard
                                              Corporate Controller
                                          (Principal Accounting Officer)