Form 10-Q
period 1998-06-30
OREGON STEEL MILLS INC
filed 1998-08-11
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1998
                               -----------------------------------------------

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
                                               Yes   X   No
                                                   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 Par Value                            25,776,804
    ----------------------------                   ----------------------------
               Class                               Number of Shares Outstanding
                                                     (as of July 31, 1998)

                            OREGON STEEL MILLS, INC.
                                      INDEX



                                                                          Page
                                                                          ----
PART I.   FINANCIAL  INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                       June 30, 1998 (unaudited)
                       and December 31, 1997..................................2

                    Consolidated Statements of Income (unaudited)
                       Three months and six months ended June 30, 1998
                       and 1997 ..............................................3

                    Consolidated Statements of Cash Flows (unaudited)
                       Six months ended June 30, 1998
                       and 1997 ..............................................4

                    Notes to Consolidated Financial
                       Statements (unaudited).............................5 - 6

          Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations...............7 - 10


PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K.........................11


SIGNATURES ..................................................................11



                                  OREGON STEEL MILLS, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                       (In thousands)



                                                                 June 30,
                                                                   1998          December 31,
                                                                (Unaudited)          1997
                                                             --------------     -------------


                                              ASSETS
Current assets:
     Cash and cash equivalents                              $    9,896            $     570
     Trade accounts receivable, net                             93,619               83,219
     Inventories                                               165,068              148,548
     Deferred tax asset                                         17,261               17,262
     Other                                                       5,849               13,219
                                                            ----------            ---------
            Total current assets                               291,693              262,818
                                                            ----------            ---------

Property, plant and equipment:
     Land and improvements                                      28,760               28,782
     Buildings                                                  49,204               46,805
     Machinery and equipment                                   742,322              422,179
     Construction in progress                                   20,331              329,198
                                                            ----------             ---------
                                                               840,617              826,964
     Accumulated depreciation                                 (185,761)            (166,485)
                                                            ----------            ---------
                                                               654,856              660,479
                                                            ----------            ---------
Excess of cost over net assets acquired                         36,055               36,590
Other assets                                                    28,365               26,733
                                                            ----------            ---------
                                                            $1,010,969            $ 986,620
                                                            ==========            =========

                                          LIABILITIES
Current liabilities:
     Current portion of long-term debt                      $    7,801            $   7,373
     Accounts payable                                          110,963               97,860
     Accrued expenses                                           37,748               42,263
                                                            ----------            ---------
          Total current liabilities                            156,512              147,496
Long-term debt                                                 377,847              367,473
Deferred employee benefits                                      19,978               21,018
Environmental liability                                         34,801               34,801
Deferred income taxes                                           35,427               31,641
                                                            ----------            ---------
                                                               624,565              602,429
                                                            ----------            ---------
Minority interests                                              37,644               35,184
                                                            ----------            ---------
Contingencies (Note 6)

                                         STOCKHOLDERS'
                                            EQUITY
Common stock                                                       258                  257
Additional paid-in capital                                     227,584              226,085
Retained earnings                                              127,209              127,984
Cumulative foreign currency translation adjustment              (6,291)              (5,319)
                                                            ----------            ---------
                                                               348,760              349,007
                                                            ----------            ---------
                                                            $1,010,969            $ 986,620
                                                            ==========            =========


                    The accompanying notes are an integral part of the consolidated financial statements.



                                              OREGON STEEL MILLS, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands, except tonnage and per share amounts)
                                                     (Unaudited)


                                                      Three Months Ended         Six Months Ended
                                                            June 30,                 June 30,
                                                    ----------------------    ----------------------
                                                        1998        1997         1998         1997
                                                    ---------    ---------    ---------    ---------

Sales                                               $ 229,550    $ 204,419    $ 452,553    $ 411,083
Costs and expenses:
     Cost of sales                                    202,352      173,886      397,636      351,079
     Selling, general and
        administrative expenses                        13,489       12,356       27,438       24,851
     Profit participation                                 582        1,601          722        2,808
                                                    ---------    ---------    ---------    ---------
           Operating income                            13,127       16,576       26,757       32,345
Other income (expense):
     Interest and dividend income                          56          115          158          194
     Interest expense                                  (9,669)      (2,504)     (19,187)      (5,307)
     Minority interests                                (1,067)      (1,235)      (2,459)      (3,007)
     Other, net                                         5,004          351        4,983          354
                                                    ---------    ---------    ---------    ---------
        Income before income taxes                      7,451       13,303       10,252       24,579
Income tax expense                                     (2,795)      (5,077)      (3,809)      (9,231)
                                                    ---------    ---------    ---------    ---------
        Net income                                  $   4,656    $   8,226    $   6,443    $  15,348
                                                    =========    =========    =========    =========

Basic and diluted net income per
   share                                                 $.18         $.31         $.24         $.58

Dividends declared per common share                      $.14         $.14         $.28         $.28

Weighted average common shares
   and common share equivalents
   outstanding                                         26,375       26,292       26,361       26,292

Tonnage sold                                          411,600      402,400      821,300      801,700


                The accompanying notes are an integral part of the consolidated financial statements.



                                              OREGON STEEL MILLS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)


                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                                                        1998         1997
                                                                    ----------    -----------

Cash flows from operating activities:
   Net income                                                        $   6,443    $  15,348
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
          Depreciation and amortization                                 21,425       14,396
          Deferred income tax provision                                  4,488        1,922
          Gain on disposal of property, plant and equipment             (4,375)      (1,972)
          Minority interests' share of income                            2,459        3,007
          Other, net                                                    (1,364)       1,711
          Changes in current assets and liabilities                     (8,976)       8,261
                                                                     ---------    ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                          20,100       42,673
                                                                     ---------    ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                        (18,948)     (35,771)
     Proceeds from sale of property, plant and equipment                 4,834        5,760
     Other, net                                                           (275)         135
                                                                     ---------    ---------
     NET CASH USED BY INVESTING ACTIVITIES                             (14,389)     (29,876)
                                                                     ---------    ---------

Cash flows from financing activities:
     Net borrowings (payments) under Canadian bank
          revolving loan facility                                        8,988       (3,592)
     Proceeds from long-term bank debt                                 173,500      185,578
     Payments on long-term debt                                       (171,371)    (175,576)
     Dividends paid                                                     (7,218)      (7,194)
     Minority portion of subsidiary's distribution                           -       (3,484)
     Other, net                                                           (261)          (3)
                                                                     ---------    ---------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    3,638       (4,271)
                                                                     ---------    ---------

Effects of foreign currency exchange rate changes on cash                  (23)         (74)
                                                                     ---------    ---------
Net increase in cash and cash equivalents                                9,326        8,452
Cash and cash equivalents at beginning of period                           570          739
                                                                     ---------    ---------
Cash and cash equivalents at end of period                           $   9,896    $   9,191
                                                                     =========    =========

Supplemental disclosures of cash flow information:
   Cash paid for:
          Interest                                                   $  18,812    $  17,424
          Income taxes                                               $     141    $   5,028



NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

At June 30, 1998 and 1997, the Company had financed property, plant and equipment with accounts payable of $13.4 million and $21.0 million, respectively.

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

2.   Inventories
     -----------

     Inventories consist of:

                                             June30,             December 31,
                                              1998                   1997
                                          ----------             -----------
                                                    (In thousands)
       Raw materials                       $ 27,105                  $ 25,197
       Semifinished product                  56,119                    65,545
       Finished product                      57,826                    31,105
       Stores and operating supplies         24,018                    26,701
                                           --------                  --------
            Total inventory                $165,068                  $148,548
                                           ========                  ========


3.   Common Stock
     ------------

     On July 30, 1998, the Board of Directors declared a quarterly cash dividend of 14 cents per share to be paid August 28, 1998, to stockholders of record as of August 14, 1998.

4.   Net Income per Share
     --------------------

     Basic and diluted net income per share was as follows (in thousands, except per share amounts):

                                                       Three Months Ended June 30,          Six Months Ended June 30,
                                                       ---------------------------         --------------------------
                                                         1998               1997             1998              1997
                                                       -------            -------          -------           --------
       Weighted average number of
            common shares outstanding                   25,777             25,694           25,763            25,694
       Shares of common stock to be
            issued March 2003                              598                598              598               598
                                                       -------            -------          -------           -------
                                                        26,375             26,292           26,361            26,292
                                                       =======            =======          =======           =======
       Net income                                      $ 4,656            $ 8,226          $ 6,443           $15,348
                                                       =======            =======          =======           =======
       Basic and diluted net income
         per share                                     $   .18            $   .31          $   .24           $   .58
                                                       =======            =======          =======           =======


5.    Comprehensive Income
      --------------------


                                               Three Months Ended June 30,                 Six Months Ended June 30,
                                               ---------------------------                 -------------------------
                                                  1998              1997                    1998               1997
                                                --------           ------                  ------            -------
                                                      (In thousands)                             (In thousands)

       Net income                               $ 4,656            $8,226                  $6,443            $15,348
       Foreign currency translation
            adjustment                           (1,248)               61                    (972)              (338)
                                                -------            ------                  ------            -------
       Comprehensive income                     $ 3,408            $8,287                  $5,471            $15,010
                                                =======            ======                  ======            =======

6.   Contingencies
     -------------

     ENVIRONMENTAL. The Company's 87 percent owned New CF&I, Inc. subsidiary owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill ("Pueblo Mill"). The Company owns 4.3 percent of the remaining interest of CF&I. In connection with CF&I's acquisition of certain assets from CF&I Steel Corporation in 1993, CF&I established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year, post-closure permit with two ten-year renewals to CF&I which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At June 30, 1998, CF&I had a reserve of $34.8 million related to this remediation, of which $32.9 million is classified as non-current in the consolidated balance sheet.

     LABOR DISPUTE. The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union") initiated a strike at CF&I for approximately 1,060 bargaining unit employees at the Pueblo Mill. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Company was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees. By December 1997, CF&I had sufficient permanent replacement employees to reach full production capacity.

     On December 30, 1997, the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of June 1998, 90 former striking employees had returned to work as a result of their unconditional offer. Approximately 750 former striking workers remain unreinstated ("Unreinstated Employees").

     On February 27, 1998 the Regional Director of the National Labor Relations Board's Denver office issued a complaint against CF&I alleging violations of several provisions of the National Labor Relations Act. CF&I not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it is not obligated to displace the properly hired permanent replacement employees. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 600 workers. However, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

7.   New Accounting Standard
     -----------------------

     Currently, the Company has no significant derivative instruments and accordingly, the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS
              ------------------------------------------------------------
     133) issued by the Financial Accounting Standards Board (FASB) on June 15, 1998, is expected to have no significant effect on the Company's results of operations or its financial position.

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

     The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its subsidiaries ("Company"), wholly-owned Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), 87 percent owned New CF&I, Inc. ("New CF&I") which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") (dba Rocky Mountain Steel Mills). The Company owns 4.3 percent of the remaining interest in CF&I not owned by New CF&I.

     The Company is organized into two business units known as the Oregon Steel Division and the Rocky Mountain Steel Mills ("RMSM") Division. The Oregon Steel Division is centered on the Company's steel plate minimill in Portland, Oregon. In addition to the Portland steel mill, the Oregon Steel Division includes the Company's large diameter pipe finishing facility in Napa, California and the large diameter and electric resistance welded pipe facility in Camrose, Alberta. The RMSM Division consists of the steelmaking and finishing facilities of CF&I located in Pueblo, Colorado, as well as certain related operations.

Results of Operations
---------------------

The following table sets forth, by division, tonnage sold, sales and average selling price per ton:

                                                       Three Months Ended                       Six Months Ended
                                                            June 30,                                 June 30,
                                                    -------------------------            -------------------------------

                                                        1998            1997                   1998               1997
                                                    -----------        -------           -------------          --------

    Total tonnage sold:
         Oregon Steel Division:
              Plate                                      84,300         51,200                 142,300           119,900
              Welded pipe                               116,500         76,600                 233,200           159,300
                                                       --------       --------                --------          --------
                   Total Oregon Steel Division          200,800        127,800                 375,500           279,200
                                                       --------       --------                --------          --------
         RMSM Division:
              Rail                                       84,800        104,300                 183,000           199,000
              Rod, Bar and Wire                          88,900        123,500                 185,200           236,000
              Seamless Pipe                              23,800         34,700                  43,100            67,900
              Semifinished                               13,300         12,100                  34,500            19,600
                                                       --------       --------                --------          --------
                   Total RMSM Division                  210,800        274,600                 445,800           522,500
                                                       --------       --------                --------          --------
         Total                                          411,600        402,400                 821,300           801,700
                                                       ========       ========                ========          ========

    Sales (in thousands):
         Oregon Steel Division                         $139,603       $ 84,870                $263,476          $180,314
         RMSM Division                                   89,947        119,549                 189,077           230,769  (1)
                                                       --------       --------                --------          --------
                   Total                               $229,550       $204,419                $452,553          $411,083
                                                       ========       ========                ========          ========

    Average selling price per ton:
         Oregon Steel Division                             $695           $664                    $702              $646
         RMSM Division                                     $427           $435                    $424              $437  (2)
                   Average                                 $558           $508                    $551              $510  (2)

    (1) Includes insurance proceeds of approximately $2.5 million as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing RMSM.

    (2) Excludes insurance proceeds referred to in Note (1) above.


                            OREGON STEEL MILLS, INC.

      Sales increased 12.3 percent to $229.6 million in the second quarter of 1998 and increased 10.1 percent to $452.6 million for the first six months of 1998, compared to the corresponding 1997 periods. Shipments increased 2.3 percent to 411,600 tons in the second quarter of 1998 and increased 2.4 percent to 821,300 tons in the first six months of 1998, compared to the corresponding 1997 periods. The increase in sales and shipments was primarily due to increased shipments of plate and welded pipe manufactured by the Oregon Steel Division, offset in part by a decline in shipments of finished products by the RMSM Division.

      The consolidated average selling price increased $50 to $558 per ton for the second quarter of 1998 and increased $41 to $551 per ton for the first six months of 1998, compared to the corresponding 1997 periods. The increase in consolidated average selling price was primarily due to increased average selling prices and shipments of welded pipe products which generally have the highest selling prices of any of the Company's products and higher average selling prices on rail products (due to improved product mix), partially offset by lower average selling prices for the Company's rod and seamless pipe products. Of the $25.1 million sales increase in the second quarter of 1998, $4.7 million was the result of volume increases and $20.4 million resulted from higher average selling prices. Of the $41.5 million sales increase for the first six months of 1998, $34.0 million was the result of higher average selling prices, $10.0 million was the result of volume increases, offset by $2.5 million from the proceeds of an insurance settlement in 1997.

      The Oregon Steel Division shipped 200,800 and 375,500 tons of product at an average selling price of $695 and $702 per ton for the three month and six month periods ended June 30, 1998, respectively, compared to 127,800 and 279,200 tons of product at an average selling price of $664 and $646 per ton during the corresponding 1997 periods. The increase in shipments and average selling price are attributable to stronger demand in the United States and Canada for the large diameter line pipe manufactured by the Napa and Camrose pipe mills. Welded pipe shipments from the Napa and Camrose pipe mills were 116,500 and 233,200 tons in the three month and six month periods ended June 30, 1998, respectively, compared to 76,600 and 159,300 tons in corresponding 1997 periods.

      The RMSM Division shipped 210,800 and 445,800 tons at an average selling price of $427 and $424 per ton during the three month and six month periods ended June 30, 1998, respectively, compared to 274,600 and 522,500 tons of product at an average selling price of $435 and $437 per ton during the corresponding 1997 periods. The decrease in shipments was primarily due to the strike by the Union (see Note 6 to the Consolidated Financial Statements), an extensive power outage in May 1998, which affected the division's steelmaking volumes, and by a softening of demand for the division's seamless pipe and rod products. In addition, rail shipments were reduced during the second quarter of 1998 as a result of an equipment failure in the rail mill. The decrease in average selling price was primarily due to decreased shipments of rail, seamless pipe and wire products and a weakening market for seamless pipe and rod products. Seamless pipe products generally have the highest selling price of any of RMSM Division's products. Seamless pipe shipments decreased to 23,800 and 43,100 tons for the three and six month periods ended June 30, 1998, respectively, compared to 34,700 and 67,900 tons for the corresponding 1997 periods. The division sold its wire operations in June 1997.

      Gross profit for the three month and six month periods ended June 30, 1998 was 11.8 and 12.1 percent, respectively, compared to 14.9 and 14.1 percent (excluding insurance proceeds) for the corresponding 1997 periods. The gross profit decline in 1998 compared to 1997 was due to higher than normal manufacturing costs and reduced production and shipments at RMSM as a result of the strike by the Union, the May 1998 power outage, the equipment failure in the rail mill in the second quarter of 1998, and by a softening of demand for seamless pipe and rod products. Gross profit was also negatively impacted by higher manufacturing costs for plate and welded pipe products as a result of unscheduled equipment delays on the new steckel plate rolling mill
("Combination Mill") at the Portland Mill. During the three and six month periods ended June 30, 1998, the Combination Mill produced 141,900 and 296,900 tons, respectively, compared to 89,900 and 200,400 tons produced on the old mill in the corresponding 1997 periods.

                            OREGON STEEL MILLS, INC.



       Selling, general and administrative expenses for the three and six month periods ended June 30, 1998 increased $1.1 million and $2.6 million, respectively, from the corresponding 1997 periods, and changed as a percentage of sales from 6.0 percent in the three and six month periods ended June 30, 1997, to 5.9 and 6.1 percent for the corresponding 1998 periods. The dollar amount increase was primarily due to costs specifically related to the labor dispute with the Union at RMSM and increased shipping expense as a result of increased tons shipped in the three and six month periods ended June 30, 1998 compared to the corresponding 1997 periods.

      Profit participation expense was $582,000 and $722,000 for the three and six month periods ended June 30, 1998, compared to $1.6 million and $2.8 million for the corresponding 1997 periods. The decrease reflects the decreased profitability of the Company in 1998.

      Total interest cost for the three and six month periods ended June 30, 1998 was $10.0 million and $19.8 million, respectively, compared to $9.4 million and $18.8 million for the corresponding 1997 periods. The higher interest cost is primarily the result of additional debt incurred to fund the capital improvement program. Capitalized interest for the three and six month periods ended June 30, 1998 was $341,000 and $635,000, respectively, compared to $6.9 million and $13.5 million for the corresponding 1997 periods. The reduced capitalization is the result of the Combination Mill being put into service on January 1, 1998.

      Other income, net for the three and six month periods ended June 30, 1998 was $5.0 million compared to $351,000 and $354,000 for the corresponding 1997 periods. The increase was due to a $4.5 million gain on the sale of the Pueblo Railroad Service, a rail welding business, recorded in the second quarter of 1998.

      The Company's effective income tax rates were 38 and 37 percent for the three and six month periods ended June 30, 1998, respectively, compared to 38 percent for the corresponding 1997 periods.

Liquidity and Capital Resources
-------------------------------

      Cash flow from operations for the six months ended June 30, 1998 was $20.1 million compared to $42.7 million in the corresponding 1997 period. The major items affecting this $22.6 million decrease were decreased net income ($8.9 million), an increase in accounts receivable versus a decrease in 1997 ($24.5 million), a larger increase in inventories ($7.7 million), and a decrease in accrued expenses versus an increase in 1997 ($9.6 million). These cash uses were partially offset by increased depreciation and amortization ($7.0 million) and an increase in accounts payable ($16.9 million).

      Net working capital at June 30, 1998 increased $19.9 million compared to December 31, 1997 reflecting a $28.9 million increase in current assets offset by a $9.0 million increase in current liabilities. The increase in current assets was primarily due to increased accounts receivable and inventories related to the higher sales in the second quarter of 1998 versus the fourth quarter of 1997.

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

                            OREGON STEEL MILLS, INC.

     The Company maintains a $125 million revolving credit facility ("Amended Credit Agreement") which expires June 11, 1999, and may be drawn upon based on the Company's accounts receivable and inventory balances. The Amended Credit Agreement is collateralized by substantially all of the Company's consolidated inventory and accounts receivable, except those of Camrose. Amounts outstanding under the Amended Credit Agreement are guaranteed by the Guarantors. The Amended Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio. As of June 30, 1998, $94.0 million was outstanding under the Amended Credit Agreement.

      Term debt of $67.5 million was incurred by CF&I as part of the purchase price of the Pueblo steel mill on March 3, 1993. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent. As of June 30, 1998, the outstanding balance on the debt was $42.5 million, of which $34.7 million was classified as long-term.

      The Company has uncollateralized and uncommitted revolving lines of credit with two banks which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At June 30, 1998, $7.7 million was restricted under outstanding letters of credit.

      Camrose maintains a $15 million (Canadian dollars) revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose and borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. The facility expires on December 30, 1999. As of June 30, 1998, Camrose had $14.2 million outstanding under the facility.

      The Company anticipates that its needs for working capital and capital expenditures through 1998 will be met from existing cash balances, funds generated from operations and available borrowings under its Amended Credit Facility.

      CAPITAL EXPENDITURES. During the first six months of 1998 the Company expended approximately $4.5 million (exclusive of capitalized interest) on capital projects at the RMSM Division and $13.8 million (exclusive of capitalized interest) on capital projects at the Oregon Steel Division.



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

                                         OREGON STEEL MILLS, INC.




Date:   August  11, 1998                   /s/ Christopher D. Cassard
                                         ---------------------------------
                                              Christopher D. Cassard
                                               Corporate Controller
                                           (Principal Accounting Officer)