Form 10-Q
period 1998-09-30
OREGON STEEL MILLS INC
filed 1998-11-12
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1998
                               -----------------------------------------------

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
                                               Yes   X   No
                                                   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 Par Value                            25,776,804
    ----------------------------                   ----------------------------
               Class                               Number of Shares Outstanding
                                                     (as of October 31, 1998)

                            OREGON STEEL MILLS, INC.
                                      INDEX



                                                                          Page
                                                                          ----
PART I. FINANCIAL  INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets
                   September 30, 1998 (unaudited)
                   and December 31, 1997.......................................2

                Consolidated Statements of Income (unaudited)
                   Three months and nine months ended September 30, 1998
                   and 1997 ...................................................3

                Consolidated Statements of Cash Flows (unaudited)
                   Nine months ended September 30, 1998
                   and 1997 ...................................................4

                Notes to Consolidated Financial
                   Statements (unaudited)..................................5 - 7

        Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................8 - 12


PART II.  OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K............................13


SIGNATURES ...................................................................13



                                              OREGON STEEL MILLS, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)


                                                             September 30,
                                                                 1998               December 31,
                                                              (Unaudited)              1997
                                                             -------------          ------------
                                             ASSETS
Current assets:
     Cash and cash equivalents                                 $    8,970            $     570
     Trade accounts receivable, net                               119,355               83,219
     Inventories                                                  153,234              148,548
     Deferred tax asset                                            17,261               17,262
     Other                                                          6,984               13,219
                                                               ----------            ---------
            Total current assets                                  305,804              262,818
                                                               ----------            ---------

Property, plant and equipment:
     Land and improvements                                         28,754               28,782
     Buildings                                                     49,301               46,805
     Machinery and equipment                                      747,733              422,179
     Construction in progress                                      16,117              329,198
                                                               ----------            ---------
                                                                  841,905              826,964
     Accumulated depreciation                                    (196,015)            (166,485)
                                                               ----------            --------
                                                                  645,890              660,479
                                                               ----------            ---------
Excess of cost over net assets acquired                            35,770               36,590
Other assets                                                       28,124               26,733
                                                               ----------            ---------
                                                               $1,015,588            $ 986,620
                                                               ==========            =========

                                             LIABILITIES
Current liabilities:
     Current portion of long-term debt                              7,164            $   7,373
     Accounts payable                                             114,725               97,860
     Accrued expenses                                              42,265               42,263
                                                               ----------            ---------
          Total current liabilities                               164,154              147,496
Long-term debt                                                    363,667              367,473
Deferred employee benefits                                         20,241               21,018
Environmental liability                                            34,801               34,801
Deferred income taxes                                              39,499               31,641
                                                               ----------            ---------
                                                                  622,362              602,429
                                                               ----------            ---------
Minority interests                                                 39,765               35,184
                                                               ----------            ---------
Contingencies (Note 6)

                                                STOCKHOLDERS'
                                                   EQUITY
Common stock                                                          257                  257
Additional paid-in capital                                        227,584              226,085
Retained earnings                                                 133,589              127,984
Cumulative foreign currency translation adjustment                 (7,969)              (5,319)
                                                               ----------            ---------
                                                                  353,461              349,007
                                                               ----------            ---------
                                                               $1,015,588            $ 986,620
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



                                              OREGON STEEL MILLS, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands, except tonnage and per share amounts)
                                                     (Unaudited)

                                                   Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                -----------------------    ------------------------
                                                    1998         1997         1998          1997
                                                ----------    ---------    ---------      ---------

Sales                                            $ 255,187    $213,597      $707,739       $624,679
Costs and expenses:
     Cost of sales                                 218,347     177,997       615,982        529,075
     Settlement of litigation                       (7,037)         --        (7,037)            --
     Selling, general and
        administrative expenses                     14,346      12,937        41,783         37,788
     Profit participation and
        ESOP Contribution                            1,685       2,649         2,408          5,457
                                                 ---------    --------      --------       --------
           Operating income                         27,846      20,014        54,603         52,359
Other income (expense):
     Interest and dividend income                      170          28           328            222
     Interest expense                               (9,855)     (2,462)      (29,043)        (7,769)
     Minority interests                             (2,122)     (3,526)       (4,581)        (6,533)
     Other, net                                        251       2,955         5,234          3,309
                                                 ---------    --------      --------       --------
        Income before income taxes                  16,290      17,009        26,541         41,588
Income tax expense                                  (6,302)     (6,571)      (10,111)       (15,802)
                                                 ---------    --------      --------       --------
        Net income                               $   9,988    $ 10,438      $ 16,430       $ 25,786
                                                 =========    ========      ========       ========

Basic and diluted net income per
   share                                              $.38        $.40          $.62           $.98

Dividends declared per common share                   $.14        $.14          $.42           $.42

Weighted average common shares
   and common share equivalents
   outstanding                                      26,375      26,292        26,363         26,292

 Tonnage sold                                      471,500     402,200     1,292,700      1,203,900


         The accompanying notes are an integral part of the consolidated financial statements.


                                              OREGON STEEL MILLS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                         --------------------------------
                                                                             1998                 1997
                                                                         -----------           ----------
Cash flows from operating activities:
   Net income                                                              $  16,430           $  25,786
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
          Depreciation and amortization                                       32,499              21,687
          Deferred income tax provision                                        9,745               4,590
          Gain on disposal of property, plant and equipment                   (4,501)             (7,786)
          Minority interests' share of income                                  4,581               6,533
          Other, net                                                          (1,725)              5,808
          Changes in current assets and liabilities                          (16,758)             22,740
                                                                           ---------           ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                40,271              79,358
                                                                           ---------           ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                              (21,324)            (66,138)
     Proceeds from sale of property, plant and equipment                       4,834              14,424
     Other, net                                                                 (624)                 61
                                                                           ---------           ---------
     NET CASH USED BY INVESTING ACTIVITIES                                   (17,114)            (51,653)
                                                                           ---------           ---------

Cash flows from financing activities:
     Net borrowings (payments) under Canadian bank
          revolving loan facility                                              8,695              (5,778)
     Proceeds from long-term bank debt                                       312,600             299,977
     Payments on long-term debt                                             (324,573)           (305,007)
     Dividends paid                                                          (10,826)            (10,791)
     Minority portion of subsidiary's distribution                                 -              (5,502)
     Other, net                                                                 (324)                235
                                                                           ---------           ---------
     NET CASH USED BY FINANCING ACTIVITIES                                   (14,428)            (26,866)
                                                                           ---------           ---------

Effects of foreign currency exchange rate changes on cash                       (329)                (92)
                                                                           ---------           ---------
Net increase in cash and cash equivalents                                      8,400                 747
Cash and cash equivalents at beginning of period                                 570                 739
                                                                           ---------           ---------
Cash and cash equivalents at end of period                                 $   8,970           $   1,486
                                                                           =========           =========

Supplemental disclosures of cash flow information:
   Cash paid for:
          Interest                                                         $  23,782           $  21,201
          Income taxes                                                     $     562           $   7,224



NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

At September 30, 1998 and 1997, the Company had financed property, plant and equipment with accounts payable of $13.3 million and $14.7 million, respectively.

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

2.   Inventories
     -----------

     Inventories consist of:

                                             September 30,        December 31,
                                                 1998                 1997
                                             -------------        ------------
                                                      (In thousands)
       Raw materials                            $ 15,518            $ 25,197
       Semifinished product                       74,493              65,545
       Finished product                           39,415              31,105
       Stores and operating supplies              23,808              26,701
                                                --------            --------
            Total inventory                     $153,234            $148,548
                                                ========            ========


3.   Common Stock
     ------------

     On October 29, 1998, the Board of Directors declared a quarterly cash dividend of 14 cents per share to be paid November 27, 1998, to stockholders of record as of November 13, 1998.

4.   Net Income per Share
     --------------------

     Basic and diluted net income per share was as follows (in thousands, except per share amounts):

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                           -----------------------         --------------------
                                                              1998         1997              1998        1997
                                                           ---------      --------         --------     -------

       Weighted average number of
          common shares outstanding                          25,777         25,694          25,765       25,694
       Shares of common stock to be
          issued March 2003                                     598            598             598          598
                                                            -------        -------         -------      -------
                                                             26,375         26,292          26,363       26,292
                                                            =======        =======         =======      =======
       Net income                                           $ 9,988        $10,438         $16,430      $25,786
                                                            =======        =======         =======      =======
       Basic and diluted net income
          per share                                            $.38           $.40            $.62         $.98
                                                               ====           ====            ====         ====


5.    Comprehensive Income
      --------------------


                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                   September 30,
                                                     ------------------------         ------------------------
                                                      1998            1997               1998           1997
                                                     -------        -------            --------       --------
                                                          (In thousands)                    (In thousands)


       Net income                                    $ 9,988        $10,438            $16,430        $25,786
       Foreign currency translation
            adjustment                                (1,678)           (43)            (2,650)          (381)
                                                     -------        -------            -------        -------
       Comprehensive income                          $ 8,310        $10,395            $13,780        $25,405
                                                     =======        =======            =======        =======


6.   Contingencies
     -------------

     ENVIRONMENTAL. The Company's 87 percent owned New CF&I, Inc. subsidiary owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill ("Pueblo Mill"). The Company owns 4.3 percent of the remaining interest of CF&I. In connection with CF&I's acquisition of certain assets from CF&I Steel Corporation in 1993, CF&I established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year, post-closure permit with two ten-year renewals to CF&I which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At September 30, 1998, CF&I had a reserve of $34.3 million related to this remediation, of which $32.9 million is classified as non-current in the consolidated balance sheet.

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

     On December 30, 1997, the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of September 1998, 90 former striking employees had returned to work as a result of their unconditional offer. Approximately 750 former striking workers remain unreinstated ("Unreinstated Employees").

     On February 27, 1998 the Regional Director of the National Labor Relations Board's Denver office issued a complaint against CF&I alleging violations of several provisions of the National Labor Relations Act. CF&I not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it is not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge. Testimony and other evidence has been and will be presented on various scheduled hearing dates through at least early 1999. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 500 workers. However, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

     EARLY RETIREMENT OFFERING. The Company has offered an early retirement package to certain management employees at CF&I. Depending on the number of employees who accept the package, the Company expects to record a net charge to earnings in the range of $1 million to $2 million during the fourth quarter of 1998.

7.   New Accounting Standard
     -----------------------

     Currently, the Company has no significant derivative instruments and accordingly, the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS
     133) issued by the Financial Accounting Standards Board (FASB) on June 15, 1998, is expected to have no significant effect on the Company's results of operations or its financial position.

8.   Settlement of Litigation
     ------------------------

     During the third quarter of 1998, the Company recorded in operating income a $7.0 million gain resulting from a litigation settlement with certain graphite electrode suppliers.

                            OREGON STEEL MILLS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following information contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; potential equipment malfunction, automated systems design and programming difficulties related to year 2000, work stoppages, and plant construction and repair delays.

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

Results of Operations
---------------------

The following table sets forth by division tonnage sold, sales and average selling price per ton:

                                                       Three Months Ended                     Nine Months Ended
                                                          September 30,                         September 30,
                                                       -----------------------           ----------------------------
                                                         1998           1997                1998               1997
                                                       --------        -------           ---------           --------
    Total tonnage sold:
         Oregon Steel Division:
              Plate and coil                            113,300         40,800             255,600            160,600
              Welded pipe                               134,800        100,300             367,900            259,600
                                                       --------       --------           ---------          ---------
                   Total Oregon Steel Division          248,100        141,100             623,500            420,200
                                                       --------       --------           ---------          ---------
         RMSM Division:
              Rail                                      121,400        100,900             304,400            299,900
              Rod, Bar and Wire                          82,000        119,200             267,200            355,200
              Seamless Pipe                              19,400         39,100              62,500            107,000
              Semifinished                                  600          1,900              35,100             21,600
                                                       --------       --------           ---------          ---------
                   Total RMSM Division                  223,400        261,100             669,200            783,700
                                                       --------       --------           ---------          ---------
         Total                                          471,500        402,200           1,292,700          1,203,900
                                                       ========       ========           =========          =========

    Sales (in thousands):
         Oregon Steel Division                         $160,421       $ 95,498            $423,897          $ 275,812
         RMSM Division                                   94,766        118,099             283,842            348,867(1)
                                                       --------       --------            --------          ---------
                   Total                               $255,187       $213,597            $707,739          $ 624,679
                                                       ========       ========            ========          =========

    Average selling price per ton:
         Oregon Steel Division                             $647           $677                $680               $656
         RMSM Division                                     $424           $452                $424               $442(2)
                   Average                                 $541           $531                $547               $517(2)

    (1) Includes insurance proceeds of approximately $2.5 million as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing RMSM.

    (2) Excludes insurance proceeds referred to in Note (1) above.

                            OREGON STEEL MILLS, INC.

      Sales increased 19.5 percent to $255.2 million in the third quarter of 1998 and increased 13.3 percent to $707.7 million for the first nine months of 1998, compared to the corresponding 1997 periods. Shipments increased 17.2 percent to 471,500 tons in the third quarter of 1998 and increased 0.7 percent to 1,292,700 tons in the first nine months of 1998, compared to the corresponding 1997 periods. The increase in sales and shipments was primarily due to increased shipments of plate, coil and welded pipe manufactured by the Oregon Steel Division, offset in part by a decline in shipments of seamless pipe, rod and bar products by the RMSM Division.

      The consolidated average selling price increased $10 to $541 per ton for the third quarter of 1998 and increased $30 to $547 per ton for the first nine months of 1998, compared to the corresponding 1997 periods. The increase in consolidated average selling price was primarily due to increased average selling prices and shipments of welded pipe products which generally have the highest selling prices of any of the Company's products, partially offset by lower average selling prices for the Company's commodity plate, rod and seamless pipe products. Of the $41.6 million sales increase in the third quarter of 1998, $36.8 million was the result of volume increases and $4.8 million resulted from higher average selling prices. Of the $83.1 million sales increase for the first nine months of 1998, $39.7 million was the result of higher average selling prices, and $45.9 million was the result of volume increases, offset by $2.5 million from the proceeds of an insurance settlement in 1997.

      The Oregon Steel Division shipped 248,100 and 623,500 tons of product at an average selling price of $647 and $680 per ton for the three month and nine month periods ended September 30, 1998, respectively, compared to 141,100 and 420,200 tons of product at an average selling price of $677 and $656 per ton during the corresponding 1997 periods. The increase in shipments was attributable to increased plate and coil production from the new steckel plate rolling mill ("Combination Mill") at the Portland Mill and stronger demand in the United States and Canada for the large diameter line pipe manufactured by the Napa and Camrose pipe mills. During the three and nine month periods ended September 30, 1998, the Combination Mill produced 187,200 and 488,100 tons, respectively, compared to 76,000 and 281,900 tons produced on the old mill in the corresponding 1997 periods. The decrease in average selling price for the third quarter of 1998 compared to the third quarter of 1997 was due to lower prices for commodity plate products and an increased percentage of shipments of non-prime plate to total shipments compared to the third quarter of 1997. The increase in average selling price for the nine months ended September 30, 1998 compared to the corresponding 1997 period was due to higher shipments and higher selling prices for welded pipe products manufactured by the Napa and Camrose pipe mills.

      The RMSM Division shipped 223,400 and 669,200 tons at an average selling price of $424 per ton during the three month and nine month periods ended September 30, 1998, respectively, compared to 261,100 and 783,700 tons of product at an average selling price of $452 and $442 per ton during the corresponding 1997 periods. The decrease in shipments during the third quarter of 1998 was primarily due to adverse market conditions for the division's seamless pipe and rod products. In order to mitigate the negative impact of these market conditions, during May of 1998 the division began reducing operations in the seamless and rod mills and increasing production of its rail product. Reduced seamless pipe shipments are due to the low levels of oil prices and a reduction in U.S. rig counts in 1998 compared to 1997. Shipments for the nine months ended September 30, 1998 have been negatively affected by the strike by the United Steelworkers of America ("Union") (see Note 6 to the Consolidated Financial Statements), a rail mill outage in April 1998, and a power outage in May 1998, which affected the division's steelmaking volumes. The decrease in average selling price was primarily due to decreased shipments of seamless pipe and wire products and the weakening market for seamless pipe and rod products. Seamless pipe products generally have the highest selling price of any of RMSM Division's products. Seamless pipe shipments decreased to 19,400 and 62,500 tons for the three and nine month periods ended September 30, 1998, respectively, compared to 39,100 and 107,000 tons for the corresponding 1997 periods. Pricing for the division's rod product has been severely impacted by the level of imported rod shipments entering the U.S. The division sold its wire operations in June 1997.

                            OREGON STEEL MILLS, INC.

      Gross profit for the three month and nine month periods ended September 30, 1998 was 14.4 and 13.0 percent, respectively, compared to 16.7 and 14.9 percent (excluding insurance proceeds) for the corresponding 1997 periods. The gross profit decline in 1998 compared to 1997 was due to higher than normal manufacturing costs and reduced production and shipments at RMSM as a result of the strike by the Union and by a softening of demand for seamless pipe and rod products. Gross profit was also negatively impacted by higher manufacturing costs for plate and welded pipe products as a result of unscheduled equipment delays on the Combination Mill.

       The Company expects that adverse market conditions for commodity plate, seamless pipe, and rod and bar products will continue through the fourth quarter and impact pricing and demand for these products. Operating results for the fourth quarter are expected to be negatively affected, but the volatility of the markets make it difficult to quantify. The Company anticipates that the average cost of its raw materials, including purchased semifinished steel, will remain low and partially offset negative pricing and demand. Additionally, the Company has offered an early retirement package to certain management employees at its RMSM division. Depending upon the number of employees who accept the package, the Company expects to record a net charge to earnings in the range of $1 million to $2 million during the fourth quarter of 1998.

      During the third quarter of 1998, the Company recorded in operating income a $7.0 million gain resulting from a litigation settlement with certain graphite electrode suppliers.

       Selling, general and administrative expenses for the three and nine month periods ended September 30, 1998 increased $1.4 million and $4.0 million, respectively, from the corresponding 1997 periods, and decreased as a percentage of sales from 6.1 and 6.0 percent in the three and nine month periods ended September 30, 1997, to 5.6 and 5.9 percent for the corresponding 1998 periods. The dollar amount increase was primarily due to costs specifically related to the labor dispute with the Union at RMSM and increased shipping expense as a result of increased tons shipped in the three and nine month periods ended September 30, 1998 compared to the corresponding 1997 periods.

      Profit participation expense was $1.7 million and $2.4 million for the three and nine month periods ended September 30, 1998, compared to $1.5 million and $4.3 million for the corresponding 1997 periods. The decrease for the three and nine months ended September 30, 1998 reflects the decreased profitability of the Company in 1998. The ESOP contribution was none for the three and nine month periods ended September 30, 1998, compared to $1.1 million for the corresponding 1997 periods. The decrease was related to the decreased profitability of the Company in 1998.

      Total interest cost for the three and nine month periods ended September 30, 1998 was $10.1 million and $29.9 million, respectively, compared to $9.5 million and $28.3 million for the corresponding 1997 periods. The higher interest cost is primarily the result of additional debt incurred to fund the capital improvement program. Capitalized interest for the three and nine month periods ended September 30, 1998 was $257,000 and $892,000, respectively, compared to $7.0 million and $20.5 million for the corresponding 1997 periods. The reduced capitalization is the result of the Combination Mill being put into service on January 1, 1998.

      Other income, net for the three and nine month periods ended September 30, 1998 was $251,000 and $5.2 million, respectively, compared to $3.0 million and $3.3 million for the corresponding 1997 periods. The decrease in the third quarter of 1998 compared to the third quarter of 1997 was due to a $3.0 million pre-tax gain on the sale of property and equipment recorded in the third quarter of 1997. The increase in the nine months ended September 30, 1998 compared to the corresponding 1997 period was due to a $4.5 million gain on the sale of the Pueblo Railroad Service, a rail welding business, recorded in 1998.

      The Company's effective income tax rates were 39 and 38 percent for the three and nine month periods ended September 30, 1998, respectively, compared to 39 and 38 percent for the corresponding 1997 periods.

                            OREGON STEEL MILLS, INC.


Liquidity and Capital Resources
-------------------------------

     Cash flow from operations for the nine months ended September 30, 1998 was $40.3 million compared to $79.4 million in the corresponding 1997 period. The major items affecting this $39.1 million decrease were decreased net income ($9.4 million), an increase in accounts receivable versus a decrease in 1997 ($60.9 million), and a smaller increase in accrued expenses ($10.6 million). These cash uses were partially offset by increased depreciation and amortization ($10.8 million) and an increase in accounts payable ($24.1 million).

     Net working capital at September 30, 1998 increased $26.3 million compared to December 31, 1997 reflecting a $43.0 million increase in current assets offset by a $16.7 million increase in current liabilities. The increase in current assets was primarily due to increased accounts receivable related to the higher sales in the third quarter of 1998 versus the fourth quarter of 1997.

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

     The Company maintains a $125 million revolving credit facility ("Amended Credit Agreement") which expires June 11, 1999, and may be drawn upon based on the Company's accounts receivable and inventory balances. The Amended Credit Agreement is collateralized by substantially all of the Company's consolidated inventory and accounts receivable, except those of Camrose. Amounts outstanding under the Amended Credit Agreement are guaranteed by the Guarantors. The Amended Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio. As of September 30, 1998, $84.2 million was outstanding under the Amended Credit Agreement.

     Term debt of $67.5 million was incurred by CF&I as part of the purchase price of the Pueblo steel mill on March 3, 1993. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent. As of September 30, 1998, the outstanding balance on the debt was $38.2 million, of which $31.0 million was classified as long-term.

     The Company has uncollateralized and uncommitted revolving lines of credit with two banks which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At September 30, 1998, $12.3 million was restricted under outstanding letters of credit.

     Camrose maintains a $15 million (Canadian dollars) revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose and borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. The facility expires on December 30, 1999. As of September 30, 1998, Camrose had $13.4 million outstanding under the facility.

     The Company anticipates that its needs for working capital and capital expenditures through 1998 will be met from existing cash balances, funds generated from operations and available borrowings under its Amended Credit Agreement.

     CAPITAL EXPENDITURES. During the first nine months of 1998 the Company expended approximately $5.0 million (exclusive of capitalized interest) on capital projects at the RMSM Division and $15.4 million (exclusive of capitalized interest) on capital projects at the Oregon Steel Division.

     YEAR 2000 ISSUES. As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has identified risks from, among other causes, failure of internally-developed or purchased software and hardware in its information technology (IT) systems, failure of process logic controller (PLC) components of manufacturing equipment, and business or service interruptions of certain key customers and suppliers. In mid-1997, the Company began to inventory critical systems, assess the exposure to Year 2000 failures, and replace or remediate IT and PLC systems as necessary. As of September 30, 1998, the inventory and assessment of IT and PLC systems was substantially complete, and investments had been made to replace or remediate critical IT systems and PLCs where there was an apparent risk of failure at the year 2000. The remaining remediation effort and testing is expected to continue into the second quarter of 1999. The most critical business systems have been recently functionally upgraded, or are in process of upgrade, and concurrently are becoming year 2000 compliant. The Company is soliciting written confirmations from key business partners confirming that they are addressing their year 2000 issues.

     Although the potential effects of IT and PLC systems failures due to the year 2000 change are not predictable or quantifiable with any certainty, the Company expects that if a PLC failure occurred, the Company would still be able to continue its core production processes, although at a reduced rate and possibly substantially increased cost. Similarly, it is anticipated that any affected IT business systems which failed could be supplemented with manual and other procedures sufficient to continue operations, although at a reduced efficiency. In general, the Company's customers and sources of supply are sufficiently diverse to mitigate the effect on the Company of a supplier or customer experiencing year 2000 related failures. However, there could be a substantial adverse impact on the Company if any of its utility providers were significantly interrupted. The total cost of preparation for the year 2000 is expected to be between $1 million and $2 million, of which less than half has been spent to date. The Company's preparations have not included a specific contingency plan in the event of systems or supplier failures, however, it is anticipated that by mid-1999 all critical systems will be tested internally or by independent outside verification.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           None.

                            OREGON STEEL MILLS, INC.

PART II  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

        (a)   Exhibits
                   27.0     Financial Data Schedule

        (b)   Reports on Form 8-K

               On September 18, 1998, the Company filed a Form 8-K indicating that the Company's Bylaws were amended to, among other things, require advance notice of any stockholder proposals or director nominations to be presented at the Annual Meeting of Stockholders.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OREGON STEEL MILLS, INC.




Date:  November 10, 1998                      /s/ Christopher D. Cassard
                                          ---------------------------------
                                               Christopher D. Cassard
                                                Corporate Controller
                                            (Principal Accounting Officer)