Form 10-K
period 1998-12-31
OREGON STEEL MILLS INC
filed 1999-03-18
CIK 830260

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

               ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998      COMMISSION FILE NUMBER 1-9887

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

                                               Yes  X       No
                                                  -----       ------

      State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

              BASED ON LAST SALE, JANUARY 29, 1999:   $309,321,648

      Indicate the number of shares outstanding of each of the registrant's classes of stock as of January 31, 1999:

     COMMON STOCK, $.01 PAR VALUE                         25,776,804
     ----------------------------                -----------------------------
          (TITLE OF CLASS)                      (NUMBER OF SHARES OUTSTANDING)

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Proxy statement for the Registrant's Annual Meeting of Stockholders to be held April 29, 1999 is incorporated by reference into Part III of this report.

                            OREGON STEEL MILLS, INC.
                                TABLE OF CONTENTS
                                                                            PAGE
                                     PART I
   ITEM
   1.             BUSINESS................................................... 1
                        General.............................................. 1
                        Products............................................. 3
                        Raw Materials and Semifinished Slabs ................ 5
                        Marketing and Customers.............................. 6
                        Competition and Other Market Factors................. 7
                        Environmental Matters................................ 9
                        Labor Dispute....................................... 10
                        Employees............................................11

   2.             PROPERTIES.................................................11

   3.             LEGAL PROCEEDINGS..........................................12

   4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........12
                        Executive Officers of the Registrant................ 13

                                     PART II

   5.             MARKET FOR REGISTRANT'S COMMON STOCK AND
                        RELATED STOCKHOLDER MATTERS..........................14

   6.             SELECTED FINANCIAL DATA................................... 14

   7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS........15

   7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                        MARKET RISK......................................... 22

   8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................23

   9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                         ON ACCOUNTING AND FINANCIAL DISCLOSURE..............39

                                    PART III

   10 and 11.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                        AND EXECUTIVE COMPENSATION...........................40

   12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT.......................................40

   13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............40

                                     PART IV

   14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                        REPORTS ON FORM 8-K................................. 41

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Oregon Steel Mills, Inc. ("Company" or "Registrant") was founded in 1926 by William G. Gilmore and was incorporated in California in 1928. The Company reincorporated in Delaware in 1974. The Company changed its name in December 1987 from Gilmore Steel Corporation to Oregon Steel Mills, Inc.

     During 1998, the Company operated two steel minimills and four finishing facilities in the western United States and Canada. The Company manufactures and markets one of the broadest lines of specialty and commodity steel products of any domestic minimill company. The Company emphasizes the cost efficient production of higher margin specialty steel products targeted at a diverse customer base located primarily west of the Mississippi River, western Canada and the Pacific Rim. The Company's manufacturing flexibility allows it to manage actively its product mix in response to changes in customer demand and individual product cycles. In 1993, the Company organized into two business units known as the Oregon Steel Division and the CF&I Steel Division. In January 1998 the CF&I Steel Division was renamed the Rocky Mountain Steel Mills ("RMSM") Division.

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

     The RMSM Division consists of steelmaking and finishing facilities of CF&I Steel, L.P. ("CF&I") (dba Rocky Mountain Steel Mills) located in Pueblo, Colorado ("Pueblo Mill"). The Company owns 87 percent of New CF&I, Inc. ("New CF&I") which owns a 95.2 percent general partnership interest in CF&I. In addition, the Company owns 4.3 percent of the remaining limited partnership interest in CF&I. The Pueblo Mill is a steel minimill which produces long-length and standard steel rails, seamless tubular products ("seamless pipe"), wire rod and bar products.

     In total, the Company produces eight steel products which include most standard grades of steel plate, a wide range of higher margin specialty steel plate, coiled plate, large diameter steel pipe, ERW pipe, long-length and standard rails, seamless pipe, wire rod and bar products. The steel industry, including the steel products manufactured by the Company, has been highly cyclical and is generally characterized by overcapacity, both domestically and internationally.

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


OREGON STEEL DIVISION

       The Portland Mill is the only hot-rolled steel plate minimill in the eleven western states and one of only two steel plate production facilities operating in that region. The Portland Mill produces slab thicknesses of 6", 7" and 8" and finished steel plate in widths up to 138".

       During 1997 the Company completed the construction and start-up of a Steckel Combination Mill ("Combination Mill") at its Portland Mill. The project included installation of a new reheat furnace, a 4-high rolling mill with coiling furnaces, a vertical edger, a down coiler, on-line accelerated cooling, hot leveling and shearing equipment, extended roll lines, and a fully automated hydraulic gauge control system. The annual rolling capacity of the Combination
Mill, depending on product mix, is up to 1.2 million tons.

       The Combination Mill gives the Company the ability to produce wider steel plate than any similar mill in the world, increase its manufacturing flexibility and, as production increases, supply substantially all the Company's plate requirements for large diameter line pipe as well as coiled plate for applications such as the smaller diameter ERW pipe manufactured at the Camrose Pipe Mill. The Combination Mill produces discrete steel plate in widths from 48" to 138" and in thicknesses from 3/16" to 8". Coiled plate can be produced in widths of 48" to 120", and in thicknesses that range from 0.09" to .75". With the Combination Mill, the Company is in a position to produce all grades of discrete steel plate and coiled plate for all of the Company's commodity and specialty markets, including heat treated applications.

     The Napa Pipe Mill produces large diameter steel pipe of a quality suitable for use in high pressure oil and gas transmission pipelines. The Napa Pipe Mill can produce pipe with an outside diameter ranging from 16" to 42", with wall thicknesses of up to 1-1/16" and in lengths of up to 80 feet, and can process two different sizes of pipe simultaneously in its two finishing sections. Depending on product mix, the Napa Pipe Mill has an annual capacity in excess of 400,000 tons of pipe. The Portland Mill can supply substantially all of the Napa Pipe Mill's requirements for specialty steel plate which is fabricated into steel pipe. Depending on market conditions and other factors, the Napa Pipe Mill may also buy plate from others.

     The Company acquired a 60 percent interest in the Camrose Pipe Mill in June 1992 from Stelco, Inc. ("Stelco"), a large Canadian steel producer. The Camrose Pipe Mill has two pipe manufacturing mills. One is a large diameter pipe mill similar to the Napa Pipe Mill, and the other is an ERW pipe mill which produces steel pipe used by the oil and gas industry for drilling and distribution. The large diameter pipe mill produces pipe in lengths of up to 80 feet with a diameter ranging from 20" to 42" with maximum wall thickness limited to about 70 percent of the thickness of the pipe produced by the Napa Pipe Mill. Depending upon the product mix, the annual capacity for large diameter pipe is up to 184,000 tons. The ERW mill produces pipe in sizes ranging from 4.5" to 16" in diameter and has an annual nominal capacity of up to 141,000 tons, depending upon product mix.

RMSM DIVISION

       On March 3, 1993, New CF&I, a then wholly-owned subsidiary of the Company, acquired a 95.2 percent interest in a newly formed limited partnership, CF&I. The remaining 4.8 percent interest was owned by the Pension Benefit Guaranty Corporation ("PBGC"). CF&I then purchased substantially all of the steelmaking, fabricating, metals and railroad business assets of CF&I Steel Corporation. The Pueblo Mill has melting capacity of approximately 1.2 million tons and a finished ton capacity of approximately 1.2 million tons. In August of 1994, New CF&I sold a 10 percent equity interest in New CF&I to subsidiaries of Nippon Steel Corporation ("Nippon"). In connection with that sale, Nippon agreed to license to the Company a proprietary technology for producing deep head-hardened ("DHH") rail products as well as to provide certain production equipment to produce DHH rail. In November 1995, the Company sold a 3 percent equity interest in New CF&I to two companies of the Nissho Iwai Group ("Nissho Iwai"), a large Japanese trading company. In 1997, the Company purchased the 4.8 percent interest in CF&I owned by the PBGC. In 1998, the Company sold a 0.5 percent interest to a subsidiary of Nippon.

       As part of its strategy in acquiring the Pueblo Mill, the Company anticipated making significant capital additions. Shortly after its acquisition in 1993, the Company began a series of major capital improvements at the Pueblo Mill designed to increase yields, improve productivity and quality and expand the Company's ability to offer specialty rail, rod and bar products. The primary components of the capital improvements at the Pueblo Mill are outlined below.

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

       ROD AND BAR MILL. At the time of its acquisition, the rod and bar mills at the Pueblo Mill were relatively old and located in separate facilities which resulted in significant costs as the Company shifted production between them in response to market conditions. In the third quarter of 1995, the Company commenced operation of a new combination rod and bar mill with a new reheat furnace and a high speed rod train, capable of producing commodity and specialty grades of rod and bar products. Depending on product mix, the new combined facility has a capacity of up to 600,000 tons per year. These improvements enable the Company to produce a wider range of high margin specialty products, such as high-carbon rod, merchant bar and other specialty bar products, and larger rod coil sizes, which the Company believes are preferred by many of its customers.

       RAIL MANUFACTURING. At the time of the Company's acquisition of the Pueblo Mill, rails were produced by ingot casting using energy-intensive processes with significant yield losses as the ingots were reheated, reduced to blooms and then rolled into rails. Continuous casting has increased rail yields and decreased rail manufacturing costs. In 1996 the Company enhanced its railmaking capacity through the addition of equipment capable of producing in-line DHH rail. Rail produced using this technology is considered by many rail customers to be more durable and higher quality rail than that produced with existing techniques. As a result of these improvements, the Company believes it is able to provide a functionally superior, higher margin product.

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

       The following table sets forth for the periods indicated the tonnage shipped and the Company's total shipments by product class.

                                                         TONS SHIPPED
                                          --------------------------------------
                  PRODUCT                    1998            1997          1996
                  -------                 ---------        -------       -------

Oregon Steel Division:
    Commodity Steel Plate                   177,400         56,800       131,700
    Specialty Steel Plate                   163,900        135,600       147,900
    Plate in Coiled Form                     11,400              -             -
    Large Diameter Steel Pipe               400,000        216,600       249,300
    ERW Pipe                                 56,100        134,600        75,400
    Semifinished                                  -         23,400         3,300
                                          ---------      ---------     ---------
        Total Oregon Steel Division         808,800        567,000       607,600
                                          ---------      ---------     ---------

RMSM Division:
    Rail                                    401,400        350,200       287,700
    Rod, Bar and Wire*                      354,500        409,200       392,600
    Seamless Pipe                            68,900        120,200       151,200
    Semifinished                             36,900         28,000        61,700
                                          ---------      ---------     ---------
        Total RMSM Division                 861,700        907,600       893,200
                                          ---------      ---------     ---------
        Total Company                     1,670,500      1,474,600     1,500,800
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

       SPECIALTY STEEL PLATE. The Company's specialty grade steel plate is produced at the Portland Mill on the Combination Mill in discrete plate widths up to 138" and coiled plate up to 120". Specialty steel plate consists of hot-rolled carbon, high-strength-low-alloy, alloy, and heat treated steel plate. Specialty steel plate has superior strength and performance characteristics and is typically made to order for customers seeking specific properties, such as improved formability, hardness or abrasion resistance, impact resistance or toughness, higher strength and ability to be more easily machined and welded. These improved properties are achieved by chemically refining the steel by either adding or removing specific elements, and by accurate temperature control while hot rolling or heat treating the plate. Specialty steel plate is used to manufacture railroad cars, mobile equipment, bridges and buildings, pressure vessels and machinery components.

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

RMSM DIVISION

       RAIL. The Company produces conventional, premium and head-hardened rail at its Pueblo Mill. The Pueblo Mill is the sole manufacturer of rail west of the Mississippi River and one of only two rail manufacturers in the United States. Rails are manufactured in the five most popular rail weights (115 lb/yard through 136 lb/yard), in 39 and 80-foot lengths. The primary customers for the Pueblo Mill's rail are the major western railroads. Rail is also sold directly to rail contractors, transit districts and short-line railroads.

       As part of its capital improvement program at the Pueblo Mill, the Company improved its rail manufacturing facilities to include the production of in-line head-hardened rail. The installation of the in-line head-hardening process was completed in the third quarter of 1996. In-line head-hardened rail is produced through a proprietary finishing technology. The Company has licensed the technology (known as deep head-hardened or DHH technology) from Nippon in connection with Nippon's investment in New CF&I. In 1998 the Company produced approximately 124,000 tons of head-hardened product using the DHH technology. The in-line DHH technology allows the Company to produce head-hardened product up to the capacity of the rail facility. Rail produced using the improved in-line technology is considered by many rail customers to be more durable and of higher quality than rail produced with existing off-line techniques. During 1998 the Pueblo Mill completed a rail dock expansion project which increased rail mill annual shipping capacity from 450,000 tons to over 500,000 tons.

       ROD AND BAR PRODUCTS. The Company's rod and bar mill located at the Pueblo Mill is able to produce coils of up to 6,000 pounds. The improved steel quality and finishing capabilities allow the Company to manufacture rods up to 1" in diameter, and to manufacture a variety of high-carbon rod products such as those used for spring wire, wire rope, tire bead and tire cord. The Company produces several sizes of coiled rebar in the most popular grades for the reinforcement of concrete products.

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


RAW MATERIALS AND SEMIFINISHED SLABS

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

       The long-term demand for steel scrap and its importance to the domestic steel industry may be expected to increase as steel makers continue to expand scrap-based electric arc furnace capacity. For the foreseeable future, however, the Company believes that supplies of steel scrap will continue to be available in sufficient quantities at competitive prices. In addition, a number of technologies exist for the processing of iron ore into forms which may be substituted for steel scrap in electric arc furnace-based steelmaking. Such forms include direct-reduced iron, iron carbide, and HBI. While such forms may not be cost competitive with steel scrap at present, a sustained increase in the price of steel scrap could result in increased implementation of these alternative technologies.

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

       As the production of finished plate from the Combination Mill increased during 1998, the Company's plate finishing has equaled and exceeded the steel manufacturing of the Portland Mill. Accordingly, in 1998 the Company began purchasing significant quantities of semifinished steel slab from various international suppliers. This is expected to continue and increase at least through 1999, depending on production levels and market conditions. Such purchases are typically made at spot prices, and are dependent upon slab availability. Although current international sources of slabs are plentiful and prices are favorable, the slab market and pricing has varied substantially in recent years with steel industry market conditions worldwide. There is expected to be continued volatility in the future, and there is no assurance of slab availability at reasonable prices. Over the long-term, the Company expects to adjust steelmaking production levels and its purchases of slabs in response to market conditions.

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

       The sales force is organized both geographically and by product line.
The Company has separate sales people for plate, coiled plate, DSAW and ERW pipe, and for seamless pipe, rod, bar, and rail products. Most of the Company's sales are initiated by contacts between sales representatives and customers. Accordingly, the Company does not incur substantial advertising or other promotional expenses for the sale of its products. In 1998 the Company did not derive more than 10 percent of its sales from any single customer. Except for contracts entered into from time to time to supply rail and large diameter DSAW pipe to significant projects, see Part II "Management's Discussion and Analysis of Financial Conditions and Results of Operation", the Company does not have any significant ongoing contracts with customers and orders placed with the Company generally are cancelable by the customer prior to production.

       The Company does not have a general policy permitting return of purchased steel products except for product defects. The Company does not routinely offer extended payment terms to its customers.

       Except for rail products, the business is generally not subject to significant seasonal trends. The Company does not have material contracts with the United States government and does not have any major supply contracts subject to renegotiation.

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

        The principal customers for ERW pipe produced at the Camrose Pipe Mill are in the provinces of Alberta and British Columbia, where most of Canada's natural gas and oil reserves are located. The Company believes its proximity to these gas fields gives the Company a competitive advantage. Demand for ERW pipe produced at the Camrose Pipe Mill is largely dependent on the level of exploration and drilling activity in the gas fields of western Canada.

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

       The Company sells its bar products (primarily reinforcing bar) to fabricators and distributors. The majority of these customers are located within the western U.S.

       The Company's wire rod products are sold primarily to wire drawers ranging in location from the Midwest to the West Coast. The demand for wire rod is dependent upon a wide variety of markets, including agricultural, construction, capital equipment and the durable goods segments. The Company entered the high carbon rod market during 1995 as a direct result of the investment in the new rolling facility; and over the long term expects to increase its participation in the higher margin, high-carbon rod market.

COMPETITION AND OTHER MARKET FACTORS

       The steel industry is cyclical in nature, and high levels of steel imports, worldwide production overcapacity and other factors have adversely affected the domestic steel industry in recent years. The Company also is subject to industry trends and conditions, such as the presence or absence of sustained economic growth and construction activity, currency exchange rates and other factors. The Company is particularly sensitive to trends in the oil and gas, gas transmission, construction, capital equipment, rail transportation and durable goods segments, because these industries are significant markets for the Company's products.

       Competition within the steel industry is intense. The Company competes primarily on the basis of product quality, price and responsiveness to customer needs. Many of the Company's competitors are larger and have substantially greater capital resources, more modern technology and lower labor and raw material costs than the Company. Moreover, U.S. steel producers have historically faced significant competition from foreign producers. The highly competitive nature of the industry, combined with excess production capacity in some products, are exerting downward pressure on prices for certain of the Company's products.


OREGON STEEL DIVISION

       The principal domestic competitor in the commodity steel plate market is Geneva Steel, which is the only integrated steel producer west of the Mississippi River. Geneva Steel has made significant investments to increase its capacity with specific focus on the commodity plate market throughout the entire United States. Other North American competitors include IPSCO, which is currently operating a steckel mill in Saskatchewan, and has recently completed construction and is operating a green field steckel mill in Iowa; Bethlehem Steel in Indiana; and to a limited degree several other U.S. producers. In 1998, Bethlehem Steel acquired Lukens Steel and formed Bethlehem Lukens Plate. Bethlehem Lukens Plate is the now largest plate producer in North America, with five plate mills located in Indiana, Pennsylvania, and Maryland. Principal competitors in the market for specialty steel plate include, Bethlehem Lukens Plate, U.S. Steel Corporation, and Algoma Steel Inc.

       The domestic commodity steel plate market continued to suffer from unprecedented import tonnage levels combined with severe downward price pressure from foreign countries such as; Korea, Japan, Brazil, Canada, Russia, former Soviet countries, and others. 1998 marked a record year for commodity steel plate imports, with imported tonnage representing a substantial percentage of apparent domestic consumption. Foreign competition also exists for specialty grades with imports from Sweden, European Economic Community, Brazil, Canada, Australia, and former Soviet countries. At the end of 1997 the U.S. International Trade Commission (USITC), under petition from two U.S. commodity plate producers, determined that the U.S. plate Industry was "threatened with material injury by reason of imports from China, Russia, South Africa, and/or Ukraine of cut-to-length carbon steel plate found by the U.S. Department of Commerce to be sold in the United States at less than fair market value." In addition to this decision, suspension agreements have been signed allowing the named countries to export certain maximum amounts of cut-to-length plate to the United States at minimum prices. Despite the USITC decision on carbon cut-to-length plate, significant imports continue to flow through into the United States, both in commodity and specialty plate products, and continue to have an impact on the Company's participation in the western plate market. In October 1998 the USITC, under a petition filed by a dozen domestic steel producers, commenced an anti-dumping investigation covering certain hot rolled steel flat products including coiled plate.

       The Company believes that competition in the market for large diameter steel pipe is based primarily on quality, price and responsiveness to customer needs. Principal domestic competitors in the large diameter steel pipe market at this time are Berg Steel Pipe Corporation, located in Florida, Bethlehem Steel Corporation, located in Pennsylvania and SAW Pipe, located in Texas. International competitors consist primarily of Japanese and European pipe producers. The principal Canadian competitor is IPSCO, located in Saskatchewan. Demand for the Company's pipe in recent years is primarily a function of new construction of oil and gas transportation pipelines and to a lesser extent maintenance and replacement of existing pipelines. Construction of new pipelines domestically depends to some degree on the level of oil and gas exploration and drilling activity.

       The competition in the market for ERW pipe is based on price, product quality and responsiveness to customers. The need for this product has a direct correlation to the drilling rig count in the United States and Canada. Principal competitors in the ERW product in western Canada are IPSCO located in Saskatchewan and Prudential Steel Ltd. located in Alberta.

RMSM DIVISION

       The majority of current rail requirements in the United States are replacement rails for existing rail lines. However, some new lines are being constructed in heavy traffic areas of the United States. Imports have been a significant factor in the domestic premium rail market in recent years. The Company's capital expenditure program at the Pueblo Mill provided the rail production facilities with continuous cast steel capability and in-line head-hardening rail capabilities necessary to compete with other producers. Pennsylvania Steel Technologies located in Pennsylvania is the only other domestic rail producer.

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

       PORTLAND MILL. Certain refractory solid waste materials from the steelmaking process in prior years have been collected on-site at the Portland Mill. The Company is currently evaluating various alternatives for reusing this material but so far has not identified a method that is commercially viable. The ultimate success of these alternatives is not known. Other disposal means are available, although typically at an increased cost, including both on-site and off-site land fills. The eventual financial impact is not determinable at this time, but such reuse or disposal is not expected to have a significant effect on the consolidated financial condition of the Company. The Company has entered the second phase of a compliance schedule with the State of Oregon to address fugitive emissions from the steelmaking process. Selection among corrective designs, engineering and construction is expected to be completed by 2001. The financial impact of this improvement will not be known until remedial alternatives are selected and initial engineering is completed.

     PUEBLO MILL. In connection with the 1993 acquisition of CF&I, the Company accrued a liability of $36.7 million for environmental remediation at Pueblo, Colorado steel mill. The Company believed $36.7 million was the best estimate from a range of $23.1 to $43.6 million. The Company estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The accrual includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment finalized a postclosure permit for historic hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. As of December 31, 1998, 11 solid waste management units have closed with no further action needed. The State of Colorado stated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. At December 31, 1998, the accrued liability was $33.3 million, of which $30.9 million was classified as noncurrent in the consolidated balance sheet.

       The Clean Air Act Amendments of 1990 imposed responsibilities on many industrial sources of air emissions, including plants owned by the Company. The Company cannot determine the exact financial impact of the new law because Congress is continuing to modify it. The impact will depend on a number of site-specific factors, including the quality of the air in the geographical area in which a plant is located, rules to be adopted by each state to implement the law and future EPA rules specifying the content of state implementation plans. The Company anticipates that it will be required to make additional expenditures, and will be required to pay higher fees to governmental agencies, as a result of the law and future laws regulating air emissions. In addition, the monitoring and reporting requirements of the law have subjected and will subject all air emissions to increased regulatory scrutiny. The Company submitted applications for permits under Title V of the Clean Air Act for the Portland and Pueblo Mills in 1995. The Company has budgeted capital expenditures to comply with Title V requirements in the amount of $1.5 million over a three-year period beginning in 1999.

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


LABOR DISPUTE

       The labor contract at the RMSM Division expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union"), initiated a strike at the RMSM for approximately 1,000 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Company was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees.

       On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of December 1998, 90 former striking employees had returned to work as a result of their unconditional offer. Approximately 720 former striking workers remain unreinstated ("Unreinstated Employees").

       On February 27, 1998 the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against RMSM, alleging violations of several provisions of the National Labor Relations Act. The Company not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge. Testimony and other evidence was presented on various hearing dates in the latter part of 1998 and early 1999. The hearing concluded on February 25, 1999. The Administrative Law Judge will render a decision which is automatically appealable by either party to the NLRB in Washington, D.C. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 470 workers. However, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

     In addition, during the strike by the union, certain bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of New CF&I which provides rail service to the Pueblo mill, refused to report to work for an extended period of time. The bargaining unit employees of C&W were not on strike. C&W considered these employees to have quit their employment and accordingly, C&W declined to return those individuals to work. The unions representing these individuals have filed lawsuits or claims against C&W claiming its members had refused to cross the picket line because they were honoring the picket line of another organization or because of safety concerns stemming from those picket lines. The Company believes it has substantial defenses against these claims. However, it is possible that one or more of them will proceed to arbitration before the National Railroad Adjustment Board or otherwise. The outcome of such proceedings is inherently uncertain, and it is not possible to estimate any potential settlement amount which would result from an adverse legal or arbitration decision.

EMPLOYEES

       As of December 31, 1998, the Company had 2,426 full-time employees. A union does not represent the Company's employees at the Portland Mill, Napa Pipe Mill and corporate headquarters. At the Pueblo Mill, 757 employees work under collective bargaining agreements with several unions, including the United Steelworkers of America. The Company and the Union were unable to agree on terms for a new labor agreement. See "Business-Labor Dispute." At the Camrose Pipe Mill, one hundred sixty-eight employees are members of the Canadian Autoworkers Union. The current contract expires on January 31, 2000.

       The domestic employees of the Oregon Steel Division participate in the Employee Stock Ownership Plan ("ESOP"). As of December 31, 1998 the ESOP owned approximately 7 percent of the Company's outstanding common stock. Common stock is contributed to the ESOP as decided annually by the Board of Directors. The Company also has a profit participation plan for its domestic employees of both the Oregon Steel Division and the RMSM Division and the non-bargaining unit employees of Camrose which permits eligible employees to share in the pretax profits of their division.

ITEM 2.  PROPERTIES

OREGON STEEL DIVISION

       The Portland Mill is located on approximately 143 acres owned by the Company in the Rivergate Industrial Park in Portland, Oregon, near the confluence of the Columbia and Willamette rivers. The operating facilities principally consist of an electric arc furnace, ladle metallurgy station, vacuum degasser, slab casting equipment and the Combination Mill. The Company's 24,500 square-foot office building and its steel mill facilities occupy approximately 86 acres of the site. The remaining 57 acres consist of two waterfront sites. The Company's heat treating facilities are located near its principal facilities on a 5-acre site owned by the Company.

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

       Camrose Pipe Mill is located on approximately 67 acres in Camrose, Alberta, Canada. The large diameter pipe mill occupies approximately 4 acres and the ERW pipe mill occupies approximately 3 acres of the site. In addition, there is a 3,600 square foot office building on the site. The sales staff is located in Calgary, Alberta in leased space. The Camrose Pipe Mill is owned by Camrose Pipe Company ("Camrose") which is 60% owned by the Company. The assets of Camrose, including all property, plant and equipment are collateral for the Camrose $15 million (Canadian dollars) revolving credit facility (see Note 7 to the Consolidated Financial Statements).

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

       At December 31, 1998, the Company had the following nominal capacities, which are affected by product mix:

                                                PRODUCTION       PRODUCTION
                                                 CAPACITY           1998
                                                  (TONS)           (TONS)
                                                ----------       ----------
Portland Mill:         Melting                    840,000          602,000
                       Finishing                1,200,000          630,500
Napa Pipe Mill:        Steel pipe                 400,000          296,800
Camrose Pipe Mill:     Steel pipe                 325,000          186,900
Pueblo Mill:           Melting                  1,200,000          858,600
                       Finishing mills          1,200,000          838,400


       The Notes and guarantees are secured by a lien on substantially all of the property, plant and equipment of the Company and the Guarantors, exclusive of Camrose. (See Note 7 to the Consolidated Financial Statements.)



ITEM 3.  LEGAL PROCEEDINGS


       See Part I, "Business - Labor Dispute", for the status of the labor dispute at RMSM.

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

       No matters were voted upon during the fourth quarter of 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders.

       The name of each executive officer of the Company, age as of February 1, 1999 and position(s) and office(s) and all other positions and offices held by each executive officer are as follows:

                                                                 ASSUMED
                                                                 PRESENT
                                                                 EXECUTIVE
NAME                    AGE     POSITIONS                        POSITION
----                    ---     ---------                        ----------

Thomas B. Boklund       59      Chairman of the                  July 1985
                                Board of Directors and
                                Chief Executive Officer

Joe E. Corvin           54      President and                    December 1996
                                Chief Operating Officer

L. Ray Adams            48      Vice President of Finance        March 1991
                                and Chief Financial Officer

Christopher D. Cassard  45      Corporate Controller             February 1996

Richard J. Kasten       54      Vice President of                February 1992
                                International Sales

LaNelle F. Lee          61      Vice President of                April 1996
                                Administration and Secretary


Steven M. Rowan         53      Vice President of                February 1992
                                Materials and Transportation

Jeff S. Stewart         37      Treasurer                        February 1996


       Each of the executive officers named above has been employed by the Company in an executive or managerial role for at least five years.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND
             RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded on the New York Stock Exchange. At December 31, 1998, the number of common stockholders of record was 753. Information on quarterly dividends and common stock prices is shown on page 23 and incorporated herein by reference.

      The indenture under which the Company's 11% First Mortgage Notes due 2003 were issued contains restrictions on the payment of common stock dividends. (See
Note 7 to the Consolidated Financial Statements and "Liquidity and Capital Resource" under Item 7.) At December 31, 1998, $10.3 million was available for the payment of common stock dividends under these restrictions.

ITEM 6.      SELECTED FINANCIAL DATA

                                                                         YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------------------------
                                                1998             1997             1996              1995               1994
                                             ----------       ----------       ----------        ----------         ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE, TON AND PER TON AMOUNTS)
INCOME STATEMENT DATA:
Sales                                        $  892,583       $  768,558       $  772,815        $  710,971        $  838,268
Cost of sales                                   781,789          681,398          670,819           638,413           761,335
Settlement of litigation                         (7,037)               -                -                 -                 -
                                                                                                          -                 -
Gain on sale of assets                           (4,746)          (2,228)               -                 -                 -
Provision for rolling mill closures                   -                -                -                              22,134
                                                                                                          -
Selling, general and administrative
     expenses                                    56,189           51,749           44,857            43,121            50,052
Profit participation and ESOP
     contribution                                 2,890            7,157            7,844             5,418             3,074
                                             ----------       ----------       ----------        ----------        ----------
     Operating income                            63,498           30,482           49,295            24,019             1,673
Other expense, net                              (38,969)          (5,967)         (12,937)           (8,685)           (1,579)
Minority interests                               (4,213)          (5,898)          (1,204)              862            (3,373)
Income tax benefit (expense)                     (8,387)          (6,662)         (11,407)           (3,762)            2,941
                                             ----------       ----------       ----------        ----------        ----------
     Net income (loss)                       $   11,929       $   11,955       $   23,747        $   12,434        $     (338)
                                             ==========       ==========       ==========        ==========        ==========
COMMON STOCK INFORMATION:
Basic and diluted net income
  (loss) per share                                 $.45             $.45            $1.02              $.62            $(.02)
Cash dividends declared per share                  $.56             $.56             $.56              $.56             $.56
Weighted average common shares and
  common equivalents outstanding                 26,368           26,292           23,333            20,016            19,973
BALANCE SHEET DATA (AT DECEMBER 31):
Working capital                              $   40,249       $  115,322       $  120,996        $  115,453        $  141,480
Total assets                                    993,970          986,620          913,355           805,266           665,733
Current liabilities                             252,516          147,496          114,729           121,327           117,986
Long-term debt                                  270,440          367,473          330,993           312,679           187,935
Total stockholders' equity                      345,117          349,007          353,041           266,790           263,477
OTHER DATA:
Depreciation and amortization                $   42,909       $   28,642       $   29,025        $   24,964        $   22,012
Capital expenditures                         $   25,993       $   81,670       $  156,538        $  176,885        $  128,237
Total tonnage sold:
    Oregon Steel Division                       808,800          567,000          607,600           763,500           920,700
    RMSM Division                               861,700          907,600          893,200           640,200           765,600
                                             ----------       ----------       ----------        ----------        ----------
Total tonnage sold                            1,670,500        1,474,600        1,500,800         1,403,700         1,686,300
                                             ==========       ==========       ==========        ==========        =========
Operating margin (1)                               6.6%             3.7%             6.4%              3.4%              2.8%
Operating income per ton sold (1)                   $35              $19              $33               $17               $14

------------------
(1) Excluding provision for rolling mill closures in 1994 and gain on sale of assets in 1997 and 1998.

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

      The following table sets forth for the periods indicated the percentages of sales represented by selected income statement items and information regarding selected balance sheet data:

                                                       YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1998      1997       1996
                                                  -------   -------    -------
INCOME STATEMENT DATA:
   Sales                                           100.0%    100.0%     100.0%
   Cost of Sales                                    87.6      88.7       86.8
   Settlement of litigation                          (.8)        -          -
   Gain on sale of assets                            (.5)      (.3)         -
   Selling, general and administrative expenses      6.3       6.7        5.8
   ESOP and profit participation contribution         .3        .9        1.0
                                                  ------    ------     ------
        Operating income                             7.1       4.0        6.4
   Interest and dividend income                        -         -         .1
   Interest expense                                 (4.3)     (1.3)      (1.6)
   Other net                                         (.1)       .5          -
   Loss on termination of interest rate swap
      Agreements                                       -         -        (.2)
   Minority interests                                (.5)      (.8)       (.1)
                                                  ------    ------     ------

        Pretax income                                2.2       2.4        4.6
   Income tax expense                                (.9)      (.8)      (1.5)
                                                  ------    ------     ------
        Net income                                   1.3%      1.6%       3.1%
                                                  ======    ======     ======

BALANCE SHEET DATA (AT DECEMBER 31):
   Current ratio                                   1.2:1     1.8:1      2.1:1
   Total debt as a percent of capitalization        51.8%     51.8%      48.9%
   Net book value per share                       $13.39    $13.58     $13.74

   The following table sets forth by division, for the periods indicated, tonnage sold, revenues and average selling price per ton:

                                                     YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                              1998        1997          1996
                                          ----------  ----------     ----------
TOTAL TONNAGE SOLD:
     Oregon Steel Division:
        Plate                                352,700     192,400        279,600
        Welded Pipe                          456,100     351,200        324,700
        Semifinished                               -      23,400          3,300
                                          ----------  ----------     ----------

           Total Oregon Steel Division       808,800     567,000        607,600
                                          ----------  ----------     ----------

     RMSM Division:
         Rail                                401,400     350,200        287,700
         Rod, Bar and Wire                   354,500     409,200        392,600
         Seamless Pipe                        68,900     120,200        151,200
         Semifinished                         36,900      28,000         61,700
                                          ----------  ----------     ----------
           Total RMSM Division               861,700     907,600        893,200
                                          ----------  ----------     ----------

           Total Company                   1,670,500   1,474,600      1,500,800
                                          ==========  ==========     ==========

REVENUES (IN THOUSANDS):
     Oregon Steel Division                $  536,947  $  366,263     $  379,119
     RMSM Division                           355,636     402,295(1)     393,696
                                          ----------  ----------     ----------
Total                                     $  892,583  $  768,558(1)  $  772,815
                                          ==========  ==========     ==========
AVERAGE SELLING PRICE PER TON:
     Oregon Steel Division                      $664        $646           $624
     RMSM Division                              $413        $440(2)        $441
           Company Average                      $534        $520(2)        $515

-------------------
(1) Includes insurance proceeds of approximately $2.5 million as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing RMSM.

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

     In an effort to decrease the Company's reliance on the domestic large diameter pipe market and provide additional end use for its steel plate, the Company acquired a 60 percent interest in the Camrose Pipe Mill in June 1992 from Stelco, a large Canadian steel producer, which owns the remaining 40 percent interest in the Camrose Pipe Mill. In 1996, 1997 and 1998, Camrose shipped 114,300, 188,600, and 233,800 tons, respectively, of steel pipe and generated revenues of $78.5 million, $132.6 million, and $183.3 million, respectively. During those years Stelco was a major supplier of steel plate and coil for the Camrose Pipe Mill.

     To expand the Company's steel product lines and enter new geographic areas, CF&I purchased the Pueblo Mill and related assets in March 1993. In 1996, 1997 and 1998 the Pueblo Mill shipped 893,200, 907,600 and 861,700 tons, respectively, and generated revenues of $393.7 million, $402.3 million and $355.6 million, respectively. In August 1994 New CF&I sold a 10 percent equity interest in New CF&I to a subsidiary of Nippon. In connection with that sale, Nippon agreed to license to the Company its proprietary technology for producing DHH rail under a separate equipment supply agreement. In November 1995 the Company sold a 3 percent equity interest in New CF&I to two companies of Nissho Iwai, a large Japanese trading company.

     The labor contract at the RMSM Division expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible contract, on October 3, 1997 the Union initiated a strike at the RMSM Division. See Part I "Business Labor Dispute." The RMSM Division began to ramp its operations back up in mid-October 1997 with management and replacement workers. Shipment levels and cost of operations were negatively impacted by reduced production levels and costs specifically related to the strike. Fourth quarter 1997 shipments at the RMSM Division were 123,900 tons compared to shipments of 201,800 tons in the fourth quarter of 1996.

     Company sales in the fourth quarter of 1998 of $184.8 million increased
28.4 percent from sales of $143.9 million in the fourth quarter of 1997.
Company shipments increased 39.6 percent to 377,800 tons in the fourth quarter of 1998 from 270,700 tons in the fourth quarter of 1997. The Company's average selling price in the fourth quarter of 1998 was $489 per ton versus $532 per ton in the fourth quarter of 1997. The increase in sales and shipments for the fourth quarter of 1998 was primarily due to recovery from the fourth quarter 1997 strike at the RMSM Division and the start-up of the Combination Mill at the Oregon Steel division. The lower average selling price in the fourth quarter of 1998 is primarily due to reduced average pricing for rod, seamless pipe and commodity plate products.

     The Oregon Steel Division shipped 377,800 tons with an average selling price of $610 per ton during the fourth quarter of 1998, compared to 270,700 tons with an average selling price per ton of $616 during the fourth quarter of 1997. Increased fourth quarter 1998 shipment levels are the result of increased plate production compared to the fourth quarter of 1997 in which production was negatively impacted by the start-up of the Combination Mill. The Company shut down its old plate rolling mill in September 1997 and shifted all plate production to the Combination Mill. The Combination Mill experienced delays and an outage during the fourth quarter of 1997 which significantly reduced the Portland Mill's production and increased production costs. The reduced average selling price is primarily due to substantially lower market prices for steel plate during the fourth quarter of 1998 compared to the corresponding 1997 period.

     During the fourth quarter of 1998, the RMSM Division shipped 192,500 tons with an average selling price of $373 per ton compared to 123,900 tons with an average selling price of $431 per ton during the fourth quarter of 1997. Increased fourth quarter 1998 shipment levels are the result of increased rail and rod shipments compared to the fourth quarter of 1997 in which production was negatively impacted by the strike mentioned above. Rail and rod shipments were 97,000 tons and 87,300 tons, respectively, in the fourth quarter of 1998 compared to 50,300 tons of rail and 54,000 tons of rod in the fourth quarter of 1997. The reduced average selling price compared to 1997 is the result of adverse market conditions in the seamless pipe and rod markets as described in the annual comparison below.

     Gross profits as a percentage of sales for the fourth quarter of 1998 were
10.3 percent compared to a negative 4.3 for the fourth quarter of 1997. Gross profit for the fourth quarter of 1997 was negatively impacted by costs specifically related to the strike and lower production resulting from both the strike and the start-up of the Combination Mill.

     The Company expects results of operations to be negatively impacted by adverse market conditions for its seamless pipe, rod and commodity plate products during the first half of 1999 and quite possibly for the entire 1999 period. The negative impact of these markets will be partially offset by strong welded pipe shipments from the Company's Napa and Camrose Pipe Mills and expected good rail markets in 1999.

     The Company expects to ship approximately 2 million tons of product during 1999. The Oregon Steel Division anticipates that it will ship 500,000 tons of welded pipe shipments and over 500,000 tons of plate and coil products during 1999. In November 1998, the Napa Pipe Mill began production of welded pipe for the Alliance Pipeline. During the fourth quarter of 1998, Napa Pipe shipped over 45,000 tons of the Alliance order of which 20,700 tons remained intransit at year-end. During 1999, the Company expects to ship over 200,000 tons of the Alliance order from its Napa and Camrose Pipe Mills. The RMSM Division anticipates that it will ship over 400,000 tons of rail, and 500,000 tons of rod, bar, seamless pipe and semifinished products. These results are subject to risks and uncertainties, and actual results could differ materially.

COMPARISON OF 1998 TO 1997

     SALES. Sales in 1998 of $892.6 million increased 16.1 percent from sales of $768.6 million in 1997. Shipments increased 13.2 percent to 1.7 million tons in 1998 from 1.5 million tons in 1997. The average selling price in 1998 was $534 per ton versus $520 per ton in 1997. Of the $124.0 million sales increase, $101.8 million was the result of volume increases and $24.7 million resulted from higher average selling prices offset by $2.5 million of 1997 insurance proceeds.

     The increase in sales and shipments was primarily due to increased shipments of plate, coil and welded pipe products by the Oregon Steel Division and increased shipments of rail products by the RMSM Division, offset in part by decreased shipments of seamless pipe and rod and bar products by the RMSM Division. The increased shipments include a 30 percent increase in welded pipe shipments, 456,100 in 1998 compared to 351,200 tons in 1997 and increased plate and coil shipments due to increased production from the Combination Mill. The increased average selling price for 1998 is due to increased shipments of welded pipe products as a percent of total products shipped, partially offset by reduced pricing for seamless pipe, rod and commodity plate products. The markets for the Company's plate products were negatively affected by high levels of imports. The Company's commodity plate pricing declined approximately $80 a ton since the beginning of 1998 as a result of import activity. Reduced seamless pipe prices are due to the low level of oil prices which have reached a 20-year low and reduced U.S. rig counts which have fallen near all-time lows. Rod product is being severely impacted by the high level of imported rod shipments entering the United States. Average rod pricing has declined over $60 a ton since the beginning of 1998.

     GROSS PROFITS. Gross profits as a percentage of sales for 1998 were 12.4 percent compared to 11.3 percent for 1997. Gross profit margins were positively impacted by increased margins on shipments of welded pipe and rail, offset by lower margins on rod and seamless pipe resulting from the adverse market conditions described above. Also, 1997 production costs and gross margins were negatively impacted by the startup of the Combination Mill and by the labor dispute at the RMSM Division as discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses for 1998 increased $4.4 million or 8.6 percent compared to 1997 and decreased as a percent of revenues from 6.7 percent in 1997 to 6.3 percent in 1998. The dollar amount increase was primarily due to increased shipping costs due to increased tons shipped in 1998 compared to 1997 and costs specifically related to the labor dispute with the Union at RMSM.

     CONTRIBUTION TO ESOP AND PROFIT PARTICIPATION. There was a $1.5 million contribution to the ESOP in 1997 compared to no contribution in 1998. Profit participation plan expense (which is paid on a quarterly basis) was $2.9 million in 1998 compared to $5.7 million in 1997. The decrease in 1998 profit participation reflects the decreased profitability in the first three quarters of 1998 compared to those quarters of 1997.

     INTEREST EXPENSE. Total interest cost for 1998 was $39.7 million, an increase of $1.7 million compared to 1997. The higher interest cost is primarily the result of higher average debt during 1998 versus 1997. Of the $39.7 million of interest cost in 1998, $1.2 million was capitalized as part of construction in progress versus $27.8 million capitalized in 1997.

     INCOME TAX EXPENSE. The Company's effective income tax rate for state and federal taxes was 41.3 percent for 1998 compared to 35.8 percent for 1997. The effective income tax rate for 1998 varied from the combined state and federal statutory rate due to the expiration of certain state tax credits and an establishment of a $3.1 million valuation allowance for state tax credit carryforwards.

COMPARISON OF 1997 TO 1996

     SALES. Sales in 1997 of $768.6 million decreased 0.6 percent from sales of $772.8 million in 1996. Shipments decreased 1.7 percent to 1.47 million tons in 1997 from 1.50 million tons in 1996. The average selling price in 1997 was $520 per ton versus $515 per ton in 1996. Of the $4.3 million sales decrease, $13.5 million was the result of volume decrease offset by $6.7 million resulting from higher average selling prices and $2.5 million of 1997 insurance proceeds.

     The decrease in sales and shipments was primarily due to decreased shipments of plate product by the Oregon Steel Division and decreased shipments of seamless pipe and semifinished products by the RMSM Division, offset in part by increased shipments of rail and rod products by the RMSM Division. Plate shipments declined primarily due to the start-up of the Combination Mill at the Portland Mill. Shipments at the RMSM Division were negatively impacted by the labor dispute during the fourth quarter of 1997. The higher average selling price in 1997 was due to increased shipments of welded pipe and higher selling prices for all pipe products, partially offset by increased shipments of rod, which have a generally lower selling price per ton than the other finished products sold by the Company.

     GROSS PROFITS. Gross profits as a percentage of sales for 1997 were 11.3 percent compared to 13.2 percent for 1996. Gross profit margins were negatively impacted by reduced shipments of plate products and increased manufacturing costs at the Portland Mill due to the start-up of the Combination Mill. Gross profit was positively impacted by increased rail shipments and higher seamless pipe prices at the RMSM Division. In spite of the labor dispute, gross profit was also positively impacted by lower costs at the RMSM Division due to increased steel production and improved operating efficiencies.

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

LIQUIDITY AND CAPITAL RESOURCES

      Cash flow from 1998 operations was $51.9 million compared to $52.1 million in 1997. The major items affecting the $0.2 million decrease were a larger increase in inventories ($20.6 million), a lower increase in deferred income taxes ($5.8 million), and a larger decrease in accounts payable and accrued expenses ($11.0 million). These cash decreases were partially offset by higher depreciation and amortization ($14.3 million), a larger increase in accounts receivable ($7.4 million), and an increase in other current assets versus a decrease in 1997 ($14.1 million).

      Net working capital at December 31, 1998 decreased $75.1 million compared to December 31, 1997 reflecting a $29.9 million increase in current assets and a $105.0 million increase in current liabilities. Short-term debt increased from none at the end of 1997 to $93.7 million at the end of 1998. The increase represents the Company's bank borrowing balance (which becomes due in 1999) being classified as current at the end of 1998 versus non-current at the end of 1997.

     The Company has outstanding $235 million principal amount of 11% First Mortgage Notes due 2003. New CF&I and CF&I guarantee the Notes. The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company (exclusive of Camrose) and the Guarantors. The collateral for the Notes and the guarantees does not include, among other things, inventory and accounts receivable. The indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined.

     The Company maintains a $125 million revolving bank credit facility ("Amended Credit Agreement"), which expires June 11, 1999, and may be drawn upon based on the Company's accounts receivable and inventory balances, except those of Camrose. At December 31, 1998, $93.7 million was outstanding under the Amended Credit Agreement. At the Company's election, interest on the Amended Credit Agreement is based on (1) the London Interbank Offering Rate ("LIBOR"),
(2) the prime rate or (3) the federal funds rate, plus a margin determined by the Company's leverage ratio. The annual commitment fees are .5 percent of the unused portion of the Amended Credit Agreement. The Amended Credit Agreement is collateralized by substantially all of the Company's consolidated inventory and accounts receivable, except those of Camrose. The Guarantors guarantee amounts outstanding under the Amended Credit Agreement. The Amended Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio. The Amended Credit Agreement has been amended to, among other things, modify the interest coverage ratio due to lower than anticipated earnings and higher than anticipated borrowings.

      CF&I Steel, L.P. incurred term debt of $67.5 million as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent. As of December 31, 1998, the outstanding balance on the debt was $38.2 million, of which $31.0 million was classified as long-term.

      Camrose maintains a $15 million (Canadian dollars) revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose and borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. The facility expires on December 30, 1999. Depending on Camrose's election at the time of borrowing, interest is payable based on (1) the bank's Canadian dollar prime rate, (2) the bank's U.S. dollar prime rate or
(3) LIBOR. Annual commitment fees are .25 percent of the unused portion of this facility. As of December 31, 1998, Camrose had $4.4 million outstanding under the facility.

      The Company has uncollateralized and uncommitted revolving lines of credit with two banks which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At December 31, 1998, $9.0 million was restricted under outstanding letters of credit.

      During 1998 the Company expended approximately $6.0 million (exclusive of capitalized interest) on the capital projects at the Pueblo Mill, and $18.8 million exclusive of capitalized interest on capital projects at the Oregon Steel Division. The Company has budgeted approximately $21.6 million for capital expenditures in 1999 at its manufacturing facilities for upgrade projects to the present facilities and equipment.

      The Company believes that its anticipated needs for working capital and capital expenditures through 1999 will be met from funds generated by operations and borrowings pursuant to the Company's Amended Credit Agreement. There is no assurance, however, that the amounts available from these sources will be sufficient for such purposes. In that event, or for other reasons, the Company may be required to seek additional financing, which may include additional bank financing. There is no assurance that such source of funding will be available if required or, if available, will be on terms satisfactory to the Company. Failure to obtain required funds would delay or prevent some planned capital expenditure projects from being initiated or completed, which could have a material adverse effect on the Company. In addition, the Company's level of indebtedness presents other risks to investors, including the possibility that the Company and its subsidiaries may be unable to generate cash sufficient to pay the principal of and interest on their indebtedness when due. In the event of a default under the Amended Credit Agreement or the Notes, or if the Company or its subsidiaries are unable to comply with covenants contained in other debt instruments or to pay their indebtedness when due, the holders of such indebtedness generally will be able to declare all indebtedness owing to them to be due and payable immediately and, in the case of collateralized indebtedness, to proceed against their collateral, which would likely have a material adverse effect on the Company.

      YEAR 2000 ISSUES. As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The Company's approach to the year 2000 issue is discussed below. The Company necessarily makes certain forward looking statements. There can be no assurance that actual results will not differ materially from the projections contained in the forward looking statements. Factors which may cause actual results to differ materially include, but are not limited to: failure of Company personnel and outside consultants to properly assess and address the Company's year 2000 issues; inaccurate or incomplete responses to questionnaires sent to third parties or inaccurate disclosure to third parties regarding the year 2000 issue; failure to address the year 2000 issue with all vendors, including utility vendors; infrastructure failures such as disruptions in the supply of electricity, gas, water or communications services, or major institutions, such as the government and banking systems; and failure of the Company to accurately predict the costs to address the year 2000 issue or the lost revenues related to interruption in the Company's or its customers' businesses.

      The Company has identified risks from, among other causes, failure of internally-developed or purchased software and hardware in its information technology ("IT") systems, failure of process logic controller ("PLC") components of manufacturing equipment, and business or service interruptions of certain key customers and suppliers. In mid-1997, the Company began to inventory critical systems, assess the exposure to year 2000 failures, and replace or remediate IT and PLC systems as necessary. As of December 31, 1998, the inventory and assessment of IT and PLC systems was substantially complete, and investments had been made to replace or remediate critical IT systems and PLCs where there was an apparent risk of failure at the year 2000. The remaining remediation effort and testing is expected to continue through the third quarter of 1999. The most critical business systems have been recently functionally upgraded, or are in process of upgrade, and concurrently are becoming year 2000 compliant. The Company is soliciting written confirmations from key suppliers confirming that they are addressing their year 2000 issues.

      Although the potential effects of IT and PLC systems failures due to the year 2000 change are not predictable or quantifiable with any certainty, the Company expects that if a PLC failure occurred, the Company would still be able to continue its core production processes, although at a reduced rate and possibly at a substantially increased cost. Similarly, it is anticipated that any affected IT business systems which failed could be supplemented with manual and other procedures sufficient to continue operations, although at a reduced efficiency. In general, the Company's customers and sources of supply are sufficiently diverse to mitigate the effect on the Company of a supplier or customer experiencing year 2000 related failures. However, there would be a material adverse impact on the Company if any of its utility providers were significantly interrupted. The total cost of preparation for the year 2000 is expected to be approximately $2 million, of which less than half has been spent to date. No reserve has been established. The Company's preparations have not included a specific contingency plan in the event of systems or supplier failures; however, it is anticipated that by mid 1999 all critical systems will be remediated and under test internally or by independent outside verification.

      IMPACT OF INFLATION. Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has entered into certain market-risk sensitive financial instruments for other than trading purposes, principally short-term debt and long-term debt.

      The following discussion of market risks necessarily makes forward looking statements. There can be no assurance that actual changes in market conditions and rates and fair values will not differ materially from those used in the sensitivity and fair value calculations discussed. Factors which may cause actual results to differ materially include, but are not limited to: greater than 10 percent changes in interest rates or foreign currency exchange rates, changes in income or cash flows requiring significant changes in the use of debt instruments or the cash flows associated with them, or changes in commodity market conditions affecting availability of materials in ways not predicted by the Company.

INTEREST RATE RISK

      Sensitivity analysis was used to determine the potential impact that market risk exposure may have on the fair values of the Company's financial instruments, including debt and cash equivalents. The Company has assessed the potential risk of loss in fair values from hypothetical changes in interest rates by determining the effect on the present value of the future cash flows related to those market sensitive instruments. The discount rates used for such present value computations were selected based on market interest rates in effect at December 31, 1998, plus or minus 10 percent.

      A 10 percent decrease in interest rates with all other variables held constant would result in a increase in the fair value of the Company's financial instruments by $9.1 million. A 10 percent increase in interest rates with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by $8.8 million. There would be no material effect on consolidated net income or cash flows from those changes alone.

FOREIGN CURRENCY RISK

      In general, the Company uses a single functional currency for all receipts, payments and other settlements at its facilities. Occasionally, transactions will be denominated in another currency and a foreign currency forward exchange contract used to hedge currency gains and losses. At December 31, 1998, the Company had (USD) $4.0 million notional amount of such contracts, which related to transactions of Camrose. Increases or decreases in the year-end exchange rate of 10 percent would not have a material financial effect on consolidated net income, cash flows or fair values.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                           QUARTERLY FINANCIAL DATA - UNAUDITED

                                                   1998                                                1997
                                ------------------------------------------------    -----------------------------------------------
                                     4TH          3RD         2ND         1ST         4TH            3RD           2ND        1ST
                                ----------     -------     -------     --------     --------     ----------    --------    --------
                                                               (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

Sales                               $184.8      $255.2      $229.6      $223.0        $143.9         $213.6      $204.4      $206.7
Operating income (loss)                4.2        27.8        17.9        13.6         (21.9)          20.0        16.6        15.8
Net income (loss)                     (4.5)       10.0         4.7         1.8         (13.7)          10.4         8.2         7.1
Basic and diluted
   net income (loss)
   per share                         $(.17)       $.38        $.18        $.07        $ (.53)          $.40        $.31        $.27
Dividends declared per
   common share                      $ .14        $.14        $.14        $.14        $  .14           $.14        $.14        $.14
Common stock price range:
   High                            $15-1/8     $19-1/4     $26-1/2     $24-3/8       $29-1/4      $28-15/16     $22-1/2     $18-7/8
   Low                           $10-13/16     $9-7/16     $18-1/4     $18-1/8       $17            $19-1/2     $15-3/4     $15-1/8
Average shares and
   equivalent outstanding             26.4        26.4        26.4        26.3          26.3           26.3        26.3        26.3


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Oregon Steel Mills, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(i) and (ii) on page 41 present fairly, in all material respects, the financial position of Oregon Steel Mills, Inc. and its subsidiaries at December 31, 1998, 1997, and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Portland, Oregon
January 22, 1999


                                                      OREGON STEEL MILLS, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                              ASSETS


                                                                                                       DECEMBER 31,
                                                                                           -----------------------------------
                                                                                              1998         1997         1996
                                                                                           ---------    ---------    ---------

Current assets:
   Cash and cash equivalents                                                               $   9,044    $     570    $     739
   Trade accounts receivable, less allowance
       for doubtful accounts of $1,148
       $1,374 and $2,735                                                                      67,254       83,219       91,480
   Inventories                                                                               196,279      148,548      120,636
   Deferred tax asset                                                                         13,593       17,262       17,084
   Other                                                                                       6,595       13,219        5,786
                                                                                           ---------    ---------    ---------
       Total current assets                                                                  292,765      262,818      235,725
                                                                                           ---------    ---------    ---------
Property, plant and equipment:
   Land and improvements                                                                      28,811       28,782       29,577
   Buildings                                                                                  49,387       46,805       37,617
   Machinery and equipment                                                                   749,597      422,179      426,912
   Construction in progress                                                                   16,329      329,198      255,558
                                                                                           ---------    ---------    ---------
                                                                                             844,124      826,964      749,664
   Accumulated depreciation                                                                 (205,515)    (166,485)    (145,096)
                                                                                           ---------    ---------    ---------
                                                                                             638,609      660,479      604,568
                                                                                           ---------    ---------    ---------
Cost in excess of net assets acquired, net                                                    35,508       36,590       37,398
Other assets                                                                                  27,088       26,733       35,664
                                                                                           ---------    ---------    ---------
                                                                                           $ 993,970    $ 986,620    $ 913,355
                                                                                           =========    =========    =========
                                                           LIABILITIES
Current liabilities:
   Current portion of long-term debt                                                       $   7,164    $   7,373    $   6,574
   Short-term debt                                                                            93,700           --           --
   Accounts payable                                                                          106,084       97,860       75,428
   Accrued expenses                                                                           45,568       42,263       32,727
                                                                                           ---------    ---------    ---------
       Total current liabilities                                                             252,516      147,496      114,729
Long-term debt                                                                               270,440      367,473      330,993
Deferred employee benefits                                                                    20,427       21,018       18,262
Environmental liability                                                                       32,765       34,801       35,103
Deferred income taxes                                                                         36,415       31,641       24,365
                                                                                           ---------    ---------    ---------
                                                                                             612,563      602,429      523,452
                                                                                           ---------    ---------    ---------
Minority interests                                                                            36,290       35,184       36,862
                                                                                           ---------    ---------    ---------
Contingencies (Note 12)
                                                       STOCKHOLDERS' EQUITY
Capital stock:
   Preferred stock, par value $.01 per share;
        1,000 shares authorized; none issued
   Common stock, par value $.01 per share; 30,000
        shares authorized; 25,777, 25,693, and 25,693
        shares issued and outstanding                                                            258          257          257
Additional paid-in capital                                                                   227,584      226,085      226,085
Retained earnings                                                                            125,479      127,984      130,417
Accumulated other comprehensive income:
   Cumulative foreign currency translation
        adjustment                                                                            (8,204)      (5,319)      (3,718)
                                                                                           ---------    ---------    ---------
                                                                                             345,117      349,007      353,041
                                                                                           ---------    ---------    ---------
                                                                                           $ 993,970    $ 986,620     $913,355
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


                                                     OREGON STEEL MILLS, INC.
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1998          1997         1996
                                                              ---------    ---------    ---------

Sales                                                         $ 892,583    $ 768,558    $ 772,815
                                                              ---------    ---------    ---------
Costs and expenses:
     Cost of sales                                              781,789      681,398      670,819
     Settlement of litigation                                    (7,037)          --           --
     Gain on sale of assets                                      (4,746)      (2,228)          --
     Selling, general and administrative                         56,189       51,749       44,857
     Contributions to employee stock ownership plan                  --        1,501           --
     Profit participation                                         2,890        5,656        7,844
                                                              ---------    ---------    ---------
                                                                829,085      738,076      723,520
                                                              ---------    ---------    ---------
          Operating income                                       63,498       30,482       49,295
Other income (expense):
     Interest and dividend income                                   361          406          520
     Interest expense                                           (38,485)     (10,216)     (12,479)
     Loss on termination of interest rate swap
          agreements                                                 --           --       (1,232)
     Minority interests                                          (4,213)      (5,898)      (1,204)
     Other, net                                                    (845)       3,843          254
                                                              ---------    ---------    ---------
          Income before income taxes                             20,316       18,617       35,154
Income tax expense                                               (8,387)      (6,662)     (11,407)
                                                              ---------    ---------    ---------
          Net income                                          $  11,929    $  11,955    $  23,747
                                                              =========    =========    =========
Basic and diluted net income per share                             $.45         $.45        $1.02
                                                              =========    =========    =========





                        The accompanying notes are an integral part of the consolidated financial statements.

                            OREGON STEEL MILLS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                          ACCUMULATED
                                                                ADDITIONAL                   OTHER
                                              COMMON STOCK       PAID-IN      RETAINED   COMPREHENSIVE
                                        --------------------
                                         SHARES      AMOUNT      CAPITAL      EARNINGS       INCOME       TOTAL
                                        -------    ---------    ---------    ---------   -------------   --------

Balances, December 31, 1995              19,422       $194       $150,826     $119,302      $(3,532)     $266,790

Net income                                                                      23,747                     23,747
Foreign currency
  translation adjustment                                                                        (186)          (186)
                                                                                                         --------
Comprehensive income                                                                                       23,561
Issuance of common stock                  6,271         63         75,259                                  75,322
Dividends paid ($.56 per share)                                                (12,632)                   (12,632)
                                      ---------       ----        -------     --------      -------      --------
Balances, December 31, 1996              25,693        257        226,085      130,417       (3,718)      353,041

Net income                                                                      11,955                     11,955
Foreign currency
  translation adjustment                                                                       (1,601)       (1,601)
                                                                                                         --------
Comprehensive income                                                                                       10,354
Dividends paid ($.56 per share)                                                (14,388)                   (14,388)
                                      ---------       ----       --------     --------      -------      --------
Balances, December 31, 1997              25,693       $257       $226,085      127,984       (5,319)      349,007
                                                                                                         --------
Net income                                                                      11,929                     11,929
Foreign currency translation
  adjustment                                                                                 (2,885)       (2,885)
                                                                                                         --------
Comprehensive income                                                                                        9,044
Issuance to employee stock
  ownership plan                             84          1          1,499                                   1,500
Dividends paid ($.56 per share)                                                (14,434)                   (14,434)
                                      ---------       ----       --------     --------      -------      --------
Balances, December 31, 1998              25,777       $258       $227,584     $125,479      $(8,204)     $345,117
                                      =========       ====       ========     ========      =======      ========





 The accompanying notes are anintegral part of the consolidated financial statements.

                                              OREGON STEEL MILLS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)



                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                          1998         1997         1996
                                                                       ---------    ---------    ---------
Cash flows from operating activities:
   Net income                                                          $  11,929    $  11,955    $  23,747
   Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                                   42,909       28,642       29,025
          Deferred income taxes                                            4,774        7,276        9,030
          Accruals for contribution of common stock to
                 employee stock ownership plan                                --        1,501           --
          Gain on sale of assets and investments                          (3,344)      (7,833)        (551)
          Minority interests' share of income                              4,213        5,898        1,204
          Other, net                                                       1,486        8,480        6,864
          Changes in current assets and liabilities:
                 Trade accounts receivable                                14,821        7,404      (11,030)
                 Inventories                                             (49,362)     (28,723)      20,597
                 Deferred tax asset                                        3,669         (177)      (7,623)
                 Accounts payable and accrued expenses                    14,243       25,234        6,599
                 Other                                                     6,569       (7,553)       2,996
                                                                       ---------    ---------    ---------
   NET CASH PROVIDED BY
      OPERATING ACTIVITIES                                                51,907       52,104       80,858
                                                                       ---------    ---------    ---------
Cash flows from investing activities:
      Additions to property, plant and equipment                         (25,993)     (81,670)    (156,538)
      Proceeds from disposal of property, plant
        and equipment                                                      5,022       14,913          666
      Other, net                                                          (1,068)      (1,065)         162
                                                                       ---------    ---------    ---------
      NET CASH USED BY INVESTING ACTIVITIES                              (22,039)     (67,822)    (155,710)
                                                                       ---------    ---------    ---------

Cash flows from financing activities:
      Net borrowings under Canadian bank
        revolving loan facility                                             (707)        (291)        (911)
      Proceeds from bank debt                                            408,500      424,877      264,300
      Payments on bank and long-term debt                               (410,973)    (387,307)    (478,052)
      Net proceeds from issuance of 11% First
        Mortgage Notes                                                      --           --        226,942
      Net proceeds from issuance of common stock                            --           --         75,322
            Dividends paid                                               (14,435)     (14,388)     (12,632)
      Minority share of subsidiary's distribution                         (3,107)      (7,187)           -
                                                                       ---------    ---------    ---------

      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   (20,722)      15,704       74,969
                                                                       ---------    ---------    ---------
Effects of foreign currency exchange rate changes on
cash                                                                        (672)        (155)         (22)
                                                                       ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                       8,474         (169)          95
Cash and cash equivalents at beginning of year                               570          739          644
                                                                       ---------    ---------    ---------
Cash and cash equivalents at end of year                               $   9,044    $     570    $     739
                                                                       =========    =========    =========

Supplemental disclosures of cash flow information:
   Cash paid for:
         Interest                                                      $  37,905    $  35,399    $  32,347
         Income taxes                                                  $   1,303    $   7,237    $   8,659

   See Note 5 for additional supplemental cash flow disclosures

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

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash in high credit quality investments and limits the amount of credit exposure by any one financial institution. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation insurance limit. Management believes that risk of loss on the Company's trade receivables is reduced by ongoing credit evaluation of customer financial condition and requirements for collateral, such as letters of credit and bank guarantees.

INVENTORIES

    Inventories are stated at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost, including capitalized interest during construction of $1.2 million, $27.8 million and $20.7 million in 1998, 1997 and 1996, respectively. Depreciation is determined using principally the straight-line method and the units of production method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in income.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

    The costs in excess of net assets acquired by CF&I and Camrose are being amortized on a straight-line basis over 40 years. Accumulated amortization was $5.9 million, $4.9 million and $3.9 million in 1998, 1997 and 1996, respectively. The carrying value of costs in excess of net assets acquired will be reviewed and adjusted if the facts and circumstances suggest that they may be impaired.

TAXES ON INCOME

    Deferred income taxes reflect the differences between the financial reporting and tax bases of assets and liabilities at year end based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises.

FINANCIAL INSTRUMENTS

    The Company uses foreign currency forward exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. Gains and losses on these contracts are deferred and recognized in income as part of the related transaction.

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities subject to foreign currency fluctuations are translated at the period-end rate of exchange with related unrealized gains or losses on the balance sheet date reflected in stockholders' equity. Income and expenses are translated at the average exchange rate for the period.

NET INCOME PER SHARE

    Basic and diluted net income per share was as follows at December 31:

                                               1998         1997         1996
                                             --------     -------      -------
                                                       (IN THOUSANDS,
                                                   EXCEPT PER SHARE AMOUNTS)

Weighted average number of common
     shares outstanding                        25,770      25,694       22,735
Shares of common stock to be issued
     March 2003                                   598         598          598
                                              -------     -------      -------
                                               26,368      26,292       23,333
                                              =======     =======      =======
Net income                                    $11,929     $11,955      $23,747
                                              =======     =======      =======
Basic and diluted net income per share           $.45        $.45        $1.02
                                              =======     =======      =======


SEGMENT REPORTING

    In 1998, the Company adopted Statement of Financial Accounting Standards
(FAS) 131, "Disclosures about Segments of an Enterprise and Related Information". In accordance with the criteria of FAS 131, the Company operates in a single segment.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain reclassifications have been made in prior years to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

NEW ACCOUNTING STANDARD

    The adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) issued by the Financial Accounting Standards Board (FASB) on June 15, 1998, is expected to have no significant effect on the Company's results of operations or its financial position. See disclosures above and in Note 8.

3.  GEOGRAPHIC INFORMATION

The Company operates in one reportable business segment. Geographical information is as follows:

                                        1998           1997            1996
                                      --------       --------        --------
                                                  (IN THOUSANDS)
REVENUES FROM EXTERNAL CUSTOMERS
     United States                    $709,239       $635,989        $694,364
     Canada                            183,344        132,569          78,451
                                      --------       --------        --------
                                      $892,583       $768,558        $772,815
                                      ========       ========        ========
ASSETS
     United States                    $935,873       $927,430        $863,773
     Canada                             58,097         59,190          49,582
                                      --------       --------        --------
                                      $993,970       $986,620        $913,355
                                      ========       ========        ========


     Revenue attributed to Canada are from Camrose which is domiciled there. Revenues attributed to other countries are insignificant.

4.  INVENTORIES

     Inventories were as follows at December 31:

                                        1998            1997          1996
                                     ---------       ---------      --------
                                                   (IN THOUSANDS)

Raw materials                         $ 16,842        $ 25,197      $ 24,916
Semifinished product                    93,747          65,545        45,767
Finished product                        60,290          31,105        25,046
Stores and operating supplies           25,400          26,701        24,907
                                      --------        --------      --------
     Total inventory                  $196,279        $148,548      $120,636
                                      ========        ========      ========


5.  SUPPLEMENTAL CASH FLOW INFORMATION

     During 1998, 1997, and 1996, the Company acquired property, plant and equipment for $12.9 million, $16.2 million and $8.9 million, respectively, which was included in accounts payable and accrued expenses at the respective year ends.

     The Company has recorded as a change to stockholders' equity the issuance of common stock to the Employee Stock Ownership Plan in 1998 and foreign currency translation adjustments annually, which are noncash transactions.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable include book overdrafts of $12.0 million at December 31, 1997, and retainage from construction projects of $12.7 million, $13.2 million and $12.5 million at December 31, 1998, 1997 and 1996, respectively.

     At December 31, 1996, accrued expenses include accrued vacation of $6.5 million.

7.  DEBT AND FINANCING ARRANGEMENTS

     Debt balances were as follows as of December 31:

                                                1998          1997         1996
                                               --------     --------    --------
                                                         (IN THOUSANDS)
11% First Mortgage Notes due 2003              $235,000     $235,000    $235,000
Revolving bank loan                              93,700       88,800      45,500
CF&I acquisition term loan                       38,187       45,559      51,290
Camrose revolving bank loan                       4,417        5,487       5,777
                                               --------     --------    --------
     Total debt                                 371,304      374,846     337,567
Less current maturities and short-term debt     100,864        7,373       6,574
                                               --------     --------    --------
     Non-current maturity of long-term debt    $270,440     $367,473    $330,993
                                               ========     ========    ========


    The Company has outstanding $235 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. The Notes are guaranteed by New CF&I and CF&I ("Guarantors"). The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company (exclusive of Camrose) and the Guarantors. The collateral for the Notes and the guarantees does not include, among other things, inventory and accounts receivable. The indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, $10.3 million was available for cash dividends at December 31, 1998.

    The Company maintains a $125 million revolving bank credit facility ("Amended Credit Agreement"), which expires June 11, 1999, and may be drawn upon based on the Company's accounts receivable and inventory balances, except those of Camrose. At the Company's election, interest on the Amended Credit Agreement is based on the (1) London Interbank Offering Rate ("LIBOR"), (2) the prime rate or (3) the federal funds rate, plus a margin determined by the Company's leverage ratio. As of December 31, 1998, the average interest rate on borrowings under the Amended Credit Agreement was 8.1 percent. Annual commitment fees are
 .5 percent of the unused portions of the Amended Credit Agreement. The Amended Credit Agreement is collateralized by substantially all of the Company's consolidated inventory and accounts receivable, except those of Camrose. Amounts outstanding under the Amended Credit Agreement are guaranteed by the Guarantors. The Amended Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio. The Amended Credit Agreement has been amended to, among other things, modify the interest coverage ratio due to lower than anticipated earnings and higher than anticipated borrowings.

    CF&I incurred term debt of $67.5 million as part of the purchase price of certain assets of CF&I Steel Corporation on March 3, 1993. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent.

    Camrose maintains a $15 million (Canadian dollars) revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. The facility expires on December 30, 1999. Depending on Camrose's election at the time of borrowing, interest is payable based on (1) the bank's Canadian dollar prime rate, (2) the bank's U.S. dollar prime rate, or
(3) LIBOR.  As of December 31, 1998, the interest rate of this facility was
6.75 percent. Annual commitment fees are .25 percent of the unused portion of this facility.

    As of December 31, 1998, principal payments on debt are due as follows (in thousands):

      1999                                                     $100,864
      2000                                                       12,278
      2001                                                        8,625
      2002                                                        9,464
      Balance due in installments through 2003                  240,073
                                                               --------
                                                               $371,304
                                                               ========

     The Company has uncollateralized and uncommitted revolving lines of credit with two banks which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At December 31, 1998, $9.0 million was restricted under outstanding letters of credit.

8.  FINANCIAL INSTRUMENTS AND FAIR VALUES

     The Company uses foreign currency forward exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. Such contracts are typically short-term in duration and related to specific transactions. At December 31, 1998, the Company had used $4.0 million notional amount outstanding under such contracts, with expiration dates through March 31, 1999. At December 31, 1998, there were no material unrealized gains or losses. The carrying amount of foreign currency forward exchange contracts approximates fair value based on year-end currency exchange rates.

     The estimated fair values of the Company's financial instruments are as follows as of December 31 (in thousands):


                                                 1998                          1997                           1996
                                      ---------------------------    -----------------------       -------------------------
                                        CARRYING       FAIR          CARRYING        FAIR           CARRYING         FAIR
                                         AMOUNT        VALUE          AMOUNT         VALUE           AMOUNT          VALUE
                                      -----------    ---------       ----------    ---------       ----------     ----------
Cash  and cash equivalents            $   9,044      $   9,044        $    570      $    570       $    739       $     739
Short-term debt                          93,700         93,700               -             -              -               -
Long-term debt, including
     current portion                    277,604        282,818         374,846       393,407        337,567         351,011

     The carrying amounts of cash or cash equivalents and short-term debt approximate fair value due to their short maturity. The fair value of long-term debt, including current portion, is estimated based on quoted market prices or by discounting future cash flows based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

 9.  INCOME TAXES

     The income tax expense consists of the following:

                                         1998       1997        1996
                                      ---------   --------    ---------
                                               (IN THOUSANDS)
Current:
     Federal                          $    806    $    547    $ (9,750)
     State                                 (95)        (99)       (361)
     Foreign                              (654)        (11)        (25)
                                      --------    --------    --------
                                            57         437    (10,136)
                                      --------    --------    --------
Deferred:
     Federal                            (5,373)     (4,498)     (2,174)
     State                              (2,459)       (343)        541
     Foreign                              (612)     (2,258)        362
                                      --------    --------    --------
                                        (8,444)     (7,099)     (1,271)
                                      --------    --------    --------
Income tax expense                    $ (8,387)   $ (6,662)   $(11,407)
                                      ========    ========    ========


     The components of the net deferred tax assets and liabilities as of December 31 were as follows:

                                                             1998            1997            1996
                                                          --------         -------         -------
                                                                      (IN THOUSANDS)

Net current deferred tax asset:
     Assets
          Inventories                                     $  4,584         $ 4,531         $ 3,143
          Accrued expenses                                   5,807           9,053           6,345
          Accounts receivable                                  507             576           1,024
          Deferred sales revenue                                 -               -           2,236
          Foreign tax credit                                 3,754           2,886               -
          Net operating loss carryforward                    1,789           2,380               -
          State tax credits                                      -               -             100
          Provision for rolling mill closures                    -           2,928           5,594
                                                          --------         -------         -------
                                                            16,441          22,354          18,442

     Liabilities
          Other                                              2,848           5,092           1,358
                                                          --------         -------         -------
Net current deferred tax asset                            $ 13,593         $17,262         $17,084
                                                          ========         =======         =======

Net noncurrent deferred income tax liability:
     Assets:
          Postretirement benefits other than pensions     $  2,238         $ 1,864         $ 1,467
          State tax credits                                  5,719           6,907           6,637
          Alternative minimum tax credit                    15,561          15,532          12,654
          Environmental liability                           12,791          12,829          12,915
          Foreign tax credit                                 1,258             633              45
          Net operating loss carryforward                   40,117          20,657           7,699
          Other                                              5,304             487           2,502
                                                          --------         -------         -------
                                                            82,988          58,909          43,919
          Valuation allowance                               (3,105)              -               -
                                                          --------         -------         -------
                                                            79,883          58,909          43,919
                                                          --------         -------         -------

     Liabilities
          Property, plant and equipment                    104,054          77,025          54,530
          Cost in excess of net assets acquired             10,917          11,642          11,695
          Other                                              1,327           1,883           2,059
                                                          --------         -------         -------
                                                           116,298          90,550          68,284
                                                          --------         -------         -------
     Net noncurrent deferred income tax liability         $ 36,415         $31,641         $24,365
                                                          ========         =======         =======

     A reconciliation of the statutory tax rate to the effective tax rate on income before income taxes is as follows:

                                                     1998      1997      1996
                                                    ------    ------    ------

U.S. statutory income tax rate ................     (35.0%)   (35.0%)   (35.0%)
Deduction for dividends to ESOP participants ..       1.8       2.1       1.2
State taxes, net ..............................     (11.8)     (2.9)      (.5)
Foreign sales corporation benefit .............       4.7       2.3       1.1
Foreign tax in excess of U.S. rate ............       (.5)     (2.9)       .2
Other, net ....................................       (.5)       .6        .6
                                                    ------    ------    ------
                                                    (41.3%)   (35.8%)   (32.4%)
                                                    ======    ======    ======

     At December 31, 1998, the Company has state tax credits of $2.6 million expiring 2000 through 2010 which are available to reduce future income taxes payable.

     At December 31, 1998, the Company has $98.8 million in federal net operating loss carryforwards expiring in 2012 and 2018. In addition, the Company has $133.3 million in state net operating loss carryforwards expiring in 2009 through 2013.

     A $3.1 million valuation allowance has been established for state tax credit carryforwards in 1998. Management believes that it is more likely than not that future taxable income will not be sufficient to realize the full benefit of the state tax credit carryforwards. No valuation allowance has been established for net operating loss carryforwards.

10.  EMPLOYEE BENEFIT PLANS

UNITED STATES PENSION PLANS

     The Company has noncontributory defined benefit retirement plans covering all of its eligible domestic employees. The plans provide benefits based on participants' years of service and compensation. The Company funds at least the minimum annual contribution required by ERISA.

     The following table sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheets:

                                                             1998        1997        1996
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)

Change in benefit obligation
   Projected benefit obligation at January 1                $52,566     $46,184     $39,777
   Service cost                                               3,100       3,804       4,431
   Interest cost                                              3,617       3,445       2,930
   Actuarial loss                                             4,407       1,248         684
   Early retirement benefits                                  2,528        --          --
   Benefits paid                                             (1,693)     (2,115)     (1,638)
                                                           --------    --------    --------
   Projected benefit obligation at December 31               64,525      52,566      46,184
                                                           --------    --------    --------

Change in plan assets
   Fair value of plan assets at January 1                    49,877      42,087      34,283
   Actual return on plan assets                               9,559       7,139       4,243
   Company contribution                                       2,189       2,766       5,199
   Benefits paid                                             (1,693)     (2,115)     (1,638)
                                                            -------    --------    --------
   Fair value of plan assets at December 31                  59,932      49,877      42,087
                                                            -------    --------    --------

Projected benefit obligation in excess of plan assets        (4,593)     (2,689)     (4,097)
Unrecognized net (gain) loss                                    (57)       (711)      1,381
Unrecognized prior service cost                                 506         626         746
Unrecognized net obligation at
  January 1, 1987 being recognized over 15 years                225         301         377
                                                            -------     -------     -------
Pension liability recognized in
  consolidated balance sheet                                $(3,919)    $(2,473)    $(1,593)
                                                            =======     =======     =======

     Net pension cost was $5.0 million, $3.7 million and $4.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998 the Company offered a voluntary early retirement package to certain management employees at CF&I. As a result, the projected benefit obligation was increased by $2.5 million, which is included in the above table, and the annual pension cost.

     Plan assets are invested in common stock and bond funds (96 percent), marketable fixed income securities (1 percent) and insurance company contracts (3 percent) at December 31, 1998. The plans do not invest in the stock of the
 Company.

CANADIAN PENSION PLANS

     The Company has noncontributory defined benefit retirement plans covering all of its eligible Camrose employees. The plans provide benefits based on participants' years of service and compensation.

     The following table sets forth the funded status and the amounts recognized:

                                                               1998       1997        1996
                                                             ------     -------      ------
                                                                     (IN THOUSANDS)
Change in benefit obligation
   Projected benefit obligation at January 1                $ 9,616     $ 7,351      $7,222
   Service cost                                                 541         355         374
   Interest cost                                                706         568         562
   Actuarial (gain) loss                                        295       1,719        (551)
   Benefits paid                                               (126)       (256)       (239)
   Foreign currency exchange rate change                       (722)       (121)        (17)
                                                            -------     -------      ------
   Projected benefit obligation at December 31               10,310       9,616       7,351
                                                            -------     -------      ------

Change in plan assets
   Fair value of plan assets at January 1                    11,045       9,953       8,020
   Actual return on plan assets                                 734       1,028       1,702
   Company contribution                                         482         462         492
   Benefits paid                                               (126)       (256)       (239)
   Foreign currency exchange rate change                       (795)       (142)        (22)
                                                            -------     -------      ------
   Fair value of plan assets at December 31                  11,340      11,045       9,953
                                                            -------     -------      ------

Plan assets in excess of projected benefit obligation         1,030       1,429       2,602
Unrecognized net (gain) loss                                    718         118      (1,506)
                                                            -------     -------      ------
Pension asset recognized in consolidated balance sheet      $ 1,748     $ 1,547      $1,096
                                                            =======     =======      ======

     Net pension cost was $280,000, $6,000 and $222,000 for the years ended
December 31, 1998, 1997, and 1996, respectively.

     The following table sets forth the significant actuarial assumptions for the United States and Canadian pension plans:

                                                       1998      1997     1996
                                                       ----      ----     ----
Discount rate                                          6.8%      7.0%     7.5%
Rate of increase in future compensation levels:
     United States Plans                               4.0%      4.0%     4.0%
     Canadian Plan                                     4.0%      4.0%     4.0%
Expected long-term rate of return on plan assets       8.5%      8.8%     8.8%

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     The Company provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service. The benefit plans are unfunded.

     The following table sets forth the status of the plans as of December 31:

                                                                      1998         1997         1996
                                                                    --------     --------     --------

Change in benefit obligation:
   Accumulated postretirement benefit obligation at January 1       $ 17,372     $ 17,737     $ 17,610
   Service cost                                                          411          397          449
   Interest cost                                                       1,181        1,263        1,298
   Actuarial (gain) loss                                                 399       (1,317)        (920)
   Benefits paid                                                        (852)        (686)        (697)
   Plan Amendments                                                       273           --           --
   Foreign currency exchange rate change                                (123)         (22)          (3)
                                                                    --------     --------     --------
   Accumulated postretirement benefit obligation
      at December 31                                                  18,661       17,372       17,737
                                                                    --------     --------     --------

Projected benefit obligation in excess of plan assets                (18,661)     (17,372)     (17,737)
Unrecognized net (gain) loss                                            (351)        (617)         772
Unrecognized transition obligation                                     4,926        5,334        7,923
Unrecognized prior service cost                                          315           --           --
                                                                    --------     --------     --------
Postretirement liability recognized
  in consolidated balance sheet                                     $(13,771)    $(12,655)    $ (9,042)
                                                                    ========     ========     ========


     Net postretirement benefit cost was $1.8 million, $2.1 million and $2.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     For measurement purposes, a long-term inflation rate of 4.5 to 10 percent is assumed for health care cost trend rates. A one percentage point increase in the assumed health care cost trend for 1999 would increase the accumulated postretirement benefit obligation by $525,000; the aggregate service and interest cost would increase $50,000. A one percentage point decrease in the assumed health care cost trend for 1999 would decrease the accumulated postretirement benefit obligation by $444,000; the aggregate service and interest cost would decrease $43,000. The discount rate used in determining the accumulated postretirement benefit obligation was 6.8, 7.0 and 7.5 percent for 1998, 1997 and 1996, respectively.

OTHER EMPLOYEE BENEFIT PLANS

     The Company has an unfunded supplemental retirement plan designed to maintain benefits for all nonunion domestic employees at the plan formula level. The amount expensed for this plan in 1998, 1997 and 1996 was $297,000, $236,000 and $226,000, respectively.

     The Company has an Employee Stock Ownership Plan ("ESOP") noncontributory qualified stock bonus plan for eligible domestic employees. Contributions to the plan are made at the discretion of the Board of Directors and are in the form of newly issued shares of the Company's common stock. Shares are allocated to eligible employees' accounts based on annual compensation. At December 31, 1998, the ESOP held 1.8 million shares of Company common stock. Dividends on shares held by the ESOP are paid to eligible employees.

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

     The Company has qualified Thrift (401(k)) plans for eligible domestic employees under which the Company matches 25 or 50 percent, depending on location, of the first 4 or 6 percent of the participants' deferred compensation. Company contribution expense in 1998, 1997 and 1996 was $1.4 million, $765,000 and $799,000, respectively.

11.   RELATED PARTY TRANSACTIONS

STELCO, INC.

     Camrose purchases steel coil and plate under a steel supply agreement with Stelco, Inc. ("Stelco") a 40 percent owner of Camrose, or its subsidiaries. Transactions under the agreement are at negotiated market prices. The following table summarizes the transactions between Camrose and Stelco.

                                                   1998        1997       1996
                                                 -------     -------    -------
                                                         (IN THOUSANDS)

Sales to Stelco                                  $   435     $   330    $   138
Purchases from Stelco                             24,000      83,478     60,231
Accounts receivable from Stelco at December 31       108          58      3,254
Accounts payable to Stelco at December 31            911       7,303      4,127


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

     The Company has accrued $2.1 million at December 31, 1998, for environmental remediation relating to the Company's Napa, California pipe mill. The Company's estimate of this environmental liability was based on several remedial investigations and feasibility studies performed by an independent engineering consultant. The accrual includes costs for remedial action which is scheduled to be completed in 1998 with sampling, monitoring and maintenance costs continuing through 2024.

     In connection with the 1993 acquisition of CF&I, the Company accrued a liability of $36.7 million for environmental remediation at Pueblo, Colorado steel mill. The Company believed $36.7 million was the best estimate from a range of $23.1 to $43.6 million. The Company estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The accrual includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment finalized a postclosure permit for historic hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. As of December 31, 1998, 11 solid waste management units have closed with no further action needed. The State of Colorado stated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. At December 31, 1998, the accrued liability was $33.3 million, of which $30.9 million was classified as noncurrent in the consolidated balance sheet.

LABOR DISPUTE

     The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union") initiated a strike at CF&I for approximately 1,000 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Company was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees.

     On December 30, 1997, the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of December 1998, 90 former striking employees had returned to work as a result of their unconditional offer. Approximately 720 former striking workers remain unreinstated ("Unreinstated Employees").

     On February 27, 1998 the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act. The Company not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge. Testimony and other evidence was presented on various hearing dates in the latter part of 1998 and early 1999. The hearing concluded on February 25, 1999. The Administrative Law Judge will render a decision which is automatically appealable by either party to the NLRB in Washington, D.C. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 470 workers. However, the Union might assert that all unreinstated employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

     In addition, during the strike 39 bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of New CF&I which provides rail service to the Pueblo Mill, refused to report to work for an extended period of time. The bargaining unit employees of C&W were not on strike. C&W considered these employees to have quit their employment and, accordingly, C&W declined to return those individuals to work. The unions representing these individuals have filed lawsuits against C&W claiming its members had refused to cross the picket line because they were honoring the picket line of another organization or because of safety concerns stemming from those picket lines. The Company believes it has substantial defenses against these claims. However, it is possible that one or more of them will proceed to arbitration before the National Railroad Adjustment Board or otherwise. The outcome of such proceedings is inherently uncertain and it is not possible to estimate any potential settlement amount which would result from an adverse legal or arbitration decision.

CONTRACTS WITH KEY EMPLOYEES

     The Company has employment agreements with certain officers which provide for severance compensation in the event their employment with the Company is terminated subsequent to a change in control (as defined) of the Company.

OTHER CONTINGENCIES

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

14.  SALES OF SUBSIDIARY'S COMMON STOCK

     In June 1994, New CF&I's Board of Directors approved an increase in New CF&I's authorized $1 par value common stock from 100 to 1,000 shares and declared an 80 percent stock dividend, increasing the Company's holding of New CF&I's common stock to 180 shares. In August 1994, New CF&I sold additional common stock (10 percent equity interest) to a subsidiary of Nippon Steel Corporation ("Nippon").

     In connection with the sale, New CF&I and the Company entered into a stockholders' agreement with Nippon pursuant to which Nippon was granted a right to sell all, but not less than all, of its 10 percent equity interest in New CF&I back to New CF&I at the then fair market value in certain circumstances. Those circumstances include, among other things, a change of control, as defined, in New CF&I, certain changes involving the composition of the board of directors of New CF&I, and the occurrence of certain other events which are within the control of New CF&I and the Company. The Company also agreed not to transfer voting control of New CF&I to a nonaffiliate except in circumstances where Nippon is offered the opportunity to sell its interest in New CF&I to the transferee at the same per share price obtained by the Company. New CF&I has also retained a right of first refusal in the event that Nippon desires to transfer its interest in New CF&I to a nonaffiliate. During the fourth quarter of 1995, the Company sold a 3 percent equity interest in New CF&I to the Nissho Iwai Group under substantially the same terms and conditions of the Nippon transaction. The Company believes that it is not probable that the conditions which would permit a subsidiary stock redemption will occur.

15.    UNUSUAL AND NONRECURRING ITEMS

SETTLEMENT OF LITIGATION

     Operating income for 1998 includes a $7.0 million gain from a settlement of litigation with certain graphite electrode suppliers.

GAIN ON SALES OF ASSETS

     Operating income for 1998 and 1997 include net gains from sales of assets of $4.7 million and $2.2 million, respectively.

GAIN ON SALE OF EQUITY OWNERSHIP INTEREST

     Other income for 1997 includes a net gain from the sale of an equity ownership of $3.0 million.

LOSS ON TERMINATION OF INTEREST RATE SWAP AGREEMENTS

     During 1996, the Company incurred a $1.2 million pretax loss for terminating certain interest rate swap agreements. The swap agreements were terminated in conjunction with the repayment of certain borrowings under the previous bank credit agreement.

PROCEEDS FROM INSURANCE SETTLEMENT

     Sales for 1997 include approximately $2.5 million of insurance proceeds as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing CF&I. In total, the Company received approximately $7 million in insurance proceeds from this claim of which $4.5 million was recorded in 1996 as reimbursement of excess costs in that period.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                 REGISTRANT AND EXECUTIVE COMPENSATION

    A definitive proxy statement of Oregon Steel Mills, Inc. will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Nomination and Election of Class B Directors", "Executive Compensation", "Defined Benefit Retirement Plans", "Employment Contracts and Termination of Employment and Change in Control Arrangements", "Compensation Committee Interlocks and Insider Participation", "Board Compensation Committee Report on Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Executive Officers of Oregon Steel Mills, Inc. are listed on page 13 of this Form 10-K.





ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT

    Information required is set forth under the caption "Principal Stockholders" in the Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.





ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required is set forth under the captions "Nomination and Election of Class B Directors" and "Executive Compensation" in the Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K
                                                                            PAGE

(a) (i)     FINANCIAL STATEMENTS:
            Report of Independent Accountants - 1998, 1997 and 1996.......... 24
            Consolidated Financial Statements:
                Balance Sheets at December 31, 1998, 1997 and 1996........... 25
                Statements of Income for each of the three years
                  in the period ended December 31, 1998...................... 26
                Statements of Changes in Stockholders' Equity for each
                  of the three years in the period ended December 31, 1998... 27
                Statements of Cash Flows for each of three years
                  in the period ended December 31, 1998...................... 28
                Notes to Consolidated Financial Statements................... 29
    (ii)    Financial Statement Schedule for each of the three
                years in the period ended December 31, 1998:
                Schedule II - Valuation and Qualifying Accounts.............. 42
    (iii)   Exhibits:  Reference is made to the list on page 43 of
                the exhibits filed with this report.
(b)         Reports on Form 8-K:
                No reports on Form 8-K were required to be filed by the Registrant during the fourth quarter of the year ended December 31, 1998

                            OREGON STEEL MILLS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE YEARS ENDED DECEMBER 31
                                 (IN THOUSANDS)


                                                                          COLUMN C
                                                                -------------------------
                                                COLUMN B        ADDITIONS                                           COLUMN E
                                               ----------                                                          ----------
                                               BALANCE AT       CHARGED TO       CHARGED                           BALANCE AT
COLUMN A                                        BEGINNING       COSTS AND        TO OTHER         COLUMN D           END OF
--------                                                                                          ---------
CLASSIFICATION                                  OF PERIOD        EXPENSES        ACCOUNTS        DEDUCTIONS          PERIOD
--------------                                  ----------       ----------       --------        ----------        -----------

   1998
   ----
Allowance for doubtful accounts                 $ 1,374         $   290              --           $  (516)         $     1,148
   1997
   ----
Allowance for doubtful accounts                 $ 2,735         $ 1,338           $  --           $(2,699)         $     1,374
Provision for rolling mill closures:
   Inventories                                  $ 1,500              --              --           $ (1,500) (1)    $        --
   Property, plant and equipment                $ 7,485              --              --           $ (7,485) (1)    $        --
   Other assets                                 $    78              --              --           $    (78) (1)    $        --
   1996
   ----
Allowance for doubtful accounts                 $ 1,905         $   917              --           $    (87)        $     2,735
Provision for rolling mill closures:
   Inventories                                  $ 1,500              --              --                 --         $     1,500
   Property, plant and equipment                $ 7,485              --              --                 --         $     7,485
   Other assets                                 $    78              --              --                 --         $        78




--------------
(1) Results from write-offs of related assets.

LIST OF EXHIBITS*

 2.0 Asset Purchase Agreement dated as of January 2, 1992, by and between Camrose Pipe Company (a partnership) and Stelco Inc. (Filed as exhibit
         2.0 to Form 8-K dated June 30, 1992 and incorporated by reference herein.
 2.1     Asset Purchase Agreement dated as of March 3, 1993, among CF&I
         Steel Corporation, Denver Metals Company, Albuquerque Metals
         Company, CF&I Fabricators of Colorado, Inc., CF&I Fabricators of Utah, Inc., Pueblo Railroad Service Company, Pueblo Metals
         Company, Colorado & Utah Land Company, the Colorado and Wyoming
         Railway Company, William J. Westmark as trustee for the estate of The Colorado and Wyoming Railway Company, CF&I Steel, L.P.,
         New CF&I, Inc. and Oregon Steel Mills, Inc. (Filed as exhibit
         2.1 to Form 8-K dated March 3, 1993, and incorporated by reference herein.)
 3.1 Restated Certificate of Incorporation of the Company. (Filed as exhibit 3.1 to Form 10-K for the year ended December 31, 1992, and incorporated by reference herein.)
 3.2 Bylaws of the Company. (Filed as exhibit 3.2 to Form 10-Q dated March 31, 1993, and incorporated by reference herein.)
 3.3 Amendment to Bylaws of the Company. (Filed as exhibit 3.3 to Form 8-K dated July 30, 1998, and incorporated by reference herein.)
 4.1 Specimen Common Stock Certificate. (Filed as exhibit 4.1 to Form S-1 Registration Statement 33-38379 and incorporated by reference herein.)
 4.4 Indenture dated as of June 1, 1996 among Oregon Steel Mills, Inc., as Issuer, Chemical Bank, as Trustee, and New CF&I, Inc. and CF&I
         Steel, LP, as Guarantors, with respect to 11% First Mortgage Notes due 2003. (Filed as exhibit 4.1 to Form 10-Q dated June 30, 1996, and incorporated by reference herein.)
 4.5 Form of Deed of Trust, Assignment of Rents and Leases and Security Agreement. (Filed as exhibit 4.2 to Amendment #1 to Form S-3 Registration Statement 333-02355 and incorporated by reference herein.)
 4.6 Form of Security Agreement. (Filed as exhibit 4.3 to Amendment #1 to Form S-3 Registration Statement 333-02355 and incorporated by reference herein.)
 4.7 Form of Intercreditor Agreement. (Filed as exhibit 4.4 to Amendment #1 to Form S-3 Registration Statement 333-02355 and incorporated by reference herein.)
10.1** Form of Indemnification Agreement between the Company and its directors. (Filed as exhibit 10.6 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)
10.2** Form of Indemnification Agreement between the Company and its executive officers. (Filed on exhibit 10.7 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)
10.3 Agreement for Electric Power Service between registrant and Portland General Electric Company. (Filed as exhibit 10.20 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)
10.4**   Key  employee contract for Thomas B. Boklund.  (Filed as exhibit
         10.11 to Form 10-K for the year ended December 31, 1988, and incorporated by reference herein.)
10.5** Key employee contract for L. Ray Adams. (Filed as exhibit 10.10 to Form 10-K for the year ended December 31, 1990, and incorporated by reference herein.)
10.6** Key employee contract for Joe E. Corvin. (Filed as exhibit 10.10 to Form 10-K for the year ended December 31, 1995, and incorporated by reference herein.)
10.7 Amended and Restated Credit Agreement dated June 12, 1996, among Oregon Steel Mills, Inc., as Borrower, certain Commercial
         Lending Institutions, as the Lenders, First Interstate Bank of
         Oregon, N.A. as the Administrative Agent for the Lenders, the Bank of Nova Scotia, as the Syndication Agent for the Lenders, and First Interstate Bank of Oregon, N.A. and the Bank of Nova
         Scotia as the Managing Agents for the Lenders. (Filed as exhibit 10.0 to Form 10-Q dated June 30, 1996, and incorporated by reference herein.)

10.8 Second Amendment dated as of December 11, 1997 to the Amended and Restated Credit Agreement dated June 12, 1996, among Oregon
         Steel Mills, Inc., as Borrower, certain Commercial Lending Institutions as the Lenders, Wells Fargo Bank National
         Association, formerly known as First Interstate Bank of Oregon,
         N.A., as the Administrative Agent for the Lenders; the Bank of Nova Scotia, as the syndication Agent for the Lenders, and Wells Fargo Bank National Association and the Bank of Nova
         Scotia, as the Managing Agents for the Lenders. (Filed as exhibit 10.8 to Form 10-K for the year ended December 31, 1997, and incorporated by reference herein.)
10.9 Third Amendment dated February 17, 1998 to the Amended and Restated Credit Agreement dated June 12, 1996, among Oregon Steel Mills,
         Inc., as Borrower, certain Commercial Lending Institutions as the Lenders, Wells Fargo Bank National Association, formerly known as First Interstate Bank of Oregon, N.A., as the Administrative Agent for the Lenders; the Bank of Nova Scotia, as the syndication Agent for the Lenders, and Wells Fargo Bank National Association and the Bank of Nova Scotia, as the Managing Agents for the Lenders. (Filed as exhibit 10.9 to Form
         10-K for the year ended December 31, 1997, and incorporated by reference herein.)
10.10    Fourth Amendment dated October 30, 1998 to the Amended and
         Restated Credit Agreement dated June 12, 1996, among Oregon
         Steel Mills, Inc., as Borrower, certain Commercial Lending Institutions as the Lenders, Wells Fargo Bank National
         Association, formerly known as First Interstate Bank of Oregon,
         N.A., as the Administrative Agent for the Lenders; the Bank of Nova Scotia, as the syndication Agent for the Lenders, and Wells Fargo Bank National Association and the Bank of Nova
         Scotia, as the Managing Agents for the Lenders.
10.11** Directors' Retirement Plan. (Filed as exhibit 10.10 to Form 10-K for the year ended December 31, 1997, and incorporated by reference herein.)
21.0 Subsidiaries of registrant. (Filed as exhibit 21.0 to Form 10-K for the year ended December 31, 1997, and incorporated by reference herein.)
23.0     Consent of Independent Accountants - PricewaterhouseCoopers LLP.
27.0     Financial Data Schedule.
99.0 Partnership Agreement dated as of January 2, 1992, by and between Camrose Pipe Corporation and Stelcam Holding, Inc. (Filed as exhibit
         28.0 to Form 8-K dated June 30, 1992, and incorporated by reference herein.)

----------------------

 * The Company will furnish to stockholders a copy of the exhibit upon payment of $.25 per page to cover the expense of furnishing such copies. Requests should be directed to Vicki A. Tagliafico, Director of Communications and Planning, Oregon Steel Mills, Inc., PO Box 5368, Portland, Oregon 97228.

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

         SIGNATURE                        TITLE                         DATE
         ---------                        -----                         ----

  /s/ Thomas B. Boklund           Chairman of the Board            March 1, 1999
----------------------------
    (Thomas B. Boklund)           Chief Executive Officer
                                  (Principal Executive Officer)

/s/ Joe E. Corvin                 President, Chief Operating       March 1, 1999
----------------------------
    (Joe E. Corvin)               Officer and Director

/s/  L. Ray Adams                 Vice President of Finance,       March 1, 1999
---------------------------
    (L. Ray Adams)                and Chief Financial Officer
                                  (Principal Financial Officer)

/s/  Christopher D. Cassard       Corporate Controller             March 1, 1999
-----------------------------
    (Christopher D. Cassard)      (Principal Accounting Officer)


 /s/  V. Neil Fulton              Director                         March 1, 1999
-----------------------------
    (V. Neil Fulton)


 /s/  Robert W. Keener            Director                         March 1, 1999
-----------------------------
    (Robert W. Keener)


 /s/  Richard G. Landis           Director                         March 1, 1999
-----------------------------
    (Richard G. Landis)


 /s/  James A. Maggetti           Director                         March 1, 1999
-----------------------------
    (James A. Maggetti)


 /s/  John A. Sproul              Director                         March 1, 1999
-----------------------------
    (John A. Sproul)


/s/  George J. Stathakis          Director                         March 1, 1999
-----------------------------
    (George J. Stathakis)


 /s/  William Swindells           Director                         March 1, 1999
-----------------------------
    (William Swindells)