Form 10-Q
period 1999-03-31
OREGON STEEL MILLS INC
filed 1999-05-13
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1999
                               -----------------------------------------------

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
                                               Yes   X   No
                                                   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 Par Value                            25,776,804
    ----------------------------                   ----------------------------
               Class                               Number of Shares Outstanding
                                                     (as of April 30, 1999)

                            OREGON STEEL MILLS, INC.
                                      INDEX



                                                                           Page
                                                                           ----
PART I.    FINANCIAL  INFORMATION

           Item 1.  Financial Statements

                    Consolidated Balance Sheets
                       March 31, 1999 (unaudited)
                       and December 31, 1998...................................2

                    Consolidated Statements of Income (unaudited)
                       Three months ended March 31, 1999
                       and 1998 ...............................................3

                    Consolidated Statements of Cash Flows (unaudited)
                       Three months ended March 31, 1999
                       and 1998 ...............................................4

                    Notes to Consolidated Financial
                       Statements (unaudited)..............................5 - 7

           Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations................8 - 12

           Item 3.  Quantitative and Qualitative Disclosures
                       about Market Risk......................................12


PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings.........................................13

           Item 4.  Submission of Matters to a
                    Vote of the Security Holders..............................13

           Item 6.  Exhibits and Reports on Form 8-K..........................13


SIGNATURES ...................................................................13

                            OREGON STEEL MILLS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                       March 31,
                                                         1999       December 31,
                                                      (Unaudited)       1998
                                                      -----------   -----------


                                         ASSETS
Current assets:
     Cash and cash equivalents                          $   8,214     $  9,044
     Trade accounts receivable, net                        64,662       67,254
     Inventories                                          175,518      196,279
     Deferred tax asset                                    13,592       13,593
     Other                                                  7,388        6,595
                                                            -----        -----
            Total current assets                          269,374      292,765
                                                          -------      -------

Property, plant and equipment:
     Land and improvements                                 28,861       28,811
     Buildings                                             49,514       49,387
     Machinery and equipment                              754,283      749,597
     Construction in progress                              15,235       16,329
                                                           ------       ------
                                                          847,893      844,124
     Accumulated depreciation                           (216,340)     (205,515)
                                                        --------     --------
                                                          631,553      638,609
                                                          -------      -------
Excess of cost over net assets acquired, net               34,668       35,508
Other assets                                               29,376       27,088
                                                           ------       ------
                                                        $ 964,971     $993,970
                                                        =========     ========

                                       LIABILITIES
Current liabilities:
     Current portion of long-term debt                 $    7,505     $  7,164
     Short-term debt                                       78,700       93,700
     Accounts payable                                      85,365      106,084
     Accrued expenses                                      55,218       45,568
                                                        ---------     --------
          Total current liabilities                       226,788      252,516
Long-term debt                                            262,798      270,440
Deferred employee benefits                                 20,586       20,427
Environmental liability                                    32,644       32,765
Deferred income taxes                                      39,520       36,415
                                                           ------       ------
                                                          582,336      612,563
                                                        ---------    ---------
Minority interests                                         32,141       36,290
                                                        ---------    ---------
Contingencies (Note 6)

                                STOCKHOLDERS' EQUITY
Common stock                                                  258          258
Additional paid-in capital                                227,584      227,584
Retained earnings                                         130,281      125,479
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment         (7,629)      (8,204)
                                                        ---------    ---------
                                                          350,494      345,117
                                                        ---------    ---------
                                                        $ 964,971    $ 993,970
                                                        =========    =========


         The accompanying notes are an integral part of the consolidated financial statements.

                            OREGON STEEL MILLS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except tonnage and per share amounts)
                                   (Unaudited)


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1999             1998
                                                 -----------        ---------

     Sales                                          $239,655        $223,003
     Costs and expenses:
          Cost of sales                              198,317         195,284
          Selling, general and
             administrative expenses                  14,030          13,949
          Profit participation                         3,044             140
                                                    --------        --------
                Operating income                      24,264          13,630
     Other income (expense):
          Interest and dividend income                    78             101
          Interest expense                            (9,613)         (9,518)
          Minority interests                          (1,093)         (1,392)
          Other, net                                     207             (21)
                                                    --------        --------
             Income before income taxes               13,843           2,800
     Income tax expense                               (5,432)         (1,014)
                                                    --------        --------
             Net income                             $  8,411        $  1,786
                                                    ========        ========

     Basic and diluted net income per share             $.32            $.07

     Dividends declared per common share                $.14            $.14

     Weighted average common shares
        and common share equivalents
        outstanding                                   26,375          26,347

     Tonnage sold                                    457,900         409,700


         The accompanying notes are an integral part of the consolidated financial statements.

                            OREGON STEEL MILLS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           1999        1998
                                                        ---------    ---------
Cash flows from operating activities:
   Net income                                            $  8,411    $  1,786
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
          Depreciation and amortization                    10,970      10,747
          Deferred income tax provision                     3,105       1,751
          Minority interests' share of income               1,093       2,871
          Other, net                                          (55)       (109)
          Changes in current assets and liabilities        11,651       9,441
                                                         --------    --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES             35,175      26,487
                                                         --------    --------

Cash flows from investing activities:
     Additions to property, plant and equipment            (3,696)     (9,416)
     Other, net                                            (1,710)       (291)
                                                         --------    --------
     NET CASH USED BY INVESTING ACTIVITIES                 (5,406)     (9,707)
                                                         --------    --------

Cash flows from financing activities:
     Net payments under Canadian bank
          revolving loan facility                          (3,883)     (3,707)
     Proceeds from long-term bank debt                     52,900      80,500
     Payments on long-term debt                           (71,399)    (84,900)
     Dividends paid                                        (3,609)     (3,609)
     Minority portion of subsidiary's distribution         (5,264)     (1,479)
     Other, net                                                81         (93)
                                                         --------    --------
     NET CASH USED BY FINANCING ACTIVITIES                (31,174)    (13,288)
                                                         --------    --------

Effects of foreign currency exchange rate
   changes on cash                                            575          34
                                                         --------    --------
Net increase (decrease) in cash and cash equivalents         (830)      3,526
Cash and cash equivalents at beginning of period            9,044         570
                                                         --------    --------
Cash and cash equivalents at end of period               $  8,214    $  4,096
                                                         ========    ========

Supplemental disclosures of cash flow information:
   Cash paid for:
          Interest                                       $  4,100    $  1,588
          Income taxes                                   $    805    $     60




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

     The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 1998 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

2.   Inventories
     -----------

     Inventories consist of:
                                                    March 31,      December 31,
                                                       1999           1998
                                                  -----------      ------------
                                                         (In thousands)
     Raw materials                                 $ 17,677         $ 16,842
     Semifinished product                            81,805           93,747
     Finished product                                50,068           60,290
     Stores and operating supplies                   25,968           25,400
                                                   --------         --------
           Total Inventory                         $175,518         $196,279
                                                   ========         ========


3.   Common Stock
     ------------

     On April 29, 1999, the Board of Directors declared a quarterly cash dividend of 14 cents per share to be paid May 29, 1999, to stockholders of record as of May 15, 1999.

4.   Net Income per Share
     --------------------

     Basic and diluted net income per share was as follows:



                                              Three Months Ended March 31,
                                              ---------------------------
                                                 1999              1998
                                              ---------         --------
                                        (In thousands, except per share amounts)

     Weighted average number of common
        shares outstanding                      25,777             25,749
     Shares of common stock to be
        issued March 2003                          598                598
                                               -------            -------
                                                26,375             26,347
                                               =======            =======
     Net income                                $ 8,411            $ 1,786
                                               =======            =======
     Basic and diluted net income per share    $   .32            $   .07
                                               =======            =======



5.    Comprehensive Income
      --------------------

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1999             1998
                                                       ------           ------
                                                            (In thousands)
      Net income                                       $8,411           $1,786
      Foreign currency translation adjustment             575              276
                                                       ------           ------
      Comprehensive Income                             $8,986           $2,062
                                                       ======           ======

6.    Contingencies
      -------------

      ENVIRONMENTAL.

      All material environmental remediation liabilities, which are probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that may require different remediation methods or periods, and ultimately affect the total cost. The best estimate of the probable cost within a range is recorded. If there is no best estimate, the low end of the range is recorded, and the range is disclosed.

      The Company's 87-percent-owned New CF&I, Inc. subsidiary owns a majority interest in CF&I Steel, L.P. ("CF&I") which owns a steel mill in Pueblo,\ Colorado "Pueblo Mill"). In connection with the 1993 acquisition of CF&I, the Company accrued a liability of $36.7 million for environmental remediation at the Pueblo Mill. The Company believed $36.7 million was the best estimate from a range of $23.1 to $43.6 million. The Company estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The accrual includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment finalized a postclosure permit for historic hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado stated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. At March 31, 1999, the accrued liability was $32.8 million, of which $30.9 million was classified as noncurrent in the consolidated balance sheet.

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

      On December 30, 1997, the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of March 1999, 90 former striking employees had returned to work as a result of their unconditional offer. Approximately 720 former striking workers remain unreinstated ("Unreinstated Employees").

      On February 27, 1998 the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act. The Company not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge. Testimony and other evidence was presented on various hearing dates in the latter part of 1998 and early 1999. The hearing concluded on February 25, 1999. The Administrative Law Judge will render a decision which is automatically appealable by either party to the NLRB in Washington, D.C. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 430 workers. However, the Union might assert that all unreinstated employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

      In addition, during the union strike 39 bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of New CF&I, Inc. which provides rail service to the Pueblo Mill, refused to report to work for an extended period of time. The bargaining unit employees of C&W were not on strike. C&W determined that these employees to have quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The Brotherhood of Maintenance of Way Employees, the National Conference of Firemen and Oilers, the United Transportation Union, and certain members of those organizations individually (jointly "Plaintiffs") filed in 1998 various lawsuits in the U.S. District Court of Colorado against C&W claiming union members had refused to cross the picket line because they were honoring the picket line of another organization or because of safety concerns stemming from those picket lines. The Plaintiffs demand reinstatement of the former employees, back pay and other damages. The Company believes it has substantial defenses against these claims. However, it is possible that one or more of them will proceed to arbitration before the National Railroad Adjustment Board or otherwise. The outcome of such proceedings is inherently uncertain and it is not possible to estimate any potential settlement amount which would result from an adverse legal or arbitration decision.

7.    Subsequent Event
      ----------------

      Due to the continuing adverse market conditions, effective May 7, 1999, the Company began a temporary indefinite shutdown of its seamless tube mill at RMSM. The shutdown is expected to result in a charge for employee severance costs in the second quarter of 1999 of approximately $870,000 after taxes.

                            OREGON STEEL MILLS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following information contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; potential equipment malfunction, work stoppages, and plant construction and repair delays, and failure of the Company to accurately predict the costs to address the year 2000 issues or the lost revenues related to interruption in the Company's or its customers' business.

     The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its subsidiaries ("Company"), wholly-owned Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), 87 percent owned New CF&I, Inc. ("New CF&I") which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") (dba Rocky Mountain Steel Mills). The Company also owns a 4.3 percent limited partner interest in CF& I.

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

Results of Operations

The following table sets forth, by division, tonnage sold, sales and average selling price per ton:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1999            1998
                                                  -----------     ------------

    Total tonnage sold:
         Oregon Steel Division:
              Plate                                    99,500         58,000
              Welded pipe                             159,700        116,700
                                                     --------       --------
                   Total Oregon Steel Division        259,200        174,700
                                                     --------       --------
         RMSM Division:
              Rail                                     95,000         98,200
              Rod, Bar and Wire                        93,100         96,400
              Seamless Pipe                             8,500         19,200
              Semifinished                              2,100         21,200
                                                     --------       --------
                   Total RMSM Division                198,700        235,000
                                                     --------       --------
         Total                                        457,900        409,700
                                                     ========       ========

    Sales (in thousands):
         Oregon Steel Division                       $167,933       $123,873
         RMSM Division                                 71,722         99,130
                                                     --------       --------
                   Total                             $239,655       $223,003
                                                     ========       ========

    Average selling price per ton:
         Oregon Steel Division                           $648           $709
         RMSM Division                                   $361           $422
                   Average                               $523           $544

                            OREGON STEEL MILLS, INC.

      Sales increased 7.5 percent to $239.7 million for the first quarter of 1999, compared to the first quarter of 1998. Shipments increased 11.8 percent to 457,900 tons in the first quarter of 1999, compared to the first quarter of 1998. The increase in sales and shipments was primarily the result of increased shipments of plate and welded pipe products by the Oregon Steel Division, offset in part by reduced seamless pipe and semifinished shipments by the RMSM Division.

      The consolidated average selling price decreased to $523 per ton for the first quarter of 1999 from $544 per ton in the first quarter of 1998. The lower average selling price is primarily due to depressed pricing in the Company's plate, rod and seamless pipe products, partially offset by increased large-diameter pipe pricing and shipments.

      The Oregon Steel Division shipped 259,200 tons of plate, coil and welded pipe products at an average selling price of $648 per ton during the first quarter of 1999, compared to 174,700 tons of product at an average selling price of $709 per ton for the first quarter of 1998. The decrease in average selling price is due to increased shipments of commodity plate products and lower plate prices, which were negatively impacted by the high levels of imported plate. Welded pipe shipments during the first quarter of 1999 were 159,700 tons compared to 116,700 during the comparable 1998 quarter. Increased pipe shipments were primarily a result of production at the Napa Pipe Mill of Phase I of the Alliance Pipeline project, which began in the fourth quarter of 1998. Phase II production on Alliance originally scheduled for 2000 has been moved forward into the second half of 1999. In total, the Company expects to produce and ship approximately 330,000 tons of welded pipe for the Alliance project in 1999. During the first quarter of 1999, due to the improved performance of the Portland, Oregon plate mill, the Oregon Steel Division produced 203,800 tons of plate and coil compared to 155,000 tons in the first quarter of 1998. Shipments to plate and coil customers during the first quarter of 1999 were 99,500 tons compared to 58,000 tons during the comparable 1998 quarter.

      The RMSM Division shipped 198,700 tons of rail, rod, seamless tube and semifinished products at an average selling price of $361 per ton during the first quarter of 1999, compared to 235,000 tons of product at an average selling price of $422 per ton for the first quarter of 1998. The decrease in shipments and average selling price are a result of depressed seamless pipe and semifinished markets and reduced rail and rod pricing. Pricing for the seamless pipe product has decreased an average of $200 a ton since the first quarter of 1998. Seamless pipe markets continue to be affected by lack of drilling activity and falling rig counts. The U.S. rig count has fallen to 500 operating units compared to 875 a year ago. Shipments of the division's seamless products were 8,500 tons, a decrease of more than 50 percent from the 19,200 tons shipped during the comparable 1998 quarter. Rod prices have been severely impacted by the levels of imported rod into the United States. Average rod pricing has fallen $70 a ton compared to the first quarter of 1998. Rod shipments during the first quarter of 1999 were 93,100 tons compared to 96,400 tons during the first quarter of 1998. The division shipped 95,000 tons of rail during the first quarter of 1999 compared to 98,200 tons in the first quarter of 1998.

      Gross profit for the first quarter of 1999 was $41.3 million or 17.3 percent compared to $27.7 million or 12.4 percent for the first quarter of 1998. The increase in gross profit in 1998 compared to 1997 is due, in part, to lower manufacturing costs for plate and welded pipe products as a result of improved production and cost performance of the Portland, Oregon plate mill and increased capacity utilization at the Oregon Steel Division pipe mills, offset in part by the lower pricing for the steel products noted above.

      Selling, general and administrative expenses ("SG&A") for the first quarter of 1999 increased $81,000 from the corresponding 1998 period and decreased as a percentage of sales to 5.9 percent in the first quarter of 1999, from 6.3 percent for the corresponding 1998 period. The increase in dollar cost is due to increased shipping costs at the Oregon Steel Division as a result of increased tons shipped in the first quarter of 1999 compared to the first quarter of 1998, offset by decreased costs associated with the labor dispute at RMSM.

                            OREGON STEEL MILLS, INC.

      Profit participation expense was $3.0 million for the first quarter of 1999 compared to $140,000 in the corresponding 1998 period reflecting the increased profitability in 1999 versus 1998.

      Total interest cost for the first quarter of 1999 was $9.9 million compared to $9.8 million for the corresponding 1998 period. Capitalized interest for the first quarter of 1999 was $294,000 compared to $295,000 for the corresponding 1998 period.

      The Company's effective income tax rates were 39 and 36 percent for the three month period ended March 31, 1999 and 1998, respectively. The rate is higher in 1999 due to expected reductions in foreign and state tax credits.

Liquidity and Capital Resources
-------------------------------

      Cash flow from operations for the three month period ended March 31, 1999, was $35.2 million compared to $26.5 million in the first quarter of 1998. The major items affecting this $8.7 million increase were increased net income ($6.6 million), decreased accounts receivable ($10.2 million) and inventories ($18.1 million) offset by a reduction in accounts payable ($19.1 million) and increases in deferred taxes and other assets ($6 million).

      Net working capital at March 31, 1999 increased $2.3 million compared to December 31, 1998 reflecting a $25.7 million decrease in current liabilities and by a $23.4 million decrease in current assets. The decrease in current assets was primarily due to decreased inventories of plate and welded pipe products that were built up to provide material for the Alliance project. The decrease in current liabilities was due to reduced accounts payable related to the lower inventory and net repayments of short-term debt with cash generated from operations.

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

     The Company maintains a $125 million revolving credit facility ("Amended Credit Agreement") which expires June 11, 1999, and may be drawn upon based on the Company's accounts receivable and inventory balances. The Amended Credit Agreement is collateralized by substantially all of the Company's consolidated inventory and accounts receivable, except those of Camrose. Amounts outstanding under the Amended Credit Agreement are guaranteed by the Guarantors. The Amended Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio. As of March 31, 1999, $78.7 million was outstanding under the Amended Credit Agreement.

      Term debt of $67.5 million was incurred by CF&I as part of the purchase price of the Pueblo steel mill on March 3, 1993. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent. As of March 31, 1999, the outstanding balance on the debt was $34.7 million, of which $27.2 million was classified as long-term.

      The Company has uncollateralized and uncommitted revolving lines of credit with two banks which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At March 31, 1999, $5.8 million was restricted under outstanding letters of credit.

      Camrose maintains a $15 million (Canadian dollars) revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose and borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. The facility expires on December 30, 1999. As of March 31, 1999, Camrose had no outstanding balance under the facility.

                            OREGON STEEL MILLS, INC.

      The Company believes that its anticipated needs for working capital and capital expenditures through 1999 will be met from funds generated by operations, borrowings pursuant to the Company's Amended Credit Agreement, which expires on June 11, 1999, or an extension thereof, and future lending agreements. The Company expects to seek additional financing, which may include additional bank financing. There is no assurance that such sources of funding will be available if required or, if available, will be on terms satisfactory to the Company. Failure to obtain required funds would delay or prevent some planned capital expenditure projects from being initiated or completed or could necessitate changes in production to reduce working capital requirements, which could have a material adverse effect on the Company. In addition, the Company's level of indebtedness presents other risks to investors, including the possibility that the Company and its subsidiaries may be unable to generate cash sufficient to pay the principal and interest on their indebtedness when due. In the event of a default under the Amended Credit Agreement or the Notes, or if the Company or its subsidiaries are unable to comply with covenants contained in other debt instruments or to pay their indebtedness when due, the holders of such indebtedness generally will be able to declare all indebtedness owing to them to be due and payable immediately and, in the case of collateralized indebtedness, to proceed against their collateral, which would likely have a material adverse effect on the Company.

      CAPITAL EXPENDITURES. During the first three months of 1999 the Company expended approximately $986,000 million (exclusive of capitalized interest) on capital projects at the RMSM Division and $2.4 million (exclusive of capitalized interest) on capital projects at the Oregon Steel Division.

      YEAR 2000 ISSUES. As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The Company's approach to the year 2000 issue is discussed below. The Company necessarily makes certain forward looking statements. There can be no assurance that actual results will not differ materially from the projections contained in the forward looking statements. Factors which may cause actual results to differ materially include, but are not limited to: failure of Company personnel and outside consultants to properly assess and address the Company's year 2000 issues; inaccurate or incomplete responses to questionnaires sent to third parties or inaccurate disclosure to third parties regarding the year 2000 issue; failure to address the year 2000 issue with all vendors, including utility vendors; infrastructure failures such as disruptions in the supply of electricity, gas, water or communications services, or major institutions, such as the government and banking systems; and failure of the Company to accurately predict the costs to address the year 2000 issues or the lost revenues related to interruption in the Company's or its customers' businesses.

      The Company has identified risks from, among other causes, failure of internally-developed or purchased software and hardware in its information technology ("IT") systems, failure of process logic controller (PLC") components of manufacturing equipment, and business or service interruptions of certain key customers and suppliers. In mid-1997, the Company began to inventory critical systems, assess the exposure to year 2000 failures, and replace or remediate IT and PLC systems as necessary. As of December 31, 1998, the inventory and assessment of IT and PLC systems was substantially complete, and investments had been made to replace or remediate critical IT systems and PLCs where there was an apparent risk of failure at the year 2000. The remaining remediation effort and testing is expected to continue through the third quarter of 1999. The most critical business systems have been recently functionally upgraded, or are in process of upgrade, and concurrently are becoming year 2000 compliant. The Company is soliciting written confirmations from key suppliers confirming that they are addressing their year 2000 issues.

      Although the potential effects of IT and PLC systems failures due to the year 2000 change are not predictable or quantifiable with any certainty, the Company expects that if a PLC failure occurred, the Company would still be able to continue its core production processes, although at a reduced rate and possibly at a substantially increased cost. Similarly, it is anticipated that any affected IT business systems which failed could be supplemented with manual and other procedures sufficient to continue operations, although at a reduced efficiency. In general, the Company's customers and sources of supply are sufficiently diverse to mitigate the effect on the Company of a supplier or customer experiencing year 2000 related failures. However, there would be a material adverse impact on the Company if any of its utility providers were significantly interrupted. The total cost of preparation for the year 2000 is expected to be approximately $2 million, of which more than half has been spent or commited to date. No reserve has been established. The Company's preparations have not included a specific contingency plan in the event of

                            OREGON STEEL MILLS, INC.

systems or supplier failures; however, it is anticipated that by mid 1999 all critical systems will be remediated and under test internally or by independent outside verification.


Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No material changes.

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

              The Annual Meeting of Stockholders of the Company was held on April 29, 1999.

              At the meeting, the following nominees were approved by the stockholders as Class A directors. The corresponding number of votes set opposite their respective names were:

                                                 Withheld Authority    Percent
              Name of Nominee       Yes Votes          to Vote        Voted Yes
              ---------------       ---------    -----------------    ---------

              Stephen P. Reynolds   23,257,921        291,693           98.76
              George J. Stathakis   23,132,306        417,308           98.23
              William Swindells     23,137,802        411,812           98.25


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

                                                 OREGON STEEL MILLS, INC.




Date:   May 13, 1999                             /s/ Christopher D. Cassard
                                                 ------------------------------
                                                    Christopher D. Cassard
                                                     Corporate Controller
                                                 (Principal Accounting Officer)