Form 10-Q
period 1999-06-30
OREGON STEEL MILLS INC
filed 1999-08-16
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1999
                               -----------------------------------------------

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
                                               Yes   X   No
                                                   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 Par Value                            25,776,804
    ----------------------------                   ----------------------------
               Class                               Number of Shares Outstanding
                                                     (as of July 31, 1999)

                            OREGON STEEL MILLS, INC.

                                      INDEX



                                                                           Page
                                                                           ----
PART I.     FINANCIAL  INFORMATION

            Item 1.    Financial Statements

                       Consolidated Balance Sheets
                          June 30, 1999 (unaudited)
                          and December 31, 1998................................2

                       Consolidated Statements of Income
                          Three months and six months ended June 30, 1999
                          and 1998 (unaudited) ................................3

                       Consolidated Statements of Cash Flows
                          Six months ended June 30, 1999
                          and 1998 (unaudited) ................................4

                       Notes to Consolidated Financial
                          Statements (unaudited).............................5-7

            Item 2.    Management's Discussion and Analysis of Financial
                          Condition and Results of Operations...............8-12

            Item 3.    Quantitative and Qualitative Disclosures about
                          Market Risk.........................................12


PART II.    OTHER INFORMATION

            Item 6.    Exhibits and Reports on Form 8-K.......................13


SIGNATURES             .......................................................13



                                 OREGON STEEL MILLS, INC.
                                CONSOLIDATED BALANCE SHEETS
                                      (In thousands)




                                                                           June 30,    December 31,
                                                                             1999          1998
                                                                          ---------    ------------
                                                                         (Unaudited)

                                                      ASSETS
Current assets:
     Cash and cash equivalents                                            $   5,125    $   9,044
     Trade accounts receivable, net                                          53,099       67,254
     Inventories                                                            172,686      196,279
     Deferred tax asset                                                      13,593       13,593
     Other                                                                    7,690        6,595
                                                                          ---------    ---------
            Total current assets                                            252,193      292,765
                                                                          ---------    ---------

Property, plant and equipment:
     Land and improvements                                                   28,920       28,811
     Buildings                                                               49,714       49,387
     Machinery and equipment                                                755,593      749,597
     Construction in progress                                                18,541       16,329
                                                                          ---------    ---------
                                                                            852,768      844,124
     Accumulated depreciation                                              (227,373)    (205,515)
                                                                          ---------    ---------
                                                                            625,395      638,609
                                                                          ---------    ---------
Excess of cost over net assets acquired                                      35,175       35,508
Other assets                                                                 28,682       27,088
                                                                          ---------    ---------
                                                                          $ 941,445    $ 993,970
                                                                          =========    =========

                                                  LIABILITIES
Current liabilities:
     Current portion of long-term debt                                    $   7,505    $   7,164
     Short-term debt                                                             --       93,700
     Accounts payable                                                        84,528      106,084
     Accrued expenses                                                        41,760       45,568
                                                                          ---------    ---------
          Total current liabilities                                         133,793      252,516
Long-term debt                                                              328,928      270,440
Deferred employee benefits                                                   20,855       20,427
Environmental liability                                                      32,644       32,765
Deferred income taxes                                                        41,133       36,415
                                                                          ---------    ---------
                                                                            557,353      612,563
                                                                          ---------    ---------
Minority interests                                                           31,141       36,290
                                                                          ---------    ---------
Contingencies (Note 6)

                                              STOCKHOLDERS' EQUITY
Common stock                                                                    258          258
Additional paid-in capital                                                  227,584      227,584
Retained earnings                                                           131,915      125,479
Accumulated other comprehensive income                                       (6,806)      (8,204)
                                                                          ---------    ---------
                                                                            352,951      345,117
                                                                          ---------    ---------
                                                                          $ 941,445    $ 993,970
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



                                              OREGON STEEL MILLS, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands, except tonnage and per share amounts)
                                                     (Unaudited)


                                              Three Months Ended              Six Months Ended
                                                   June 30,                       June 30,
                                          -----------------------         -------------------------
                                            1999          1998              1999             1998
                                          --------      ---------         ---------        --------

Sales                                     $189,318      $229,550          $ 428,973        $452,553
Costs and expenses:
     Cost of sales                         162,149       202,352            360,467         397,636
     Settlement of litigation               (5,703)            -             (5,703)              -
     Selling, general and
        administrative expenses             14,151        13,489             28,181          27,438
     Profit participation                    2,792           582              5,835             722
                                          --------      --------          ---------        --------
           Operating income                 15,929        13,127             40,193          26,757
Other income (expense):
     Interest and dividend income               10            56                 89             158
     Interest expense                       (8,869)       (9,669)           (18,482)        (19,187)
     Minority interests                        979        (1,067)              (114)         (2,459)
     Other income, net                         308         5,004                514           4,983
                                          --------      --------          ---------        --------

        Income before income taxes           8,357         7,451             22,200          10,252
Income tax expense                          (3,114)       (2,795)            (8,546)         (3,809)
                                          --------      --------          ---------        --------

        Net income                        $  5,243      $  4,656          $  13,654        $  6,443
                                          ========      ========          =========        ========


Basic and diluted net income per
   share                                      $.20          $.18               $.52            $.24

Dividends declared per common share           $.14          $.14               $.28            $.28

Weighted average common shares
   and common share equivalents
   outstanding                              26,375        26,375             26,375          26,361

Tonnage sold                               405,300       411,600            863,200         821,300



         The accompanying notes are an integral part of the consolidated financial statements.



                                              OREGON STEEL MILLS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)


                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                                 1999         1998
                                                                             ----------    -----------

Cash flows from operating activities:
   Net income                                                                 $  13,654    $   6,443
   Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                          21,611       21,425
          Deferred income tax provision                                           4,718        4,488
          Loss (Gain) on disposal of property, plant and equipment                   43       (4,375)
          Minority interests' share of income                                       114        2,459
          Other, net                                                               (119)      (1,364)
          Changes in current assets and liabilities                              11,717       (8,976)
                                                                              ---------    ---------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                         51,738       20,100
                                                                              ---------    ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                                  (7,917)     (18,948)
     Proceeds from sale of property, plant and equipment                             --        4,834
     Other, net                                                                  (1,784)        (275)
                                                                              ---------    ---------
               NET CASH USED IN INVESTING ACTIVITIES                             (9,701)     (14,389)
                                                                              ---------    ---------

Cash flows from financing activities:
     Net borrowings (payments) under Canadian bank
          revolving loan facility                                                (3,972)       8,988
     Proceeds from bank credit facility and long-term debt                      219,700      173,500
     Payments on bank credit facility and long-term debt                       (250,599)    (171,371)
     Dividends paid                                                              (7,218)      (7,218)
     Minority portion of subsidiary's distribution                               (5,265)          --
     Other, net                                                                      --         (261)
                                                                              ---------    ---------
               NET CASH PROVIDED BY (USED IN) FINANCING
                   ACTIVITIES                                                   (47,354)       3,638
                                                                              ---------    ---------

Effects of foreign currency exchange rate changes on cash                         1,398          (23)
                                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents                             (3,919)       9,326
Cash and cash equivalents at beginning of period                                  9,044          570
                                                                              ---------    ---------
Cash and cash equivalents at end of period                                    $   5,125    $   9,896
                                                                              =========    =========

Supplemental disclosures of cash flow information:
   Cash paid for:
          Interest                                                            $  18,286    $  18,812
          Income taxes                                                        $   3,443    $     141

NON-CASH OPERATING, INVESTING AND FINANCING
  ACTIVITIES
      Property, plant and equipment acquisitions in accounts payable          $      --    $  13,400





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

2.   Inventories
     -----------

     Inventories consist of:

                                                    June 30,       December 31,
                                                     1999             1998
                                                   ---------       ------------
                                                         (In thousands)

     Raw materials                                 $ 12,576         $ 16,842
     Semifinished product                            79,074           93,747
     Finished product                                54,861           60,290
     Stores and operating supplies                   26,175           25,400
                                                   --------         --------
         Total inventory                           $172,686         $196,279
                                                   ========         ========


3.   Common Stock
     ------------

     On July 29, 1999, the Board of Directors declared a quarterly cash dividend of 14 cents per share to be paid August 31, 1999, to stockholders of record as of August 13, 1999.

4.   Net Income per Share
     --------------------

     Basic and diluted net income per share was as follows:

                                          Three Months Ended June 30,    Six Months Ended June 30,
                                          ---------------------------    -------------------------
                                            1999              1998          1999            1998
                                          -------           ---------    ---------      ----------
                                                (In thousands, except per share amounts)

Weighted average number of
     common shares outstanding            25,777              25,777       25,777          25,763
Shares of common stock to be
     issued March 2003                       598                 598          598             598
                                         -------             -------      -------         -------
                                          26,375              26,375       26,375          26,361
                                         =======             =======      =======         =======
Net income                               $ 5,243             $ 4,656      $13,654         $ 6,443
                                         =======             =======      =======         =======
Basic and diluted net income
   per share                             $   .20             $   .18      $   .52         $   .24
                                         =======             =======      =======         =======


5.    Comprehensive Income
      --------------------


                                        Three Months Ended June 30,    Six Months Ended June 30,
                                        ---------------------------    -------------------------
                                            1999              1998          1999            1998
                                        ----------          ---------    ---------      ----------
                                                (In thousands)                (In thousands)


       Net income                          $5,243            $ 4,656      $13,654          $6,443
       Foreign currency translation
            adjustment                        823             (1,248)       1,398            (972)
                                           ------            -------      -------          ------
       Comprehensive income                $6,066            $ 3,408      $15,052          $5,471
                                           ======            =======      =======          ======



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

     The Company's 87-percent-owned subsidiary, New CF&I, Inc. owns a majority interest in CF&I Steel, L.P. ("CF&I") which owns a steel mill in Pueblo, Colorado ("Pueblo Mill"). In connection with the 1993 acquisition of CF&I, the Company recorded a liability of $36.7 million for environmental remediation at the Pueblo Mill. The Company believed $36.7 million was the best estimate from a range of $23.1 million to $43.6 million. The Company's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The liability includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment finalized a postclosure permit for historic hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At June 30, 1999, the accrued liability was $32.8 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

     LABOR DISPUTE. The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union") initiated a strike at CF&I for approximately 1,000 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees.

     On December 30, 1997, the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of June 1999, 117 former striking employees had returned to work as a result of their unconditional offer. Approximately 690 former striking workers remain unreinstated ("Unreinstated Employees").

     On February 27, 1998 the Regional Director of the National Labor Relations Board's (NLRB) Denver office issued a complaint against CF&I alleging violations of several provisions of the National Labor Relations Act. CF&I not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge. Testimony and other evidence was presented on various hearing dates in the latter part of 1998 and early 1999. The hearing concluded on February 25, 1999. The Administrative Law Judge will render a decision that is automatically subject to appeal by either party to the NLRB in Washington, D.C. Ultimate determination of the issue may well require action by the appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 420 workers. However, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

     In addition, during the union strike 39 bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of New CF&I, Inc. that provides rail service to the Pueblo Mill, refused to report to work for an extended period of time. The bargaining unit employees of C&W were not on strike. C&W determined that the employees quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The Brotherhood of Maintenance of Way Employees, the National Conference of Firemen and Oilers, the United Transportation Union, and certain members of those organizations individually (collectively "Plaintiffs") filed in 1998 various lawsuits in the U.S. District Court of Colorado against C&W claiming union members had refused to cross the picket line because they were honoring the picket line of another organization or because of safety concerns stemming from those picket lines. The Plaintiffs demand reinstatement of the former employees, back pay and other damages. The Company believes it has substantial defenses against these claims. However, it is possible that one or more of them will proceed to arbitration before the National Railroad Adjustment Board or otherwise. The outcome of such proceedings is inherently uncertain and it is not possible to estimate any potential settlement amount that would result from an adverse legal or arbitration decision.


7.   Settlement of Litigation
     -------------------------

     During the second quarter of 1999, the Company recorded a $5.7 million gain in operating income resulting from a settlements of litigation with a graphite electrode supplier.

                            OREGON STEEL MILLS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following information contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; potential equipment malfunction, work stoppages, and plant construction and repair delays and failure of the Company to accurately predict the costs to address the Year 2000 issues or the lost revenues associated with interruption of the Company's or its customers' operations.

     The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its subsidiaries ("Company"), wholly-owned Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), 87 percent owned New CF&I, Inc. ("New CF&I") which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") (dba Rocky Mountain Steel Mills). The Company also owns a 4.3 percent interest in CF&I separate from New CF&I's interest.

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

Results of Operations
---------------------

The following table sets forth, by division, tonnage sold, sales and average selling price per ton:

                                                       Three Months Ended                    Six Months Ended
                                                            June 30,                             June 30,
                                                    -------------------------         ------------------------------

                                                        1999           1998              1999               1998
                                                    -----------     ---------         ----------         ----------

Total tonnage sold:
     Oregon Steel Division:
          Plate and coil                              101,600         84,300           201,100             142,300
          Welded pipe                                 112,100        116,500           271,800             233,200
                                                     --------       --------          --------            --------
               Total Oregon Steel Division            213,700        200,800           472,900             375,500
                                                     --------       --------          --------            --------
     RMSM Division:
          Rail                                         73,700         84,800           168,700             183,000
          Rod and Bar                                 107,400         88,900           200,500             185,200
          Seamless Pipe                                 7,600         23,800            16,100              43,100
          Semifinished                                  2,900         13,300             5,000              34,500
                                                     --------       --------          --------            --------
               Total RMSM Division                    191,600        210,800           390,300             445,800
                                                     --------       --------          --------            --------
     Total                                            405,300        411,600           863,200             821,300
                                                     ========       ========          ========            ========

Sales (in thousands):
     Oregon Steel Division                           $125,082       $139,603          $293,015            $263,476
     RMSM Division                                     64,236         89,947           135,958             189,077
                                                     --------       --------          --------            --------
               Total                                 $189,318       $229,550          $428,973            $452,553
                                                     ========       ========          ========            ========

Average selling price per ton:
     Oregon Steel Division                           $    585       $    695          $    620            $    702
     RMSM Division                                   $    335       $    427          $    348            $    424
               Company                               $    467       $    558          $    497            $    551


                            OREGON STEEL MILLS, INC.

      Sales decreased 17.5 percent to $189.3 million in the second quarter of 1999 and decreased 5.2 percent to $429.0 million for the first six months of 1999, compared to the corresponding 1998 periods. Shipments decreased 1.5 percent to 405,300 tons in the second quarter of 1999, but increased 5.1 percent to 863,200 tons in the first six months of 1999, compared to the corresponding 1998 periods. The decreases in sales and shipments in the second quarter of 1999 were primarily due to reduced shipments of rail, seamless pipe and semifinished products from the RMSM Division, offset in part by increased shipments of plate produced by the Oregon Steel Division and rod and bar products shipped from the RMSM Division.

      The consolidated average selling price decreased $91 to $467 per ton for the second quarter of 1999 and decreased $54 to $497 per ton for the first six months of 1999, compared to the corresponding 1998 periods. The decrease in consolidated average selling price was primarily due to reduced average selling prices for plate, rod, seamless pipe and rail, partially offset by higher average selling prices for welded pipe products.

      The Oregon Steel Division shipped 213,700 and 472,900 tons of plate, coil and welded pipe products at an average selling price of $585 and $620 per ton for the three month and six month periods ended June 30, 1999, respectively, compared to 200,800 and 375,500 tons of product at an average selling price of $695 and $702 per ton, respectively, during the corresponding 1998 periods. The decline in average selling price of 15.8 percent and 11.7 percent for the three month and six month periods, respectively, results primarily from lower average plate prices, which continue to be impacted by the effects of the high levels of imported plate. Average plate pricing has declined 23 percent since the second quarter of 1998. Welded pipe shipments from the Napa and Camrose pipe mills totaled 112,100 and 271,800 tons in the three month and six month periods ended June 30, 1999, respectively, compared to 116,500 and 233,200 tons in the corresponding 1998 periods. The decrease in shipments during the second quarter of 1999 is primarily a result of the deterioration in demand for large diameter and electric resistance weld (ERW) pipe from the Division's Camrose pipe mill, which caused the Company to temporarily shut down the mill during the second quarter. The decrease was offset partly for the three months and completely for the six months by increased shipments from the Napa pipe mill in connection with the Alliance Pipeline project phase I, which began in the fourth quarter of 1998. When the project moves to phase II, scheduled for the third quarter, it is expected that the Camrose pipe mill will be reopened to accommodate the increased level of pipe orders. Total shipments of welded pipe from Napa and Camrose combined are expected to be more than 500,000 tons for 1999.

      The RMSM Division shipped 191,600 and 390,300 tons at an average selling price of $335 and $348 per ton during the three month and six month periods ended June 30, 1999, respectively, compared to 210,800 and 445,800 tons of product at an average selling price of $427 and $424 per ton during the corresponding periods in 1998. Seamless pipe shipments decreased to 7,600 and 16,100 for the three and six month periods ended June 30, 1999, respectively from 23,800 and 43,100 tons for the corresponding 1998 periods. The decline in demand for seamless tube caused the Company to temporarily shut down the seamless pipe mill. The seamless pipe market has been unfavorably affected by the lack of drilling activity and a decrease in US rig counts. There are no immediate plans to reopen the mill. Rail shipments decreased to 73,700 and 168,700 tons for the three and six month periods ended June 30, 1999, respectively, compared to 84,800 and 183,000 tons for the corresponding 1998 periods. The Company expects to ship approximately 340,000 tons of rail during 1999 primarily due to cutbacks in customer rail programs. The decrease in average selling price was primarily due to reduced average selling prices in rail and rod, the closure of the seamless mill and a resulting shift in product mix. Lower priced rod and bar products represented 56.1 percent and 51.4 percent, respectively, of the shipments for the three month and six month periods ended June 30, 1999, while seamless pipe, generally the highest priced product among the product lines, accounted for 4.0 percent and 4.1 percent for the same periods. For the corresponding periods in 1998, rod and bar products accounted for 42.2 percent and 41.5 percent, respectively, while seamless pipe represented 11.3 percent and 9.7 percent, respectively.

                            OREGON STEEL MILLS, INC.

      Gross profit for the three month and six month periods ended June 30, 1999 was 14.4 percent and 16.0 percent, respectively, compared to 11.8 percent and
12.1 percent for the corresponding 1998 periods. Gross profit was favorably affected by lower manufacturing costs for plate and welded pipe products, due in part to improved production from the steckel plate rolling mill
("Combination Mill") at the Portland Mill, which was brought online at the beginning of 1998. During the three and six month periods ended June 30, 1999, the Combination Mill produced 191,100 and 394,900 tons, respectively, compared to 141,900 and 296,900 tons produced in the corresponding 1998 periods for the Division's trade plate and coil customers and its Napa and Camrose pipe mills. The favorable costs for plate and welded pipe were partially offset by the lower average selling prices noted above, by losses in the seamless pipe business in 1999, and by the subsequent shutdown and severance costs incurred in the temporary closure of the seamless pipe mill. The impact of this charge and operational losses in the seamless business were approximately $6.0 million and $8.0 million for the three months and six months ended June 30, 1999, respectively.

      The Company recorded a $5.7 million gain for the three months and the six months ended June 30, 1999, resulting from a settlements of litigation with a graphite electrode supplier.

       Selling, general and administrative expenses increased $662,000 and $743,000 for the three and six month periods ended June 30, 1999, respectively, from the corresponding 1998 periods. These expenses increased as a percentage of sales to 7.5 percent and 6.6 percent in the three and six month periods ended June 30, 1999, respectively, from 5.9 percent and 6.1 percent for the corresponding 1998 periods. A significant portion of the dollar increase was due to increased professional and management fees incurred in 1999, offset by a decrease in costs directly associated with the labor dispute at the RMSM Division in 1999 as compared to 1998.

      Profit participation expense was $2.8 million and $5.8 million for the three and six month periods ended June 30, 1999, compared to $582,000 and $722,000 for the corresponding 1998 periods, reflecting the increased profitability of the Company in 1999.

      Total interest cost was $9.1 million and $19.0 million for the three and six month periods ended June 30, 1999, respectively, compared to $10.0 million and $19.8 million for the corresponding 1998 periods. The lower interest cost is primarily the result of a net principal reduction. Capitalized interest for the three and six month periods ended June 30, 1999 was $256,000 and $549,000, respectively, compared to $341,000 and $635,000 for the corresponding 1998 periods.

      Other income, net for the three and six month periods ended June 30, 1999 was $308,000 and $514,000, respectively, compared to $5.0 million for the corresponding 1998 periods. In the second quarter of 1998, the Company realized a gain on the sale of the Pueblo Railroad Service, a rail welding business, of $4.5 million.

      The Company's effective income tax rates were 37.3 percent and 38.5 percent for the three and six month periods ended June 30, 1999, respectively, compared to 37.5 percent and 37.2 percent, respectively, for the corresponding 1998 periods. The rate is higher for the six month period in 1999 due to expected reductions in foreign and state tax credits.

Liquidity and Capital Resources
-------------------------------

      Cash flow from operations for the six months ended June 30, 1999 was $51.7 million compared to $20.1 million in the corresponding 1998 period. The major items affecting the $31.6 million increase were increased net income ($7.2 million), decreases in accounts receivable and inventories in 1999 versus increases in 1998 ($24.9 million and $40.9 million, respectively), and decreased gains on disposal of property, plant and equipment ($4.4 million). These sources of cash were partially offset by a decrease in accounts payable ($37.8 million) and decreased minority interests' share of income ($2.3 million).

                            OREGON STEEL MILLS, INC.


      Net working capital at June 30, 1999 increased $78.1 million compared to December 31, 1998 reflecting a $118.7 million decrease in current liabilities offset by a $40.6 million decrease in current assets. The decrease in current liabilities was primarily due to the refinancing of the Company's operating credit facility which resulted in the amounts outstanding under the facility being classified as long-term debt, and a decreased accounts payable balance related to decreased inventory levels. The decrease in current assets was primarily due to decreased accounts receivable and inventories related to the lower sales and improved production efficiency in the second quarter of 1999 versus the fourth quarter of 1998.

     The Company has outstanding $235 million principal amount 11% First Mortgage Notes ("Notes") due 2003. The Notes are guaranteed by New CF&I and CF&I ("Guarantors"). The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company (exclusive of Camrose) and the Guarantors. The collateral for the Notes and the guarantees do not include, among other things, inventories and accounts receivable. The indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined.

     The Company entered into a new $125 million revolving credit facility ("Credit Agreement") to replace the previous agreement that expired in the second quarter of 1999. The Credit Agreement may be drawn upon based on the Company's accounts receivable and inventory balances. The Credit Agreement is collateralized by substantially all of the Company's domestic inventories and accounts receivable, and is guaranteed by the Guarantors. The Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio. As of June 30, 1999, $66.3 million was outstanding under the Credit Agreement.

      CF&I incurred term debt of $67.5 million as part of the purchase price of the Pueblo steel mill on March 3, 1993. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent. As of June 30, 1999, the outstanding balance on the debt was $34.7 million, of which $27.2 million was classified as long-term.

      The Company has uncollateralized and uncommitted revolving lines of credit with two banks which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At June 30, 1999, $9.2 million was restricted under outstanding letters of credit.

      Camrose maintains a $15 million (Canadian dollars) revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose and borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. The facility expires on December 30, 1999. As of June 30, 1999, $445,000 was outstanding under the facility.

      The Company anticipates that its needs for working capital and capital expenditures through 1999 will be met from existing cash balances, funds generated from operations and available borrowings under the Credit Agreement. There is no assurance, however, that the amounts available from these sources will be sufficient for such purposes. In that event, or for other reasons, the Company may be required to seek additional financing, which may include additional bank financing. There is no guaranty that such sources of funding will be available if required or, if available, will be on terms satisfactory to the Company.

      CAPITAL EXPENDITURES. During the first six months of 1999 the Company expended approximately $1.8 million (exclusive of capitalized interest) on capital projects at the RMSM Division and $5.8 million (exclusive of capitalized interest) on capital projects at the Oregon Steel Division.

                            OREGON STEEL MILLS, INC.


      YEAR 2000 ISSUES. As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The Company's approach to the year 2000 issue is discussed below. The Company necessarily makes certain forward looking statements. There can be no assurance that actual results will not differ materially from the projections contained in the forward looking statements. Factors which may cause actual results to differ materially include, but are not limited to: failure of Company personnel and outside consultants to properly assess and address the Company's year 2000 issues; inaccurate or incomplete responses to questionnaires sent to third parties or inaccurate disclosure to third parties regarding the year 2000 issue; failure to address the year 2000 issue with all vendors, including utility vendors; infrastructure failures such as disruptions in the supply of electricity, gas, water or communications services, or major institutions, such as the government and banking systems; and failure of the Company to accurately predict the costs to address the year 2000 issues or the lost revenues related to the interruption in the Company's or its customers' businesses.

      The Company has identified risks from, among other causes, failure of internally-developed or purchased software and hardware in its information technology ("IT") systems, failure of process logic controller ("PLC") components of manufacturing equipment, and business or service interruptions of certain key customers and suppliers. In mid-1997, the Company began to inventory critical systems, assess the exposure to year 2000 failures, and replace or remediate IT and PLC systems as necessary. As of December 31, 1998, the inventory and assessment of IT and PLC systems was substantially complete, and investments had been made to replace or remediate critical IT systems and PLCs where there was an apparent risk of failure at the year 2000. Substantially all of the remaining remediation effort and testing is expected to be completed by the end of the third quarter of 1999. The most critical business systems have been recently functionally upgraded, or are in process of upgrade, and concurrently are becoming year 2000 compliant. The Company is soliciting written confirmations from key suppliers confirming that they are addressing their year 2000 issues.

      Although the potential effects of IT and PLC systems failures due to the year 2000 change are not predictable or quantifiable with any certainty, the Company expects that if a PLC failure occurred, the Company would still be able to continue its core production processes, although at a reduced rate and possibly at a substantially increased cost. Similarly, it is anticipated that any affected IT business systems which failed could be supplemented with manual and other procedures sufficient to continue operations, although at a reduced efficiency. In general, the Company's customers and sources of supply are sufficiently diverse to mitigate the effect on the Company of a supplier or customer experiencing year 2000 related failures. However, there would be a material adverse impact on the Company if any of its utility providers were significantly interrupted. The total cost of preparation for the year 2000 is expected to be approximately $2 million, of which more than three-quarters has been spent or committed to date. No reserve has been established. The Company's preparations have not included a specific contingency plan in the event of systems or supplier failures; however, it is anticipated that by the end of the third quarter 1999, all critical systems will be remediated and under test internally or by independent outside verification.


Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           No material changes.

                            OREGON STEEL MILLS, INC.


PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)   Exhibits
                   10.1 Form of Credit Agreement between Oregon Steel Mills, Inc., as borrower, and the Lender party thereto and Material Differences Schedule. Portions of this Exhibit have been omitted pursuant to a confidential treatment request.**
                   27.0     Financial Data Schedule

        (b)   Reports on Form 8-K

              None

              **Certain exhibits and schedules to this Exhibit are omitted. A list of omitted Exhibits is provided in the Exhibit and the Registrant agrees to furnish supplementally to the Commission a copy of any omitted Exhibit or Schedule upon request.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OREGON STEEL MILLS, INC.




Date:   August 13, 1999                         /s/ Christopher D. Cassard
                                            ---------------------------------
                                                    Christopher D. Cassard
                                                     Corporate Controller
                                                 (Principal Accounting Officer)