Form 10-Q
period 1999-09-30
OREGON STEEL MILLS INC
filed 1999-11-15
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1999
                               -----------------------------------------------

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
                                               Yes   X   No
                                                   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 Par Value                            25,776,804
    ----------------------------                   ----------------------------
               Class                               Number of Shares Outstanding
                                                     (as of October 31, 1999)

                            OREGON STEEL MILLS, INC.

                                      INDEX

                                                                           Page
                                                                           ----

PART I.  FINANCIAL  INFORMATION

         Item 1.   Financial Statements

                   Consolidated Balance Sheets
                      September 30, 1999 (unaudited)
                      and December 31, 1998...................................2

                   Consolidated Statements of Income (unaudited)
                      Three months and nine months ended
                      September 30, 1999 and 1998 ............................3

                   Consolidated Statements of Cash Flows (unaudited)
                      Nine months ended September 30, 1999
                      and 1998 ...............................................4

                   Notes to Consolidated Financial
                      Statements (unaudited)..............................5 - 7
         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations................8 - 12

PART II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K..........................13

SIGNATURES...................................................................13

PART I   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS




                                              OREGON STEEL MILLS, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)


                                                                September 30,   December 31,
                                                                    1999            1998
                                                                -------------   ------------
                                                                 (Unaudited)


                                               ASSETS
Current assets:

     Cash and cash equivalents                                   $     681    $   9,044
     Trade accounts receivable, net                                 56,894       67,254
     Inventories                                                   161,891      196,279
     Deferred tax assets                                            13,593       13,593
     Other                                                           7,224        6,595
                                                                 ---------    ---------
            Total current assets                                   240,283      292,765
                                                                 ---------    ---------

Property, plant and equipment:

     Land and improvements                                          28,924       28,811
     Buildings                                                      50,106       49,387
     Machinery and equipment                                       760,173      749,597
     Construction in progress                                       15,387       16,329
                                                                 ---------    ---------
                                                                   854,590      844,124
     Accumulated depreciation                                     (238,112)    (205,515)
                                                                 ---------    ---------
                                                                   616,478      638,609
                                                                 ---------    ---------
Excess of cost over net assets acquired                             34,759       35,508
Other assets                                                        28,430       27,088
                                                                 ---------    ---------
            Total Assets                                         $ 919,950    $ 993,970
                                                                 =========    =========

                                         LIABILITIES
Current liabilities:

     Current portion of long-term debt                           $   7,861    $   7,164
     Short-term debt                                                    --       93,700
     Accounts payable                                               74,802      106,084
     Accrued expenses                                               47,924       45,568
                                                                 ---------    ---------
          Total current liabilities                                130,587      252,516
Long-term debt                                                     302,861      270,440
Deferred employee benefits                                          21,173       20,427
Environmental liability                                             32,644       32,765
Deferred income taxes                                               44,367       36,415
                                                                 ---------    ---------
                                                                   531,632      612,563
                                                                 ---------    ---------
Minority interests                                                  30,775       36,290
                                                                 ---------    ---------
Contingencies (Note 6)

                                       STOCKHOLDERS' EQUITY

Common stock                                                           258          258
Additional paid-in capital                                         227,584      227,584
Retained earnings                                                  136,586      125,479
Accumulated other comprehensive income                              (6,885)      (8,204)
                                                                 ---------    ---------
                                                                   357,543      345,117
                                                                 ---------    ---------
          Total Liabilities and Stockholders' Equity             $ 919,950    $ 993,970
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



                                    OREGON STEEL MILLS, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except tonnage and per share amounts)
                                           (Unaudited)

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                           --------------------------    --------------------------
                                                1999           1998           1999           1998
                                           ------------   -----------    -----------    -----------

Sales                                      $   205,879    $   255,187    $   634,852    $   707,739
Costs and expenses:
     Cost of sales                             168,346        218,347        528,813        615,982
     Settlement of litigation                   (1,324)        (7,037)        (7,027)        (7,037)
     Gain on sale of assets                         --             --             --         (4,746)
     Selling, general and
        administrative expenses                 13,250         14,346         41,441         41,783
     Profit participation                        4,220          1,685         10,056          2,408
                                           -----------    -----------    -----------    -----------

           Operating income                     21,387         27,846         61,569         59,349
Other income (expense):
     Interest and dividend income                   92            170            181            328
     Interest expense                           (8,651)        (9,855)       (27,134)       (29,043)
     Minority interests                            366         (2,122)           253         (4,581)
     Other, net                                    278            251            803            488
                                           -----------    -----------    -----------    -----------

           Income before income taxes           13,472         16,290         35,672         26,541
Income tax expense                              (5,192)        (6,302)       (13,738)       (10,111)
                                           -----------    -----------    -----------    -----------

           Net income                      $     8,280    $     9,988    $    21,934    $    16,430
                                           ===========    ===========    ===========    ===========

Basic and diluted net income per
   share                                          $.31           $.38           $.83           $.62

Dividends declared per common share               $.14           $.14           $.42           $.42

Weighted average common shares
   and common share equivalents
   outstanding                                  26,375         26,375         26,375         26,366

Tonnage sold                                   428,200        471,500      1,291,400      1,292,700


         The accompanying notes are an integral part of the consolidated financial statements.



                                             OREGON STEEL MILLS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                              1999              1998
                                                                         ------------     --------------

Cash flows from operating activities:

   Net income                                                              $  21,934        $  16,430
   Adjustments to reconcile net income to net
      cash provided by operating activities:

          Depreciation and amortization                                       32,611           32,499
          Deferred income tax provision                                        7,952            9,745
          Gain on disposal of property, plant and equipment                        -           (4,501)
          Minority interests' share of income (loss)                            (253)           4,581
          Other, net                                                             (77)          (1,725)
          Changes in current assets and liabilities                           15,939          (16,758)
                                                                           ---------        ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                     78,106           40,271
                                                                           ---------        ---------

Cash flows from investing activities:

     Additions to property, plant and equipment                               (9,742)         (21,324)
     Proceeds from sale of property, plant and equipment                          --            4,834
     Other, net                                                               (1,375)            (624)
                                                                            ---------        --------
NET CASH USED BY INVESTING ACTIVITIES                                        (11,117)         (17,114)
                                                                           ---------         --------

Cash flows from financing activities:
     Net borrowings under Canadian bank revolving loan                         7,158            8,695
     Proceeds from long-term debt                                            299,700          312,600
     Payments on long-term debt                                             (367,764)        (324,573)
     Dividends paid                                                          (10,827)         (10,826)
     Minority portion of subsidiary's distribution                            (5,262)              --
     Other, net                                                                  324             (324)
                                                                           ---------        ---------
NET CASH USED BY FINANCING ACTIVITIES                                        (76,671)         (14,428)
                                                                           ---------        ---------

Effects of foreign currency exchange rate changes on cash                      1,319             (329)
                                                                           ---------        ---------

Net increase (decrease) in cash and cash equivalents                          (8,363)           8,400
Cash and cash equivalents at beginning of period                               9,044              570
                                                                           ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $     681        $   8,970
                                                                           =========        =========

Supplemental disclosures of cash flow information:
    Cash paid for:
          Interest                                                         $  20,990        $  23,782
          Income taxes                                                     $   5,124        $     562

 NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

Property, plant and equipment acquisitions in accounts payable             $      --        $  13,279



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

2.   Inventories
     -----------

     Inventories consist of:

                                               September 30,     December 31,
                                                   1999              1998
                                               -------------     ------------
                                                        (In thousands)

     Raw materials                                 $ 11,195         $ 16,842
     Semifinished product                            79,441           93,747
     Finished product                                44,869           60,290
     Stores and operating supplies                   26,386           25,400
                                                   --------         --------
         Total inventory                           $161,891         $196,279
                                                   ========         ========

3.   Common Stock
     ------------

     On October 28, 1999, the Board of Directors declared a quarterly cash dividend of 14 cents per share to be paid November 30, 1999, to stockholders of record as of November 12, 1999.

4.   Net Income per Share
     --------------------

     Basic and diluted net income per share was as follows (in thousands, except per share amounts):

                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                          ------------------  -----------------
                                            1999      1998       1999     1998
                                          --------   -------   --------  ------

     Weighted average number of
          common shares outstanding        25,777    25,777    25,777    25,768
     Shares of common stock to be
          issued March 2003                   598       598       598       598
                                           ------    ------    ------    ------
                                           26,375    26,375    26,375    26,366
                                           ======    ======    ======    ======

     Net income                            $8,280   $ 9,988   $21,934   $16,430
                                           ======   =======   =======   =======
     Basic and diluted net ncome
          per share                        $  .31   $   .38   $   .83   $   .62
                                           ======   =======   =======   =======

5.   Comprehensive Income
     --------------------

     Comprehensive income was as follows (in thousands):

                                                Three Months Ended                  Nine Months Ended
                                                   September 30,                       September 30,
                                              ----------------------            -------------------------
                                                 1999         1998                1999            1998
                                              ---------     --------            -------         ---------

     Net income                               $8,280        $ 9,988             $21,934          $16,430
     Foreign currency translation
        adjustment                               (79)        (1,678)              1,319           (2,650)
                                              ------        -------             -------          -------
     Comprehensive income                     $8,201        $ 8,310             $23,253          $13,780
                                              ======        =======             =======          =======


6.   Contingencies
     -------------

     ENVIRONMENTAL. All material environmental remediation liabilities, which are probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggests different remediation methods or periods may be required and affect the total cost. The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded and the range is disclosed.

     The Company's 87-percent-owned subsidiary, New CF&I, Inc. owns a majority interest in CF&I Steel, L.P. ("CF&I") which owns a steel mill in Pueblo, Colorado ("Pueblo Mill"). In January 1998, CF&I assumed the trade name of Rocky Mountain Steel Mills. In connection with the 1993 acquisition of the assets of CF&I, the Company recorded a liability of $36.7 million for environmental remediation at the Pueblo Mill. The Company believed $36.7 million was the best estimate from a range of $23.1 million to $43.6 million. The Company's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The liability includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At September 30, 1999, the accrued liability was $32.8 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

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

     On December 30, 1997, the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of September 1999, 118 former striking employees had returned to work as a result of their unconditional offer. Approximately 690 former striking workers remain unreinstated ("Unreinstated Employees").

     On February 27, 1998 the Regional Director of the National Labor Relations Board's ("NLRB")Denver office issued a complaint against CF&I alleging violations of several provisions of the National Labor Relations Act ("NLRA"). The Company not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions held in the latter part of 1998 and early 1999, concluding on February 25, 1999. The Judge will render a decision that is automatically subject to appeal by either party to the NLRB in Washington, D.C. Among the items pending in the litigation is CF&I's motion asserting that the Judge should consider the Union's alleged NLRA violations and that the alleged misconduct should invalidate the Unreinstated Employees' right to reinstatement. The ultimate determination of those issues may require a ruling from the appropriate United States appellate court. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

     In addition, during the strike by the Union at CF&I, 39 bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of New CF&I, Inc. that provides rail service to the Pueblo Mill, refused to report to work for an extended period of time. The bargaining unit employees of C&W were not on strike. C&W considered these employees to have quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The unions representing these individuals have filed lawsuits in the U.S. District Court of Colorado against C&W claiming their members had refused to cross the picket line because they were honoring the picket line of another organization or because of safety concerns stemming from those picket lines. The unions demand reinstatement of the former employees, back pay and other damages. The Company believes it has substantial defenses against these claims. However, it is possible that one or more of them will proceed to arbitration before the National Railroad Adjustment Board or otherwise.
     The outcome of such proceedings is inherently uncertain and it is not possible to estimate any potential settlement amount that would result from an adverse legal or arbitration decision.

 7.   Settlement of Litigation
     ------------------------

     The Company credited operating income $1.3 million and $7 million for the three months and nine months ended September 30, 1999, respectively, from the settlement of outstanding litigated claims with certain graphite electrode suppliers. A settlement of similar claims totaled $7 million for the comparable periods in 1998.

                            OREGON STEEL MILLS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following information contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; potential equipment malfunction; work stoppages; plant construction and repair delays, and failure of the Company to accurately predict the costs to address year 2000 issues or the lost revenues associated with interruption of the Company's, its customers' or suppliers' operations.

     The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its subsidiaries ("Company"), wholly-owned Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), 87 percent owned New CF&I, Inc. ("New CF&I") which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"). CF&I assumed the trade name Rocky Mountain Steel Mills in January 1998. The Company also owns a 4.3 percent interest in CF&I separate from New CF&I's interest.

     The Company is organized into two business units known as the Oregon Steel Division and the Rocky Mountain Steel Mills ("RMSM") Division. The Oregon Steel Division is centered on the Company's steel plate minimill in Portland, Oregon ("Portland Mill"). In addition to the Portland Mill, the Oregon Steel Division includes the Company's large diameter pipe finishing facility in Napa, California and the large diameter and electric resistance welded pipe facility in Camrose, Alberta. The RMSM Division consists of the steelmaking and finishing facilities of CF&I located in Pueblo, Colorado, as well as certain related operations.

Results of Operations
---------------------

     The following table sets forth by division tonnage sold, sales and average selling price per ton:

                                                        Three Months Ended                    Nine Months Ended
                                                           September 30,                         September 30,
                                                       ---------------------            --------------------------
                                                          1999        1998                 1999             1998
                                                       --------     --------            ---------        ---------

  Total tonnage sold:
       Oregon Steel Division:

            Plate and coil                              119,800      113,300              320,800          255,600
            Welded pipe                                 127,000      134,800              398,900          367,900
                                                        -------      -------            ---------        ---------
                 Total Oregon Steel Division            246,800      248,100              719,700          623,500
                                                        -------      -------            ---------        ---------
       RMSM Division:
            Rail                                         71,300      121,400              240,000          304,400
            Rod and Bar                                 105,300       82,000              305,800          267,200
            Seamless Pipe                                 1,900       19,400               18,000           62,500
            Semifinished                                  2,900          600                7,900           35,100
                                                        -------      -------            ---------        ---------
                 Total RMSM Division                    181,400      223,400              571,700          669,200
                                                        -------      -------            ---------        ---------
       Total                                            428,200      471,500            1,291,400        1,292,700
                                                        =======      =======            =========        =========

  Sales (in thousands):

       Oregon Steel Division                           $145,105     $160,421             $438,120         $423,897
       RMSM Division                                     60,774       94,766              196,732          283,842
                                                       --------     --------             --------         --------
                 Total                                 $205,879     $255,187             $634,852         $707,739
                                                       ========     ========             ========         ========

  Average selling price per ton:

       Oregon Steel Division                               $588         $647                 $609             $680
       RMSM Division                                       $335         $424                 $344             $424
                 Average                                   $481         $541                 $492             $547


                            OREGON STEEL MILLS, INC.

      Sales decreased 19.3 percent to $205.9 million in the third quarter of 1999 and decreased 10.3 percent to $634.9 million for the first nine months of 1999, compared to the corresponding 1998 periods. Shipments decreased 9.2 percent to 428,200 tons in the third quarter of 1999 compared to the corresponding period in 1998, but were substantially the same as the first nine months of 1998 at approximately 1.3 million tons for the corresponding 1999 period. The decreases in sales and shipments in the third quarter of 1999 were primarily due to reduced shipments of rail and seamless pipe products from the RMSM Division, offset in part by increased shipments of plate produced by the Oregon Steel Division and rod and bar products shipped from the RMSM Division.

      The consolidated average selling price decreased $60 to $481 per ton for the third quarter of 1999 and decreased $55 to $492 per ton for the first nine months of 1999, compared to the corresponding 1998 periods. The decrease in consolidated average selling price was primarily due to reduced average selling prices for plate, coil, rod and rail, and decreased shipments of rail and seamless pipe as a percentage of total shipments.

      The Oregon Steel Division shipped 246,800 and 719,700 tons of plate, coil and welded pipe products at an average selling price of $588 and $609 per ton for the three month and nine month periods ended September 30, 1999, respectively, compared to 248,100 and 623,500 tons of product at an average selling price of $647 and $680 per ton, respectively, during the corresponding 1998 periods. The decline in average selling price of 9.1 percent and 10.4 percent for the three month and nine month periods, respectively, results primarily from lower commodity plate prices, which continue to be impacted by the effects of the high levels of imported plate. Average plate pricing has declined $90 per ton, or approximately 18.1 percent since the third quarter of 1998. Welded pipe shipments from the Napa and Camrose pipe mills totaled 127,000 and 398,900 tons in the three month and nine month periods ended September 30, 1999, respectively, compared to 134,800 and 367,900 tons in the corresponding 1998 periods. The decrease in pipe shipments during the third quarter of 1999 is primarily a result of reduced shipments of large diameter and electric resistance weld (ERW) pipe from the Camrose pipe mill. A downturn in demand led to the shutdown of the Camrose pipe mill that began in the second quarter of 1999 and continued until midway through the third quarter, when the mill resumed operations. The decrease was nearly offset for the three months and completely offset for the nine months by increased shipments from the Napa pipe mill in connection with the Alliance Pipeline project. All remaining orders under the Alliance contract are expected to be filled in the fourth quarter of 1999, and the Napa pipe mill does not currently have orders for another line pipe project of a similar size.

      The RMSM Division shipped 181,400 and 571,700 tons at an average selling price of $335 and $344 per ton during the three month and nine month periods ended September 30, 1999, respectively, compared to 223,400 and 669,200 tons of product at an average selling price of $424 per ton during the corresponding periods in 1998. Seamless pipe shipments decreased to 1,900 and 18,000 tons for the three and nine month periods ended September 30, 1999, respectively, from 19,400 and 62,500 tons for the corresponding 1998 periods. The division ceased production at its seamless mill during the second quarter of 1999 due to adverse market conditions caused in large part by a lack of drilling activity and a decrease in U.S. rig counts. There are no immediate plans to reopen the mill. Rail shipments decreased to 71,300 and 240,000 tons for the three month and nine month periods ended September 30, 1999, respectively, compared to 121,400 and 304,400 tons for the corresponding 1998 periods. The overall domestic rail market has declined approximately 30 percent from the level experienced in 1998. The decrease in average selling price was primarily due to reduced average selling prices in rail and rod and the closure of the seamless mill with a resulting shift in product mix. Lower priced rod and bar products represented
58.0 percent and 53.5 percent of the shipments for the three month and nine month periods ended September 30, 1999, respectively, while seamless pipe, generally the highest priced product among the product lines at RMSM, accounted for 1.0 percent and 3.1 percent of shipments for the same periods. For the corresponding periods in 1998, rod and bar products accounted for 36.7 percent and 39.9 percent of shipments, respectively, while seamless pipe accounted for
8.7 percent and 9.3 percent of shipments, respectively.

                            OREGON STEEL MILLS, INC.

      Gross profit for the three month and nine month periods ended September 30, 1999 was 18.2 percent and 16.7 percent, respectively, compared to 14.4 percent and 13.0 percent for the corresponding 1998 periods. Gross profit was favorably affected by higher shipments of welded pipe and lower manufacturing costs for plate and welded pipe products, due in part to improved production from the steckel plate rolling mill ("Combination Mill") at the Portland Mill, which was brought online at the beginning of 1998. During the three and nine month periods ended September 30, 1999, the Combination Mill produced for the Division's trade plate and coil customers and its Napa and Camrose pipe mills 218,700 and 615,800 tons, respectively, compared to 187,200 and 488,100 tons produced in the corresponding 1998 periods. The favorable costs for plate and welded pipe were partially offset by the lower average selling prices noted previously, by losses in the seamless pipe business in 1999, and by the subsequent shutdown and severance costs incurred in the temporary closure of the seamless pipe mill.

       The financial performance of the Company for the fourth quarter of 1999 will be negatively impacted by continued reduced rail shipments and depressed pricing in plate and rod products. In addition, the financial performance for the fourth quarter of 1999 and the first six months of 2000 is expected to be negatively impacted by a significant reduction in shipments of large diameter welded pipe products manufactured by the Napa pipe mill as a result of the completion of the Alliance Pipeline contract. As a consequence, in order for the Company to continue to operate its Combination Mill at capacity, the Company will seek to sell more plate and coil products than it has historically done in the past. In the current plate and coil pricing environment, the margins on plate and coil are, on average, lower and in some cases significantly lower, than the margins realized on large diameter welded pipe products. In addition as a result of these reduced pipe shipments, the Company anticipates that in the near term, a majority of the workforce at the Napa pipe mill will either be laid off or work reduced hours as part of a job-sharing program. The Company does anticipate that, in the near term, the average costs of its raw materials will remain at current levels and partially offset negative pricing factors.

       The Company recorded $1.3 million and $7.0 million gains for the three months and nine months ended September 30, 1999, from litigation settlements with various graphite electrode suppliers. A settlement of similar claims totaled $7.0 million for the comparable periods in 1998.

       Selling, general and administrative expenses for the three and nine month periods ended September 30, 1999 decreased $1.1 million and $342,000, respectively, from the corresponding 1998 periods, but increased as a percentage of sales from 5.6 percent and 5.9 percent in the three and nine month periods ended September 30, 1998, to 6.4 percent and 6.5 percent for the corresponding 1999 periods. The percentage increase was primarily due to the decrease in sales revenue exceeding the corresponding declines in volume of product shipped.

      Profit participation expense was $4.2 million and $10.1 million for the three and nine month periods ended September 30, 1999, compared to $1.7 million and $2.4 million for the corresponding 1998 periods, reflecting the increased operating profitability of the Oregon Steel Division in 1999.

      Total interest cost for the three month and nine month periods ended September 30, 1999 was $8.9 million and $27.9 million, respectively, compared to $10.1 million and $29.9 million for the corresponding 1998 periods. The lower interest cost is primarily the result of a net reduction in debt principal. Capitalized interest for the three month and nine month periods ended September 30, 1999 was $237,000 and $787,000, respectively, compared to $257,000 and
$892,000 for the corresponding 1998 periods.

      The Company's effective income tax rate was 38.5 percent for the three and nine month periods ended September 30, 1999, compared to 38.7 percent and 38.1 percent for the corresponding 1998 periods.

                            OREGON STEEL MILLS, INC.

Liquidity and Capital Resources
-------------------------------

      Cash flow from operations for the nine months ended September 30, 1999 was $78.1 million compared to $40.3 million in the corresponding 1998 period. The major items affecting this $37.8 million increase were increased net income ($5.5 million), and decreases in accounts receivable and inventories in 1999 versus increases in 1998 ($46.5 million and $39.1 million, respectively). The increase in cash provided by these changes was partially offset by an increase in accounts payable in 1998 versus a decrease in 1999 ($48.1 million) and a realization of income tax deposits in 1998 that exceeded the amount realized in 1999 ($7.0 million).

      Net working capital at September 30, 1999 increased $69.4 million compared to December 31, 1998 reflecting a $121.9 million decrease in current liabilities offset by a $52.5 million decrease in current assets. The decrease in current liabilities was primarily due to the refinancing of the Company's operating credit facility which resulted in the amounts outstanding under the facility being classified as long-term debt, and a decreased accounts payable balance related to decreased inventory levels. The decrease in current assets was primarily due to decreased accounts receivable and inventories related to the lower sales and improved production efficiency in the third quarter of 1999 versus the fourth quarter of 1998.

     The Company has outstanding $235 million principal amount 11% First Mortgage Notes ("Notes") due 2003. The Notes are guaranteed by New CF&I and CF&I (collectively "Guarantors". The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company (exclusive of Camrose) and the Guarantors. The collateral for the Notes and the guarantees do not include, among other things, inventory and accounts receivable. The indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined.

     During the second quarter of 1999, the Company entered into a $125 million revolving credit facility ("Credit Agreement") which expires June 11, 2002, and may be drawn upon based on the Company's accounts receivable and inventory balances. The Credit Agreement is collateralized by substantially all of the Company's domestic inventories and accounts receivable and is guaranteed by the Guarantors. The Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio. As of September 30, 1999, $32.8 million was outstanding under the Credit Agreement.

      CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of the Pueblo steel mill. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent. As of September 30, 1999, the outstanding balance on the debt was $31.0 million, of which $23.2 million was classified as long-term.

      The Company has uncollateralized and uncommitted revolving lines of credit with two banks which may be used to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At September 30, 1999, $3.8 million was restricted under outstanding letters of credit.

      Camrose maintains a $15 million (Canadian dollars) revolving credit facility with a bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose and borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. The facility is to expire on December 30, 1999; however, the lender has agreed in principle to extend the facility for three years. As of September 30, 1999, Camrose had $11.9 million outstanding under the facility.

      The Company anticipates that its needs for working capital and capital expenditures through 1999 will be met from existing cash balances, funds generated from operations and available borrowings under the Credit Agreement. There is no assurance, however, that the amounts available from these sources will be sufficient

                           OREGON STEEL MILLS, INC.


for such purposes. In that event, or for other reasons, the Company may be required to seek additional financing, which may include additional bank financing. There is no guarantee that such sources of funding will be available if required or, if available, will be on terms satisfactory to the Company.

      CAPITAL EXPENDITURES. During the first nine months of 1999 the Company expended approximately $6.7 million (exclusive of capitalized interest) on capital projects at the Oregon Steel Division and $2.3 million (exclusive of capitalized interest) on capital projects at the RMSM Division.

      YEAR 2000 ISSUES. As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The Company's approach to the year 2000 issue is discussed below. The Company necessarily makes certain forward looking statements. There can be no assurance that actual results will not differ materially from the projections contained in the forward looking statements. Factors which may cause actual results to differ materially include, but are not limited to: failure of Company personnel and outside consultants to properly assess and address the Company's year 2000 issues; inaccurate or incomplete responses to questionnaires sent to third parties or inaccurate disclosure to third parties regarding the year 2000 issue; failure to address the year 2000 issue with all vendors, including utility vendors; infrastructure failures such as disruptions in the supply of electricity, gas, water or communications services, or major institutions, such as the government and banking systems; and failure of the Company to accurately predict the costs to address the year 2000 issues or the lost revenues related to the interruption in the Company's, its customers' or suppliers' businesses.

      The Company has identified risks from, among other causes, failure of internally-developed or purchased software and hardware in its information technology ("IT") systems, failure of process logic controller ("PLC")components of manufacturing equipment, and business or service interruptions of certain key customers and suppliers. In mid-1997, the Company began to inventory critical systems, assess the exposure to year 2000 failures, and replace or remediate IT and PLC systems as necessary. As of December 31, 1998, the inventory and assessment of IT and PLC systems were substantially complete, and investments had been made to replace or remediate critical IT systems and PLCs where there was an apparent risk of failure at the year 2000. All remaining remediation efforts were completed by the third quarter of 1999, and it is anticipated that all testing, including external review of testing, and documentation will be completed by the middle of the fourth quarter of 1999. The most critical business systems have been functionally upgraded or replaced, and concurrently were made to be year 2000 compliant. The Company has solicited written confirmations from key business partners confirming that they have addressed or are addressing their year 2000 issues.

      Although the potential effects of IT and PLC systems failures due to the year 2000 change are not predictable or quantifiable with any certainty, the Company expects that if a PLC failure occurred, the Company would still be able to continue its core production processes, although at a reduced rate and possibly substantially increased cost. Similarly, it is anticipated that any affected IT business systems which failed could be supplemented with manual and other procedures sufficient to continue operations, although at a reduced efficiency. In general, the Company's customers and sources of supply are sufficiently diverse to mitigate the effect on the Company of a supplier or customer experiencing year 2000 related failures. However, there could be a substantial adverse impact on the Company if any of its utility providers were significantly interrupted. The total cost of preparation for the year 2000 is expected to be approximately $2 million, of which substantially all has been spent or committed to date. The Company's preparations have not included a specific contingency plan in the event of systems or supplier failures, however, all critical systems have been remediated, if necessary, and it is expected that all such systems will have been tested internally or otherwise verified by the middle of the fourth quarter 1999.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           No material changes.

                            OREGON STEEL MILLS, INC.

PART II  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

        (a)   Exhibits

                    3.2    Bylaws of the Company.

                   27.0     Financial Data Schedule.

        (b)   Reports on Form 8-K

                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OREGON STEEL MILLS, INC.



Date:  November 15, 1999                 /s/ Christopher D. Cassard
                                         -------------------------------
                                            Christopher D. Cassard
                                             Corporate Controller
                                         (Principal Accounting Officer)