Form 10-K
period 1999-12-31
OREGON STEEL MILLS INC
filed 2000-03-29
CIK 830260

March 27, 2000

OREGON STEEL MILLS, INC.
A DELAWARE CORPORATION
1000 S.W. BROADWAY BLDG.
SUITE 2200
1000 S.W. BROADWAY
PORTLAND, OREGON   97205

Commission File No. 1-9887

Securities and Exchange Commission
Document Control
450 Fifth Street NW
Washington, D.C.   20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K.

Sincerely,

OREGON STEEL MILLS, INC.

/s/ Jeff S. Stewart
-------------------------------
Jeff S. Stewart
Controller
(Principal Accounting Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

               ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999      COMMISSION FILE NUMBER 1-9887

                            OREGON STEEL MILLS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      94-0506370
      (STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

          1000 S.W. BROADWAY
              SUITE 2200
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

              BASED ON LAST SALE, JANUARY 31, 2000: $136,939,271

      Indicate the number of shares outstanding of each of the registrant's classes of stock as of January 31, 2000:

     COMMON STOCK, $.01 PAR VALUE                         25,776,804
     ----------------------------                -----------------------------
          (TITLE OF CLASS)                      (NUMBER OF SHARES OUTSTANDING)

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Proxy statement for the Registrant's Annual Meeting of Stockholders to be held April 27, 2000 is incorporated by reference into Part III of this report.

                            OREGON STEEL MILLS, INC.
                                TABLE OF CONTENTS
                                                                      PAGE


                                     PART I

ITEM

   1.            BUSINESS...............................................1
                       General..........................................1
                       Products.........................................3
                       Raw Materials and Semifinished Slabs ............5
                       Marketing and Customers..........................6
                       Competition and Other Market Factors.............7
                       Environmental Matters............................9
                       Labor Dispute...................................11
                       Employees.......................................11

   2.            PROPERTIES............................................12

   3.            LEGAL PROCEEDINGS.....................................13

   4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...13
                       Executive Officers of the Registrant............14

                                     PART II

   5.            MARKET FOR REGISTRANT'S COMMON STOCK AND
                       RELATED STOCKHOLDER MATTERS.....................15

   6.            SELECTED FINANCIAL DATA...............................15

   7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS...16

   7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                       MARKET RISK.....................................22

   8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........23

   9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURE..........40

                                    PART III

   10. and 11.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                       AND EXECUTIVE COMPENSATION......................41

   12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT.................................41

   13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........41

                                     PART IV

   14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                        REPORTS ON FORM 8-K............................42

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Oregon Steel Mills, Inc. ("Company" or "Registrant") was founded in 1926 by William G. Gilmore and was incorporated in California in 1928. The Company reincorporated in Delaware in 1974. The Company changed its name in December 1987 from Gilmore Steel Corporation to Oregon Steel Mills, Inc.

     During 1999, the Company operated two steel minimills and four finishing facilities in the western United States and Canada. The Company manufactures and markets one of the broadest lines of specialty and commodity steel products of any domestic minimill company. The Company emphasizes the cost efficient production of higher margin specialty steel products targeted at a diverse customer base located primarily west of the Mississippi River, western Canada and the Pacific Rim. The Company's manufacturing flexibility allows it to manage actively its product mix in response to changes in customer demand and individual product cycles. In 1993, the Company organized into two business units known as the Oregon Steel Division and the CF&I Steel Division. In January 1998 the CF&I Steel Division was renamed the Rocky Mountain Steel Mills ("RMSM") Division.

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

     The RMSM Division consists of steelmaking and finishing facilities of CF&I Steel, L.P. ("CF&I") (dba Rocky Mountain Steel Mills) located in Pueblo, Colorado ("Pueblo Mill"). The Company owns 87 percent of New CF&I, Inc. ("New CF&I") which owns a 95.2 percent general partnership interest in CF&I. In addition, the Company owns directly a 4.3 percent interest in CF&I. The Pueblo Mill is a steel minimill which produces long-length and standard steel rails and wire rod and bar products. Due to adverse market conditions for tubular pipe products, the RMSM Division shut down operations at its seamless pipe mill in May 1999. There are no immediate plans to resume operations at the mill.

     The Company currently produces seven steel products which include most standard grades of steel plate, a wide range of higher margin specialty steel plate, coiled plate, large diameter steel pipe, ERW pipe, long-length and standard rails and wire rod and bar products. The steel industry, including the steel products manufactured by the Company, has been highly cyclical and is generally characterized by overcapacity, both domestically and internationally.

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

OREGON STEEL DIVISION

    The Portland Mill is the only hot-rolled steel plate minimill in the eleven western states and one of only two steel plate production facilities operating in that region. The Portland Mill produces slab thicknesses of 6", 7" and 8" and finished steel plate in widths up to 136".

    During 1997 the Company completed the construction of a Steckel
Combination Mill ("Combination Mill") at its Portland Mill. The project included installation of a new reheat furnace, a 4-high rolling mill with coiling furnaces, a vertical edger, a down coiler, on-line accelerated cooling, hot leveling and shearing equipment, extended roll lines, and a fully automated hydraulic gauge control system. The annual rolling capacity of the Combination Mill, depending on product mix, is up to 1.2 million tons.

    The Combination Mill gives the Company the ability to produce wider steel plate than any similar mill in the world, increases its manufacturing flexibility and, as production increases, supplies substantially all the Company's plate requirements for large diameter line pipe as well as coiled plate for applications such as the smaller diameter ERW pipe manufactured at the Camrose Pipe Mill. The Combination Mill produces discrete steel plate in widths from 48" to 136" and in thicknesses from 3/16" to 8". Coiled plate can be produced in widths of 48" to 96", and in thicknesses that range from 0.09" to
 .75". With the Combination Mill, the Company is in a position to produce all grades of discrete steel plate and coiled plate for all of the Company's commodity and specialty plate markets, including heat-treated applications.

    The Napa Pipe Mill produces large diameter steel pipe of a quality suitable for use in high pressure oil and gas transmission pipelines. The Napa Pipe Mill can produce pipe with an outside diameter ranging from 16" to 42", with wall thicknesses of up to 1-1/16" and in lengths of up to 80 feet, and can process two different sizes of pipe simultaneously in its two finishing sections. Depending on product mix, the Napa Pipe Mill has an annual capacity in excess of 400,000 tons of pipe. Although the Portland Mill can supply substantially all of the Napa Pipe Mill's specialty plate requirements, due to market conditions and other considerations, the Napa Pipe Mill may purchase steel plate from third-party suppliers.

    The Company acquired a 60 percent interest in the Camrose Pipe Mill in June 1992 from Stelco, Inc. ("Stelco"), a large Canadian steel producer. The Camrose Pipe Mill has two pipe manufacturing mills. One is a large diameter pipe mill similar to the Napa Pipe Mill, and the other is an ERW pipe mill which produces steel pipe used by the oil and gas industry for drilling and distribution. The large diameter pipe mill produces pipe in lengths of up to 80 feet with a diameter ranging from 20" to 42" with maximum wall thickness of up to 3/4". Depending upon the product mix, the annual capacity for large diameter pipe is up to 184,000 tons. The ERW mill produces pipe in sizes ranging from 4.5" to 16" in diameter and has an annual capacity of up to 141,000 tons, depending upon product mix.

RMSM DIVISION

    On March 3, 1993, New CF&I, a then wholly-owned subsidiary of the Company, acquired a 95.2 percent interest in a newly formed limited partnership, CF&I. The remaining 4.8 percent interest was owned by the Pension Benefit Guaranty Corporation ("PBGC"). CF&I then purchased substantially all of the steelmaking, fabricating, metals and railroad business assets of CF&I Steel Corporation. The Pueblo Mill has melting capacity of approximately 1.2 million tons of hot metal and a finished ton capacity of approximately 1.2 million tons. In August of 1994, New CF&I sold a 10 percent equity interest in New CF&I to subsidiaries of Nippon Steel Corporation ("Nippon"). In connection with that sale, Nippon agreed to license to the Company a proprietary technology for producing deep head-hardened ("DHH") rail products as well as to provide certain production equipment to produce DHH rail. In November 1995, the Company sold a 3 percent equity interest in New CF&I to two companies of the Nissho Iwai Group ("Nissho Iwai"), a large Japanese trading company. In 1997, the Company purchased the 4.8 percent interest in CF&I owned by the PBGC. In 1998, the Company sold a 0.5 percent interest in CF&I to a subsidiary of Nippon.

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

    STEELMAKING. The Company installed a ladle refining furnace and a vacuum degassing facility and upgraded both continuous casters. During 1995, the Company eliminated ingot casting and replaced it with more efficient continuous casting methods which allow the Company to cast direct-ly into blooms. These improvements expanded the Pueblo Mill steelmaking capacity to 1.2 million tons, its current level of capacity.

    ROD AND BAR MILL. At the time of its acquisition, the rod and bar mills at the Pueblo Mill were relatively old and located in separate facilities which resulted in significant inefficiencies as the Company shifted production between them in response to market conditions. In 1995, the Company commenced operation of a new combination rod and bar mill with a new reheat furnace and a high speed rod train, capable of producing commodity and specialty grades of rod and bar products. Depending on product mix, the new combined facility has a capacity of up to 600,000 tons per year. These improvements enable the Company to produce a wider range of high margin specialty products, such as high-carbon rod, merchant bar and other specialty bar products, and larger rod coil sizes, which the Company believes are preferred by many of its customers.

    RAIL MANUFACTURING. At the time of the Company's acquisition of the Pueblo Mill, rails were produced by ingot casting using energy-intensive processes with significant yield losses as the ingots were reheated, reduced to blooms and then rolled into rails. Continuous casting has increased rail yields and decreased rail manufacturing costs. In 1996, the Company invested in its railmaking capacity, entering into the agreement with Nippon for the license for the technology to produce DHH rail, and acquiring the production equipment necessary to produce the specialty rail. DHH rail is considered by the rail industry to be longer lasting and of higher quality than rail produced using conventional methods, and accordingly the DHH rail usually has a corresponding higher average selling price. The Company believes it is able to meet the needs of a broad array of rail customers with both traditional and DHH rail.

PRODUCTS

OVERVIEW

       The Company manufactures and markets one of the broadest lines of specialty and commodity steel products of any domestic minimill company. Through acquisitions and capital improvements, the Company has expanded its range of finished products from two in 1991, discrete plate and large diameter welded pipe, to seven currently by adding ERW pipe, rail, rod, bar, and coiled plate. It has also expanded its primary selling region from the western United States to national and international markets. (See Note 3 to the Consolidated Financial Statements.)

       The following chart identifies the Company's principal products and the primary markets for those products.

                          PRODUCTS                        MARKETS
                          --------                        -------

OREGON STEEL DIVISION     Specialty steel plate           Steel service centers
                                                          Heavy equipment manufacturers
                                                          Pressure vessel manufacturers
                                                          Construction
                                                          Welded pipe mills

                          Commodity steel and coiled      Steel service centers
                          plate                           Railcar manufacturers
                                                          Ship and barge manufacturers
                                                          Heavy equipment manufacturers

                          Large diameter steel pipe       Oil and gas transmission pipelines

                          Electric resistance welded      Oil and natural gas line pipe
                          (ERW)pipe

RMSM DIVISION             Rail                            Rail transportation

                          Wire rod                        Durable goods
                                                          Capital equipment

                          Bar products                    Construction
                                                          Durable goods
                                                          Capital equipment

       The following table sets forth for the periods indicated the tonnage shipped and the Company's total shipments by product class:



                                                        TONS SHIPPED
                                           ------------------------------------
                PRODUCT CLASS                1999           1998          1997
                -------------              --------       --------      -------

Oregon Steel Division:

    Specialty Steel Plate                   300,200        282,500       163,100
    Commodity Steel Plate                   132,000         58,800        29,300
    Coiled Plate                             18,000         11,400             -
    Large Diameter Steel Pipe               491,200        400,000       216,600
    Electric Resistance Welded Pipe          28,400         56,100       134,600
    Semifinished                                  -              -        23,400
                                          ---------      ---------      --------
       Total Oregon Steel Division          969,800        808,800       567,000
                                          ---------      ---------      --------

RMSM Division:

    Rail                                    299,000        401,400       350,200
    Rod, Bar and Wire FN1                   407,600        354,500       409,200
    Seamless Pipe FN2                        19,600         68,900       120,200
    Semifinished                              8,700         36,900        28,000
                                          ---------      ---------     ---------
        Total RMSM Division                 734,900        861,700       907,600
                                          ---------      ---------     ---------
        Total Company                     1,704,700      1,670,500     1,474,600
                                          =========      =========     =========
----------
FN1      The Company sold its wire products production facility in June 1997.
FN2      The Company suspended operation at the seamless pipe mill in May 1999.

OREGON STEEL DIVISION

     STEEL PLATE. The Company's specialty grade and commodity steel plate is produced at the Portland Mill on the Combination Mill. The completion of the Combination Mill allows for the production of discrete plate widths up to 136" and coiled plate up to 96" wide. The majority of steel plate is commonly produced and consumed in standard widths and lengths, such as 96" x 240". Specialty steel plate consists of hot-rolled carbon, high-strength-low-alloy, alloy and heat-treated steel plate. Specialty steel plate has superior strength and performance characteristics as compared to commodity steel plate and is typically made to order for customers seeking specific properties, such as improved malleability, hardness or abrasion resistance, impact resistance or toughness, higher strength and ability to be more easily machined and welded. These improved properties are achieved by chemically refining the steel by either adding or removing specific elements, and by accurate temperature control while hot-rolling or heat-treating the plate. Specialty steel plate is used to manufacture railroad cars, mobile equipment, bridges and buildings, pressure vessels and machinery components. Commodity steel plate is used in a variety of applications such as the manufacture of storage tanks, machinery parts, ships and barges, and general load bearing structures. Coiled plate is the feed-stock for the manufacture of ERW pipe, welded tubing, spiral welded pipe, and for conversion into cut-to-length plate.

     In 1994 the Company completed expansion of the heat-treated plate production capacity at its Portland Mill by approximately 50 percent to 90,000 tons annually. The heat-treating process of quenching and tempering improves the strength, toughness, and hardness of the steel. Quenched and tempered steel is used extensively in the mining industry, the manufacture of heavy transportation equipment, construction and logging equipment, and armored vehicles for the military. In early 1994, the Company installed a hot leveler at the heat-treat facility which flattens the steel plate following heat-treatment and ensures that the steel plate will retain its desired shape after cooling. These additions enable the Company to manufacture a superior hardened plate product.

     LARGE DIAMETER STEEL PIPE. The Company manufactures large diameter, double submerged arc-welded ("DSAW") steel pipe at its Napa and Camrose Pipe Mills. Large diameter pipe is manufactured to demanding specifications and is produced in sizes ranging from 16" to 42" in outside diameter with wall thickness of up to 1 1/16" and in lengths of up to 80 feet. At the Napa Pipe Mill the Company also offers customers several options, which include internal linings, external coatings, double end pipe joining and full body ultrasonic inspection. Ultrasonic inspection allows examination of the ends, long seam welds and the entire pipe body for steelmaking or pipemaking defects and records the results. The Company's large diameter pipe is used primarily in pressurized underground or underwater oil and gas transmission pipelines where high quality is absolutely necessary.

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

     ERW PIPE. The Company produces smaller diameter ERW pipe at the Camrose Pipe Mill. ERW pipe is produced in sizes ranging from approximately 4-1/2" to 16" outside diameter. The pipe is manufactured using coiled steel formed on a high frequency ERW mill. The principal customers for this product are oil and gas companies that use it for gathering lines to supply product to feed larger pipeline systems.

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

     As part of its capital improvement program, the Company improved its rail manufacturing facilities to include the production of in-line head-hardened rail. In-line head-hardened rail is produced through a proprietary finishing technology, known as deep head-hardened or DHH technology, licensed from Nippon in connection with Nippon's investment in New CF&I. In 1999 the Company produced approximately 81,000 tons of head-hardened product using the DHH technology. The in-line DHH technology allows the Company to produce head-hardened product up to the capacity of the rail facility. Rail produced using the improved in-line technology is considered by many rail customers to be longer lasting and of higher quality than rail produced with traditional off-line techniques. During 1998 the Pueblo Mill completed a rail dock expansion project which increased rail mill annual shipping capacity from 450,000 tons to over 500,000 tons.

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

     SEAMLESS PIPE. Until May 1999, the Company produced seamless casings, coupling stock and standard and line seamless pipe at the Pueblo Mill. The primary use of these products is in the transmission of oil and natural gas resources, through either above ground or subterranean pipelines. Although the seamless pipe mill has the capacity to produce both carbon and heat-treated tubular products, the division ceased production at its seamless mill during May 1999 due to adverse market conditions caused in large part by a lack of drilling activity and a decrease in U.S. rig counts. There are no immediate plans to resume operations at the mill. The Company continues to market a negligible quantity of semifinished seamless pipe, referred to as green tubes, to other tubular mills for processing and finishing.

RAW MATERIALS AND SEMIFINISHED SLABS

     The Company's principal raw material for the Portland and Pueblo Mills is ferrous scrap metal derived from, among other sources, junked automobiles, railroad cars and railroad track materials and demolition scrap from obsolete structures, containers and machines. In addition, direct-reduction iron ("DRI"), hot-briquetted iron ("HBI") and pig iron (collectively "alternate metallics") can substitute for a limited portion of the scrap used in minimill steel production, although the sources and availability of alternate metallics are substantially more limited than those of scrap. The purchase prices for scrap and alternate metallics are subject to market forces largely beyond the control of the Company including demand by domestic and foreign steel producers, freight costs, speculation by scrap brokers and other conditions. The cost of scrap and alternate metallics to the Company can vary significantly, and the Company's product prices often cannot be adjusted, especially in the short-term, to recover the costs of increases in scrap and alternate metallics prices.

     The long-term demand for steel scrap and its importance to the domestic steel industry may be expected to increase as steelmakers continue to expand scrap-based electric arc furnace capacity. For the foreseeable future, however, the Company believes that supplies of steel scrap will continue to be available in sufficient quantities at competitive prices. In addition, while alternative metallics may not be cost competitive with steel scrap at present, a sustained increase in the price of steel scrap could result in increased implementation of these alternative materials.

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

     Since 1998, approximately 8 million tons of new HBI or DRI capacity has come on-line. During the steel market downturn in late 1998, it became evident to alternate metallics producers that they must be competitive. The Company expects that alternate metallics will be readily available over the next five years. Due to the increased capacity and present availability of alternate metallics, the Company intends to purchase on the spot market.

     With the expanded plate finishing capability available to the Company due to the Combination Mill beginning in 1998, the production of finished plate has exceeded the steelmaking capacity of the Portland Mill. In 1999, the Company purchased material quantities of semifinished steel slabs on the open market to offset the disparity. Such purchases are made on the spot market, and are dependent upon slab availability. While prices on the international slab market have been generally favorable and slab availability has not been restricted, the slab market and pricing are subject to significant volatility, and there is no assurance that slabs will be available at reasonable prices in the future. The Company expects semifinished slab purchases to represent approximately one-half of its production needs for finished plate in 2000.

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

     The sales force is organized both geographically and by product line. The Company has separate sales forces for plate, coiled plate, DSAW and ERW pipe, and for rod, bar, and rail products. Most of the Company's sales are initiated by contacts between sales representatives and customers. Accordingly, the Company does not incur substantial advertising or other promotional expenses for the sale of its products. Except for contracts entered into from time to time to supply rail and large diameter DSAW pipe to significant projects, see Part II "Management's Discussion and Analysis of Financial Conditions and Results of Operation", the Company does not have any significant ongoing contracts with customers and orders placed with the Company generally are cancelable by the customer prior to production. For 1999, the Company had sales to a single customer, Alliance Pipeline L.P., which accounted for nearly one-third of its total revenue for the year. It is not expected that sales to one customer in 2000 will represent more than 10 percent of total sales.

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

OREGON STEEL DIVISION

     Customers for specialty steel are located throughout the United States, but the Company is most competitive west of the Mississippi River, where transportation costs are less of a factor. Typical customers include steel service centers and equipment manufacturers. Typical end uses include pressure vessels, construction and mining equipment, machine parts and military armor.

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

     The Company's wire rod products are sold primarily to wire drawers ranging in location from the Midwest to the West Coast. The demand for wire rod is dependent upon a wide variety of markets, including agricultural, construction, capital equipment and the durable goods segments. The Company entered the high carbon rod market during 1995 as a direct result of the investment in the new rolling facility. Since that time, the Company's participation in the higher margin, high carbon rod market has steadily increased, to the point where it now represents nearly two-thirds of total rod product shipments. Typical end uses of high carbon rod and spring wire, wire rope, tire bead and tire cord.

COMPETITION AND OTHER MARKET FACTORS

     The steel industry is cyclical in nature, and high levels of steel imports, worldwide production overcapacity and other factors have adversely affected the domestic steel industry in recent years. The Company also is subject to industry trends and conditions, such as the presence or absence of sustained economic growth and construction activity, currency exchange rates and other factors. The Company is particularly sensitive to trends in the oil and gas, construction, capital equipment, rail transportation and durable goods segments, because these industries are significant markets for the Company's products.

     Competition within the steel industry is intense. The Company competes primarily on the basis of product quality, price and responsiveness to customer needs. Many of the Company's com-petitors are larger and have substantially greater capital resources, more modern technology and lower labor and raw material costs than the Company. Moreover, U.S. steel producers have historically faced significant competition from foreign producers. The highly competitive nature of the industry, combined with excess production capacity in some products, results in significant sales pricing pressure for certain of the Company's products.

OREGON STEEL DIVISION

     The principal domestic competitor in the specialty steel plate market is Bethlehem Lukens Plate ("Bethlehem"), the largest plate producer in North America. Bethlehem's considerable share of this market was created when Bethlehem Steel acquired Lukens Steel in 1998. Bethlehem operates five plate mills located in Indiana and Pennsylvania, with an estimated annual capacity in excess of 2 million tons. Bethlehem aggressively markets to major national accounts in fabrication and heavy-duty manufacturers as a single source supplier. Although not a major competitor in the western states, U.S. Steel, located in Indiana, is the second largest domestic specialty plate producer and does represent a significant competitor in the Midwest. U.S. Steel recently constructed a third heat-treating line to increase its production of normalized plate.

     The principal domestic commodity plate competitor is Geneva Steel ("Geneva"). Geneva operates an integrated steelmaking facility in Utah, the only one west of the Mississippi, and produces approximately 1.1 million tons of commodity plate per year. Geneva, even though operating under a Chapter 11 bankruptcy filing, has made significant capital improvements to its plate-making equipment, including its melt shop, a variable caster and direct hot-rolling machinery. IPSCO brought into production a green field 120" Steckel mill in Iowa at about the same time the Company brought the Combination Mill into production, with IPSCO's mill operating to nearly the same specifications. IPSCO also operates a smaller Steckel mill in Saskatchewan Canada, and is expected to complete construction of another Steckel mill in Mobile, Alabama in the near future. IPSCO is competing effectively in the Midwest commodity plate market, in other selected target markets and in the coiled plate market throughout the U.S.

     The domestic steel plate market continued to suffer from unprecedented import tonnage levels combined with severe downward price pressure from foreign steel producers located in Korea, Japan, Brazil, Canada, Russia, other former Soviet-bloc countries, and others. Tonnage of imported commodity steel plate for 1999 represented the second highest reported year, down from the record year reported in 1998. Foreign competition also exists for specialty grades with imports from Sweden, European Economic Community, Brazil, Canada, Australia, and former Soviet-bloc countries.

     At the end of 1997 the U.S. International Trade Commission ("USITC"), under petition from two U.S. commodity plate producers, determined that the U.S. plate industry was "threatened with material injury by reason of imports from China, Russia, South Africa, and/or Ukraine of cut-to-length carbon steel plate found by the U.S. Department of Commerce to be sold in the United States at less than fair market value." In addition to this decision, suspension agreements have been signed allowing the named countries to export certain maximum amounts of cut-to-length plate to the United States at minimum prices. Despite the USITC decision on carbon cut-to-length plate, significant imports continue to flow into the United States, both in commodity and specialty plate products, and continue to have an impact on the Company's participation in the domestic plate market. As a result of an investigation into anti-dumping practices in the hot-rolled steel market that commenced in October 1998, the USITC found that hot-rolled steel plate imported from Brazil, Japan and Russian and cut-to-length steel plate imported from France, India, Indonesia, Italy, Japan and Korea had significantly injured the U.S. market. The USITC directed the U.S. Customs Service to uphold suspension agreements or to impose anti-dumping or counter-vailing duties against these products when imported from the identified country. The effect of these actions was delayed; however, as most of the tariffs, where applicable, were not levied against steel shipped in either 1999 or 1998, applying rather to shipments made in 2000.

     The Company believes that competition in the market for large diameter steel pipe is based primarily on quality, price and responsiveness to customer needs. Principal domestic competitors in the large diameter steel pipe market at this time are Berg Steel Pipe Corporation, located in Florida, Bethlehem Steel Corporation (the parent company for Bethlehem) and SAW Pipe, located in Texas. International competitors consist primarily of Japanese and European pipe producers.

The principal Canadian competitor is IPSCO from the mill in Regina, Saskatchewan. Demand for the Company's pipe in recent years is primarily a function of new construction of oil and gas transportation pipelines and to a lesser extent maintenance and replacement of existing pipelines. Construction of new pipelines domestically depends to some degree on the level of oil and gas exploration and drilling activity.

     The competition in the market for ERW pipe is based on price, product quality and responsiveness to customers. The need for this product has a direct correlation to the drilling rig count in the United States and Canada. Principal competitors in the ERW product in western Canada are IPSCO and Prudential Steel Ltd. located in Calgary, Alberta.

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

     The competition in bar products include a group of minimills that have a geographical location close to the markets in or around the Rocky Mountains. The Company's market for wire rod encompasses the western United States. Domestic rod competitors include GS Technologies, North Star Steel, Cascade Steel Rolling Mills, Keystone Steel and Wire and Northwestern Steel & Wire.

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

     The Clean Air Act Amendments ("CAA")of 1990 imposed responsibilities on many industrial sources of air emissions, including plants owned by the Company. In addition, the monitoring and reporting requirements of the law have subjected and will subject all companies with significant air emissions to increased regulatory scrutiny. The Company submitted applications in 1995 to the Oregon Department of Environmental Quality ("DEQ") and the Colorado Department of Public Health and Environment ("CDPHE") for permits under Title V of the CAA for the Portland and Pueblo Mills, respectively. Title V permits have been issued for portions of the Pueblo Mill. Permits for the remainder of the Pueblo Mill and the Portland Mill are pending. The permits may be issued under conditions that would require the Company to incur substantial future capital expenditures directed at reducing air emissions.

     PORTLAND MILL. Certain refractory solid waste materials from the steelmaking process in prior years have been collected on-site at the Portland Mill. The Company is currently evaluating various alternatives for reusing this material but so far has not identified a method that is commercially viable. The ultimate success of these alternatives is not known. Other disposal means are available, although typically at an increased cost, including both on-site and off-site land fills. The eventual financial impact is not determinable at this time, but such reuse or disposal is not expected to have a significant effect on the consolidated financial condition of the Company. The Company is voluntarily implementing and expects to complete the first phase of a proposed compliance schedule with the State of Oregon in the second quarter of 2000, at a total cost estimated to be $500,000. Significant work towards completion of this phase was conducted during 1999. The Company will assess the necessity of the second phase dependent on the successfulness of the first phase in reducing emissions. If the second phase were to be implemented, the financial impact of associated corrective designs, engineering and construction can not presently be estimated, and would be completed subsequent to 2000.

     PUEBLO MILL. In connection with the 1993 acquisition of CF&I, the Company accrued a liability of $36.7 million for environmental remediation at the Pueblo, Colorado steel mill ("Pueblo Mill"). The Company believed this amount was the best estimate from a range of $23.1 to $43.6 million. The Company's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The liability includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a postclosure permit for historic hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. As of December 31, 1999, 11 solid waste management units have closed with no further action needed. The CDPHE stated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently known to exist.
At December 31, 1999, the accrued liability was $33.4 million, of which $30.9 million was classified as noncurrent in the consolidated balance sheet.

     The CDPHE has inspected the Pueblo Mill for possible environmental violations, and in the fourth quarter of 1999, issued a Compliance Advisory indicating that air quality regulations had been violated. The CDPHE has now filed a judicial enforcement action, which could result in the levying of significant fines and penalties, requirements to make remediation expenditures, accelerate or expand the capital expenditure program or a combination of any of the above. Although the amount can not presently be determined, it is likely that the Company will be required to make potentially material expenditures as a result of the action.

     The Environmental Protection Agency ("EPA") has communicated to the CDPHE that its interpretation of the CAA would be to require the Pueblo Mill to comply with New Source Performance Standards ("NSPS") of the CAA. The CDPHE had previously issued permits to the Pueblo Mill that did not require it to comply with NSPS. If the Pueblo Mill is required to implement NSPS, it will likely have to incur material capital expenditures to meet the new standards.

     It is unknown at present what the ultimate cost of adhering to the CAA will be, as Congress continues to modity it. The cost will depend on a number of site-specific factors, including but not limited to the quality of the air in the area where a plant is located. Regardless of the outcome of the matters discussed above, the Company anticipates that it will be required to make additional expenditures, and may potentially be required to pay higher fees to governmental agencies, as a result of the law and future laws regulating air emissions.

     The Company's future expenditures for installation of and improvements to environmental control facilities, remediation of environmental conditions and other similar matters are difficult to predict accurately. Environmental legislation, regulation and related administrative policy have changed rapidly in recent years shifting the burden to the Industry. It is likely that the Company will be subject to increasingly stringent environmental standards including those under the CAA, the Clean Water Act Amendments of 1990, the storm water permit program and toxic use reduction programs. It is also likely that the Company will be required to make potentially significant expenditures relating to environmental matters on an ongoing basis. Even though the Company has established certain reserves for environmental remediation as described above, there is no assurance regarding the remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, necessitating further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts reserved. There is no assurance that expenditures of the nature described above, or that liabilities resulting from hazardous substances located on the Company's property or used or generated in the conduct of its business, or resulting from circumstances, actions, proceedings or claims relating to environmental matters, will not have a material adverse effect on the Company's consolidated financial condition, consolidated earnings or consolidated cash flows.

LABOR DISPUTE

     The labor contract at the RMSM expired on September 30, 1997.
After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union"), initiated a strike at RMSM for approximately 1,000 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Company was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees.

     On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of December 1999, 152 former striking employees had returned to work as a result of their unconditional offer. Approximately 660 former striking workers remain unreinstated ("Unreinstated Employees").

     On February 27, 1998 the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against RMSM, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). The Company not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. The Judge will render a decision which is automatically subject to appeal by either party to the NLRB in Washington, D.C. The ultimate determination of the issues may well require a ruling by an appropriate United States appellate court.

     Among the issues pending in the litigation is RMSM's motion asserting that the Judge should consider the Union's alleged NLRA violations and that the alleged misconduct should invalidate the Unreinstated Employees' right to reinstatement. In the event there is an adverse determination of the issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the adverse determination. The number of Unreinstated Employees entitled to back pay would probably be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the ultimate liability in the event of an adverse determination.

     During the strike by the Union, certain bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of New CF&I that provides rail service to the Pueblo Mill, refused to report to work for an extended period of time. The bargaining unit employees of C&W were not on strike. C&W considered these employees to have quit their employment and accordingly, C&W declined to allow those individuals to return to work. The unions representing these individuals have filed lawsuits or claims against C&W claiming their members had refused to cross the picket line because they were honoring the picket line of another organization or because of safety concerns stemming from those picket lines. The unions demand reinstatement of the former employees, back pay, benefits and other damages. The Company believes it has substantial defenses against these claims. However, it is possible that one or more of them will proceed to arbitration before the National Railroad Adjustment Board or otherwise initiate further judicial proceedings. The outcome of such proceedings is inherently uncertain, and it is not possible to estimate any potential settlement amount which would result from an adverse legal or arbitration decision.

EMPLOYEES

     As of December 31, 1999, the Company had approximately 1,700 full-time employees. None of the employees of the Portland Mill, the Napa Pipe Mill or the corporate headquarters are repre-sented by a union. At the RMSM division, approximately 580 employees work under collective bargaining agreements with several unions, including the United Steelworkers of America. The Company and the Union have been unable to agree on terms for a new labor agreement. See "Business-Labor Dispute". At the Camrose Pipe Mill, approximately 120 employees are members of the Canadian Autoworkers Union ("CAU"). The Company is currently renegotiating a new collective bargaining agreement with the CAU, as the prior contract expired on January 31, 2000. While negotiating the new contract, the Company and the CAU are working under the terms of the expired contract.

     The domestic employees of the Oregon Steel Division participate in the Employee Stock Ownership Plan ("ESOP"). As of December 31, 1999 the ESOP owned approximately 6 percent of the Company's outstanding common stock. Common stock is contributed to the ESOP as decided annually by the Board of Directors. The Company also has a profit participation plan for its domestic employees of both the Oregon Steel Division and the RMSM Division and the non-bargaining unit employees of Camrose that permits eligible employees to share in the pretax profits of their division.

ITEM 2.  PROPERTIES

OREGON STEEL DIVISION

     The Portland Mill is located on approximately 143 acres owned by the Company in the Rivergate Industrial Park in Portland, Oregon, near the confluence of the Columbia and Willamette rivers. The operating facilities principally consist of an electric arc furnace, ladle metallurgy station, vacuum degasser, slab casting equipment and the Combination Mill. The Company's 24,500 square-foot office building and its steel mill facilities occupy approximately 86 acres of the site. The remaining 57 acres consist of two waterfront sites. The Company's heat-treating facilities are located near its principal facilities on a 5-acre site owned by the Company.

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

     Camrose Pipe Company ("Camrose") owns the Camrose Pipe Mill, located on approximately 67 acres in Camrose, Alberta, Canada. The large diameter pipe mill occupies approximately 4 acres and the ERW pipe mill occupies approximately 3 acres of the site. In addition, there is a 3,600 square foot office building on the site. The sales staff is located in Calgary, Alberta in leased space. Camrose is 60 percent owned by the Company. The assets of Camrose, including all property, plant and equipment are collateral for the Camrose (CDN) $25 million revolving credit facility (see Note 7 to the Consolidated Financial Statements).

RMSM DIVISION

     The Pueblo Mill is located in Pueblo, Colorado on approximately 570 acres. The operating facilities principally consist of two electric arc furnaces, a ladle refining furnace and vacuum degassing system, two 6-strand continuous round casters for producing semifinished steel, and three finishing mills for conversion of semifinished steel to a finished steel product. These finishing mills consist of a rail mill, seamless tube mill, and a rod and bar mill. In May 1999, the Company shut down production at the seamless tube mill and does not have immediate plans to reopen the facility.

     At December 31, 1999, the Company had the following nominal capacities, which are affected by product mix:

                                                      PRODUCTION     PRODUCTION
                                                       CAPACITY         1999
                                                        (TONS)         (TONS)
                                                      ----------     ----------

         Portland Mill:         Melting                  840,000      442,900
                                Finishing              1,200,000      796,100
         Napa Pipe Mill:        Steel pipe               400,000      358,000
         Camrose Pipe Mill:     Steel pipe               325,000      116,100
         Pueblo Mill:           Melting                1,200,000      753,100
                                Finishing mills FN1    1,050,000      741,800

--------------
         FN1 Excludes the production capacity of the seamless tube mill.

     The Notes and guarantees are secured by a lien on substantially all of the property, plant and equipment of the Company and the Guarantors, exclusive of Camrose. (See Note 7 to the Consolidated Financial Statements.)

ITEM 3.  LEGAL PROCEEDINGS

     See Part I, "Business - Environmental Matters", for discussion of enforcement actions being proposed by the State of Colorado's Department of Public Health and Environment against RMSM.

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

     During March 2000, the Occupational Safety and Health Association (OSHA) began an investigation of operating practices and procedures at RMSM. Management does not expect the outcome of this investigation to have a material adverse effect on the consolidated financial condition, consolidated earnings or consolidated cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were voted upon during the fourth quarter of 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders.

     The name of each executive officer of the Company, age as of February 1, 2000 and position(s) and office(s) and all other positions and offices held by each executive officer are as follows:

                                                                 ASSUMED
                                                                 PRESENT
                                                                 EXECUTIVE
NAME                   AGE     POSITIONS                         POSITION
----                   ---     ---------                         ---------

Joe E. Corvin          55      President and                     January 2000
                               Chief Executive Officer

L. Ray Adams           49      Vice President, Finance and       March 1991
                               Chief Financial Officer

LaNelle F. Lee         62      Vice President,                   April 1996
                               Administration and Secretary


Steven M. Rowan        54      Vice President,                   February 1992
                               Materials and Transportation

Jeff S. Stewart        38      Corporate Controller              January 2000


     Each of the executive officers named above has been employed by the Company in an executive or managerial role for at least five years.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND
             RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange. At December 31, 1999, the number of common stockholders of record was 865. Information on quarterly dividends and common stock prices is shown on page 23 and incorporated herein by reference.

     The indenture under which the Company's 11% First Mortgage Notes due 2003 were issued contains restrictions on the payment of common stock dividends. (See
Note 7 to the Consolidated Financial Statements and "Liquidity and Capital Resource" under Item 7.) At December 31, 1999, $8.4 million was available for the payment of common stock dividends under these restrictions.

ITEM 6.      SELECTED FINANCIAL DATA

                                                                  YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------------
                                                 1999            1998           1997             1996            1995
                                             -----------     -----------     -----------     -----------     -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE, TON AND PER TON AMOUNTS)

INCOME STATEMENT DATA:

Sales                                        $   821,984     $   892,583     $   768,558     $   772,815     $   710,971
Cost of sales                                    693,796         781,789         681,398         670,819         638,413
Settlement of litigation                          (7,027)         (7,037)             --              --              --

Loss (gain) on sale of assets                        501          (4,746)         (2,228)             --              --
Selling, general and administrative
     expenses                                     55,992          56,189          51,749          44,857          43,121
Profit participation and ESOP
     contribution                                 10,540           2,890           7,157           7,844           5,418
                                             -----------     -----------     -----------     -----------     -----------
     Operating income                             68,182          63,498          30,482          49,295          24,019
Other expense, net                               (33,737)        (38,969)         (5,967)        (12,937)         (8,685)
Minority interests                                (1,475)         (4,213)         (5,898)         (1,204)            862
Income tax expense                               (13,056)         (8,387)         (6,662)        (11,407)         (3,762)
                                             -----------     -----------     -----------     -----------     -----------
      Net income                             $    19,914     $    11,929     $    11,955     $    23,747     $    12,434
                                             ===========     ===========     ===========     ===========     ===========
COMMON STOCK INFORMATION:
 Basic and diluted net income per
      share                                         $.76            $.45            $.45           $1.02            $.62
Cash dividends declared per share                   $.56            $.56            $.56            $.56            $.56
Weighted average common shares and
     common equivalents outstanding               26,375          26,368          26,292          23,333          20,016
BALANCE SHEET DATA (AT DECEMBER 31):
Working capital                              $   106,545     $    40,249     $   115,322     $   120,996     $   115,453
Total assets                                     877,254         993,970         986,620         913,355         805,266
Current liabilities                              101,660         252,516         147,496         114,729         121,327
Long-term debt                                   298,329         270,440         367,473         330,993         312,679
Total stockholders' equity                       352,402         345,117         349,007         353,041         266,790
OTHER DATA:
Depreciation and amortization                $    43,415     $    42,909     $    28,642     $    29,025     $    24,964
Capital expenditures                         $    12,365     $    25,993     $    81,670     $   156,538     $   176,885
Total tonnage sold:
    Oregon Steel Division                        969,800         808,800         567,000         607,600         763,500
    RMSM Division                                734,900         861,700         907,600         893,200         640,200
                                             -----------     -----------     -----------     -----------     -----------
       Total tonnage sold                      1,704,700       1,670,500       1,474,600       1,500,800       1,403,700
                                             ===========     ===========     ===========     ===========     ===========

Operating margin FN1                                7.5%            5.8%            3.7%            6.4%            3.4%
Operating income per ton sold FN1                   $36             $31             $19             $33             $17

-------------
FN1 Excluding settlement of litigation in 1998 and 1999 and gains and losses on sale of assets in 1997, 1998 and 1999.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; the supply of imported steel and subsidies provided by foreign governments to support steel companies domiciled in their countries; potential equipment malfunction; work stoppages; plant construction and repair delays; and failure of the Company to accurately predict the impact of lost revenues associated with interruption of the Company's, its customers' or suppliers' operations.

     The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its subsidiaries ("Company"), wholly-owned Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), and 87 percent owned New CF&I, Inc. ("New CF&I") which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"). The Company also directly owns an additional 4.3 percent interest in CF&I. In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills.

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

     The following table sets forth, for the periods indicated, the percentage of sales represented by selected income statement items and information regarding selected balance sheet data:

                                                       YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1999      1998       1997
                                                   -------    ------     ------
INCOME STATEMENT DATA:

   Sales                                           100.0%     100.0%     100.0%
   Cost of sales                                     84.4       87.6       88.7
   Settlement of litigation                           (.9)       (.8)         -
   Gain on sale of assets                               -        (.5)       (.3)
   Selling, general and administrative expenses       6.8        6.3        6.7
   Profit participation and ESOP contribution         1.3         .3         .9
                                                   ------     ------     ------
        Operating income                              8.4        7.1        4.0
   Interest expense                                  (4.3)      (4.3)      (1.3)
   Other, net                                          .1        (.1)        .5
   Minority interests                                 (.2)       (.5)       (.8)
                                                   ------     ------     ------
        Pretax income                                 4.0        2.2        2.4
   Income tax expense                                (1.6)       (.9)       (.8)
                                                   ------     ------     ------
        Net income                                    2.4%       1.3%       1.6%
                                                   ======     ======     ======

BALANCE SHEET DATA (AT DECEMBER 31):

   Current ratio                                    2.0:1      1.2:1      1.8:1
   Total debt as a percent of capitalization         46.6%      51.8%      51.9%
   Net book value per share                        $13.67     $13.39     $13.58

   The following table sets forth by division, for the periods indicated, tonnage sold, revenues and average selling price per ton:

                                                 YEAR ENDED DECEMBER 31,
                                           ----------------------------------
                                              1999        1998         1997
                                           ---------    ---------    --------
TOTAL TONNAGE SOLD:
    Oregon Steel Division:

        Plate and Coil                       450,200      352,700     192,400
        Welded Pipe                          519,600      456,100     351,200
        Semifinished                               -            -      23,400
                                           ---------    ---------   ---------
             Total Oregon Steel Division     969,800      808,800     567,000
                                           ---------    ---------   ---------

    RMSM Division:

         Rail                                299,000      401,400     350,200
         Rod, Bar and Wire                   407,600      354,500     409,200FN1
         Seamless Pipe                        19,600FN2    68,900     120,200
         Semifinished                          8,700       36,900      28,000
                                           ---------    ---------   ---------
              Total RMSM Division            734,900      861,700     907,600
                                           ---of----    ---------   ---------

              Total Company                1,704,700    1,670,500   1,474,600
                                           =========    =========   =========

REVENUES (IN THOUSANDS):

    Oregon Steel Division                  $ 569,822    $ 536,947   $ 366,263
    RMSM Division                            252,162      355,636     402,295FN3
                                           ---------    ---------   ---------
Total Company                              $ 821,984    $ 892,583   $ 768,558FN3
                                           =========    =========   =========

AVERAGE SELLING PRICE PER TON:

    Oregon Steel Division                       $588         $664        $646
    RMSM Division                               $343         $413        $440FN4
              Company Average                   $482         $534        $520FN4

-----------------------
FN1 The Company sold the wire products production facility in June 1997.

FN2 The Company suspended operation of the seamless pipe mill in May 1999.

FN3 Includes insurance proceeds of approximately $2.5 million as reimbursement of lost profits resulting from lost production that occurred during the third and fourth quarters of 1996.

FN4 Excludes insurance proceeds referenced in Note (3) above.

     The Company's long range strategic plan emphasizes the commitment to become the primary low cost producer of specialty plate products, while diversifying its other core businesses to minimize the impact of individual product cycles on the Company's financial performance. In pursuing these goals, the Company has sought alternatives to its reliance on the domestic market for large diameter pipe, the demand for which is particularly volatile, and the market for commodity plate, which is dictated to a large degree by price considerations only.

     In an effort to decrease the Company's reliance on the domestic large diameter pipe market and provide additional end use for its steel plate, the Company acquired a 60 percent interest in the Camrose Pipe Mill in June 1992 from Stelco, a large Canadian steel producer, which owns the remaining interest in the Camrose Pipe Mill. In 1997, 1998 and 1999, Camrose shipped 188,600, 233,800, and 133,000 tons, respectively, of steel pipe and generated revenues of $132.6 million, $183.3 million and $92.1 million, respectively. During those years Stelco was a major supplier of steel plate and coil for the Camrose Pipe Mill.

     To expand the Company's steel product lines and enter new geographic areas, CF&I purchased the Pueblo Mill and related assets in March 1993. In 1997, 1998 and 1999, the Pueblo Mill shipped 907,600, 861,700 and 734,900 tons, respectively, and generated revenues of $402.3 million, $355.6 million and $252.2 million, respectively. In August 1994, New CF&I sold a 10 percent equity interest in New CF&I to a subsidiary of Nippon. In connection with that sale, Nippon agreed to license to the Company its proprietary technology for producing DHH rail under a separate equipment supply agreement. In November 1995 the Company sold a 3 percent equity interest in New CF&I to two companies of Nissho Iwai, a large Japanese trading company.

     The labor contract at the RMSM Division expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible contract, on October 3, 1997 the Union initiated a strike at the RMSM Division. See Part I "Business - Labor Dispute." By the end of 1997, the RMSM Division had ramped its operating back to pre-strike levels with management and replacement workers. Ship-ment levels and cost of operations were negatively impacted by reduced production effort and costs specifically related to the strike. RMSM shipments for the fourth quarter 1997, the period directly affected by the strike, were 123,900 tons compared to shipments of 201,800 tons in the fourth quarter of 1996.

     Company sales in the fourth quarter of 1999 of $187.1 million increased 1.2 percent from sales of $184.8 million in the fourth quarter of 1998. Company shipments increased 9.4 percent to 413,200 tons in the fourth quarter of 1999 from 377,800 tons in the fourth quarter of 1998. The Company's average selling price in the fourth quarter of 1999 was $453 per ton versus $489 per ton in the fourth quarter of 1998. The increase in sales and shipments for the fourth quarter of 1999 was primarily due to an increase in plate and welded pipe sales for the Oregon Steel Division. The lower average selling price in the fourth quarter of 1999 is primarily due to lower average selling prices for rod, commodity plate, and Canadian welded pipe products, reduced shipments of rail and seamless pipe, and a shift in product mix to a greater percentage of lower-priced rod products.

     The Oregon Steel Division shipped 250,000 tons with an average selling price of $527 per ton during the fourth quarter of 1999, compared to 185,300 tons with an average selling price per ton of $610 during the fourth quarter of 1998. Increased fourth quarter 1999 shipment levels are the result of increased welded pipe shipped compared to the fourth quarter of 1998. The reduced average selling price is primarily due to substantially lower market prices for steel plate and a higher percentage of commodity plate to total plate shipped during the fourth quarter of 1999 compared to the corresponding 1998 period.

     During the fourth quarter of 1999, the RMSM Division shipped 163,200 tons with an average selling price of $340 per ton compared to 192,500 tons with an average selling price of $373 per ton during the fourth quarter of 1998. Decreased fourth quarter 1999 shipment levels are the result of decreased rail shipments partially offset by increased rod and bar shipments compared to the fourth quarter of 1998. Rail, and rod and bar shipments were 59,000 tons and 101,800 tons, respectively, in the fourth quarter of 1999 compared to 97,000 tons of rail and 87,300 tons of rod and bar products in the fourth quarter of 1998. The reduced average selling price compared to 1998 is the result of the shift in product mix as rod and bar have a significantly lower selling price than that of rail. Rod and bar shipments represented 62.4 percent of total fourth quarter shipments for the division as compared to 45.4 percent for the corresponding period in 1998.

     Gross profits as a percentage of sales for the fourth quarter of 1999 were
11.8 percent compared to 10.3 percent for the fourth quarter of 1998. Gross profit for the fourth quarter of 1999 was impacted by improvement in the operating performance of the Camrose Mills, partially offset by a decline in profitability for RMSM for the quarter ended December 31, 1999. Although both Canadian pipe mills ran more profitably for the quarter than for the corresponding period in 1998, Camrose's large diameter pipe mill was significantly more profitable because of a decrease in unit-conversion and finishing costs as compared to the fourth quarter of 1998.

     The Company expects to ship approximately 1.8 million tons of product during 2000. The Oregon Steel Division anticipates that it will ship 155,000 tons of welded pipe shipments and over 826,000 tons of plate and coil products during 2000. The RMSM Division anticipates that it will ship more than 300,000 tons of rail, and more than 500,000 tons of rod, bar, and semifinished products. If these levels are realized, welded pipe shipments will have decreased 365,000 tons from the 520,000 tons shipped in 1999 due to the completion in 1999 of a major sales contract for the Company and weaker market conditions for large diameter welded pipe.

     As a consequence, in order for the Company to continue to operate its Combination Mill at capacity, the Company will seek to sell more plate and coil products to outside customers than it has historically done. In the current plate and coil pricing environment, the margins on plate and coil are, on average, lower and in some cases significantly lower, than the margins realized on large diameter welded pipe products. Although the average selling prices on plate is expected to increase during 2000, it is expected to still be below pre-1997 price levels.

     As a result of reduced pipe shipments, the higher shipments of commodity plate and rod products and continued depressed pricing in plate and rod products, the Company anticipates that the net income for 2000 will be substantially below the net income realized in 1999. These results are subject to risks and uncertainties, and actual results could differ materially.

COMPARISON OF 1999 TO 1998

     SALES. Sales in 1999 of $822.0 million decreased 7.9 percent from sales of $892.6 million in 1998. Shipments were up slightly in 1999 at 1,704,700 tons as compared to 1,670,500 tons in 1998. The average selling price in 1999 was $482 per ton versus $534 per ton in 1998. The decrease in consolidated average selling price was a result of reduced average selling prices for plate, coil, rod and rail, and decreased shipments of rail and seamless pipe as a percentage of total shipments.

     The Oregon Steel Division shipped 969,800 tons of plate, coil and welded pipe products at an average selling price per ton of $588 compared to 808,800 tons with an average selling price per ton of $664 in 1998. The increased shipments were the result of a 27.6 percent increase in plate and coil shipments and a 13.9 percent increase in pipe shipments. The decline in average selling price of 11.4 percent results primarily from the decline in prices for plate products, the decrease in the percentage of higher priced welded pipe products and a decrease in the Canadian welded pipe products' average selling price. The average selling price for plate declined 21 percent for the year ended December 31, 1999 primarily due to the high levels of imported steel plate. See Part I "Business - Competition and Other Market Factors". The division's plate mill produced 796,100 tons of plate and coil products during 1999 compared to 630,500 in 1998.

     The RMSM Division shipped 734,900 tons at an average selling price per ton of $343 compared to 861,700 tons with an average selling price per ton of $413. The 14.7 percent decline in total shipments in 1999 is the result of reduced rail, seamless pipe and semi-finished product shipments partially offset by increased rod and bar shipments. In May of 1999, the division suspended its seamless pipe operations due to poor market conditions. See Part I "Business - Products". Lower rail shipments in 1999 were the result of reduced domestic demand for rail products.

     GROSS PROFITS. Gross profit for 1999 was 15.6 percent compared to 12.4 percent for 1998. Gross profit was favorably affected by higher shipments of welded pipe and lower manufacturing costs for plate and welded pipe products, due in part to improved production from the Combination Mill. The favorable costs for plate and welded pipe were partially offset by the lower average selling prices noted previously, by losses in the seamless pipe business in 1999, and by the subsequent shutdown and severance costs incurred in the temporary closure of the seamless pipe mill.

     SETTLEMENT OF LITIGATION. The Company recorded a $7.0 million gain for 1999 from litigation settlements with various graphite electrode suppliers. A settlement of similar claims totaled $7.0 million in 1998.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administative ("SG&A") expenses at $56.0 million for 1999 remained essentially unchanged from $56.2 million for 1998, but increased as a percentage of sales to 6.8 percent in 1999 from 6.3 percent in 1998. The percentage increase was primarily due to the decrease in sales revenue exceeding the corresponding declines in volume of product shipped.

     PROFIT PARTICIPATION. Profit participation plan expense was $10.5 million in 1999 compared to $2.9 million in 1998. The increase in 1999 reflects the increased operating profitability of the Oregon Steel Division in 1999.

     INTEREST EXPENSE. Total interest cost for 1999 was $36.0 million compared to $39.7 million in 1998. The lower interest cost is primarily the result of a net reduction in debt principal. Capitalized interest was $1.0 million in 1999 compared to $1.2 million in 1998.

     INCOME TAX EXPENSE. The Company's effective income tax rate for state and federal taxes was 39.6 percent for 1999 compared to 41.3 percent for 1998.

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

     The increase in sales and shipments was primarily due to increased shipments of plate, coil and welded pipe products by the Oregon Steel Division and increased shipments of rail products by the RMSM Division, offset in part by decreased shipments of seamless pipe and rod and bar products by the RMSM Division. The increased shipments include a 30 percent increase in welded pipe shipments, 456,100 in 1998 compared to 351,200 tons in 1997 and increased plate and coil shipments due to increased production from the Combination Mill. The increased average selling price for 1998 was due to increased shipments of welded pipe products as a percent of total products shipped, partially offset by reduced pricing for seamless pipe, rod and commodity plate products. The markets for the Company's plate products were negatively affected by high levels of imports. The Company's commodity plate pricing declined approximately $80 a ton since the beginning of 1998 as a result of import activity. Reduced seamless pipe prices were due to the low level of oil prices which reached a 20-year low and reduced U.S. rig counts which fell to near all-time lows. Rod product is being severely impacted by the high level of imported rod shipments entering the United States. Average rod pricing has declined over $60 a ton since the beginning of 1998.

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

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A" expenses for 1998 increased $4.4 million or 8.6 percent compared to 1997 and decreased as a percent of revenues from 6.7 percent in 1997 to 6.3 percent in 1998. The dollar amount increase was primarily due to increased shipping costs due to increased tons shipped in 1998 compared to 1997 and costs specifically related to the labor dispute with the Union at RMSM.

     CONTRIBUTION TO ESOP AND PROFIT PARTICIPATION. There was a $1.5 million contribution to the ESOP in 1997 compared to no contribution in 1998. Profit participation plan expense was $2.9 million in 1998 compared to $5.7 million in 1997. The decrease in 1998 profit participation reflects the decreased profitability in the first three quarters of 1998 compared to those quarters of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from 1999 operations was $95.0 million compared to $51.9 million in 1998. The major items affecting the $43.1 million increase were increased net income ($8.0 million), and a decrease in inventories in 1999 versus an increase in 1998 ($123.0 million). The increase in cash provided by these changes was partially offset by an increase in accounts payable and accrued expenses in 1998 versus a decrease in 1999 ($71.0 million), a smaller decrease in accounts receivable in 1999 compared to 1998 ($10.1 million) and a realization of income tax deposits in 1998 that exceeded the amount realized in 1999 ($4.0 million).

     Net working capital at December 31, 1999 increased $66.3 million compared to December 31, 1998 reflecting a $150.9 million decrease in current liabilities offset by an $84.6 million decrease in current assets. The decrease in current liabilities was primarily due to the refinancing of the Company's operating credit facility which resulted in the amounts outstanding under the facility being classified as long-term debt, and a decreased accounts payable balance related to decreased inventory levels. The decrease in current assets was primarily due to decreased accounts receivable and inventories related to the lower sales and improved production efficiency in 1999 versus 1998.

     The Company has outstanding $235 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. New CF&I and CF&I ("Guarantors") guarantee the Notes. The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company (exclusive of Camrose) and the Guarantors. The collateral for the Notes and the guarantees does not include, among other things, inventory and accounts receivable. The indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined.

     The Company maintains a $125 million revolving bank credit facility ("Credit Agreement"), which expires June 11, 2002, and may be drawn upon based on the Company's accounts receivable and inventory balances, except those of Camrose. At December 31, 1999, $40 million was outstanding under the Credit Agreement. At the Company's election, interest on the Credit Agreement is based either on the London Interbank Offering Rate ("LIBOR"), the prime rate, or the federal funds rate, plus a margin determined by the Company's leverage ratio. The annual commitment fees are .5 percent of the unused portion of the Credit Agreement. The Credit Agreement is collateralized by substantially all of the Company's consolidated domestic inventory and accounts receivable. Amounts outstanding under the Credit Agreement are guaranteed by the Guarantors. The Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio.

     CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of the Pueblo Mill. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent. As of December 31, 1999, the outstanding balance on the debt was $31.0 million, of which $23.2 million was classified as long-term.

     Camrose maintains a (CDN) $25 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose and borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. The facility is comprised of two credit lines, a (CDN) $10.0 million line that expires September 12, 2000 and a (CDN) $15.0 million line that expires September 12, 2002. At the Company's election, interest is payable based on either the bank's Canadian dollar prime rate, the bank's U.S. dollar prime rate, or LIBOR. Annual commitment fees are .15 and .25 percent of the unused portion of the (CDN) $10.0 million and (CDN) $15.0 million credit lines, respectively. As of December 31, 1999, Camrose had $147,000 outstanding under the facility.

     The Company is able to draw up to $25 million of the borrowings available under the Credit Agreement to support issuance of letters of credit and similar agreements. The Company also maintains a uncollateralized and uncommitted line of credit with another bank to support letters of credit, foreign exchange contracts and interest rate hedges. At December 31, 1999, $3.0 million was restricted under outstanding letters of credit.

     During 1999 the Company expended approximately $3.4 million (exclusive of capitalized interest) on the capital projects at the RMSM Division, and $9.0 million (exclusive of capitalized interest) on capital projects at the Oregon Steel Division. For 2000, the RMSM Division and the Oregon Steel Division have budgeted (exclusive of capitalized interest) approximately $8.4 million and $14.7 million, respectively, for capital projects at the manufacturing facilities.

     The Company believes that its anticipated needs for working capital and capital expenditures through 2000 will be met from funds generated by operations and borrowings pursuant to the Company's Credit Agreement. There is no assurance, however, that the amounts from these sources will be sufficient for such purposes. In that event, or for other reasons, the Company may be required to seek additional financing, which may include additional bank financing. There is no assurance that such source of funding will be available if required or, if available, will be on terms satisfactory to the Company. The Company's level of indebtedness presents other risks to investors, including the possibility that the Company and its subsidiaries may be unable to generate cash sufficient to pay the principal of and interest on their indebtedness when due.

     The Company is currently in compliance with the restrictive debt covenants applicable to its loan agreements; however, the Company anticipates that the net income for 2000 will be substantially below the net income realized in 1999, increasing the likelihood that the Company may not be in compliance with one or more of its covenants during 2000. The Company is currently in discussions with its lenders to amend the Credit Agreement to provide additional operating and finan-cial flexibility. Management expects to conclude modification of the current Credit Agreement by the end of the first quarter of 2000.

     YEAR 2000 ISSUES. In response to year 2000 compliance issues, the Company developed and executed a systematic approach to identifying and assessing potential year 2000 issues. The approach consisted of modifying or replacing equipment and software and performing testing to ensure that all information technology ("IT") systems and process logic controller ("PLC") components of manufacturing equipment were year 2000 compliant as modified, or that any failure to be year 2000 compliant would not have a material adverse impact on the Company. These procedures were completed in 1999. With the passage of most critical dates, including the commencement of the Company's 2000 fiscal year, and January 1, 2000, the Company has not experienced a significant disruption due to a failure of any IT or PLC system. The Company has not experienced a significant service interruption as a result of one of the Company's major suppliers or customers experiencing a serious disruption due to the year 2000 issue. Based on this experience, the Company does not expect a significant disruption in the future as a result of the year 2000 issue or the fact that 2000 is a leap year. Accordingly, the year 2000 issue has not had, nor is currently expected to have, a material adverse effect on the Company's consolidated financial conditions, consolidated earnings or consolidated cash flows.

     While management believes that the risk is low, it is early in the year 2000 and there is a possibility that a year 2000 compliance failure related to the Company's hardware or software systems may occur. The Company will continue to monitor its systems for such an occurrence. The Company incurred approximately $1.8 million associated with the year 2000 effort. The cost of the year 2000 effort has been funded through normal operating cash flows.

     IMPACT OF INFLATION. Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally short-term debt and long-term debt.

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

INTEREST RATE RISK

     Sensitivity analysis was used to determine the potential impact that market risk exposure may have on the fair values of the Company's financial instruments, including debt and cash equivalents. The Company has assessed the potential risk of loss in fair values from hypothetical changes in interest rates by determining the effect on the present value of the future cash flows related to those market sensitive instruments. The discount rates used for such present value computations were selected based on market interest rates in effect at December 31, 1999, plus or minus 10 percent.

     A 10 percent decrease in interest rates with all other variables held constant would result in a increase in the fair value of the Company's financial instruments by $9.2 million. A 10 percent increase in interest rates with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by $8.8 million. There would not be a material effect on consolidated earnings or consolidated cash flows from those changes alone.

FOREIGN CURRENCY RISK

     In general, the Company uses a single functional currency for all receipts, payments and other settlements at its facilities. Occasionally, transactions will be denominated in another currency and a foreign currency forward exchange contract used to hedge currency gains and losses; however, at December 31, 1999, the Company did not have any open forward contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                QUARTERLY FINANCIAL DATA - UNAUDITED

                                             1999                                    1998
                          --------------------------------------      ------------------------------------
                            4TH         3RD        2ND       1ST      4TH        3RD       2ND       1ST
                            ---         ---        ---       ---      ---        ---       ----      ---
                                               (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

Sales                     $187.1      $205.9     $189.3    $239.7    $184.8     $255.2    $229.6    $223.0
Operating income             6.6        21.4       15.9      24.3       4.2       27.8      17.9      13.6
Net income (loss)           (2.0)        8.3        5.2       8.4      (4.5)      10.0       4.7       1.8
Basic and diluted net
   income (loss)per
   share                   $(.07)       $.31       $.20      $.32     $(.17)      $.38      $.18      $.07
Dividends declared per
   common share            $ .14        $.14       $.14      $.14      $.14       $.14      $.14      $.14
Common stock price
   per share range:

        High             $11-1/8    $ 14-1/4    $    17   $14-1/2     $15-1/8    $19-1/4   $26-1/2   $24-3/8
        Low              $ 6-1/4    $10-5/16    $10-3/8   $ 9-1/8   $10-13/16    $9-7/16   $18-1/4   $18-1/8
Average shares and
   equivalents
   outstanding              26.4        26.4       26.4      26.4        26.4       26.4      26.4      26.3



REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Oregon Steel Mills, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(ii) on page 42 present fairly, in all material respects, the financial position of Oregon Steel Mills, Inc. and its subsidiaries at December 31, 1999, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(iii) on page 42 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers lLP

Portland, Oregon
January 26, 2000




                                                         OREGON STEEL MILLS, INC.
                                                       CONSOLIDATED BALANCE SHEETS
                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                DECEMBER 31,
                                                                                   -------------------------------------
                                                                                     1999           1998           1997
                                                                                   --------       -------        -------

                                                               ASSETS
Current assets:
   Cash and cash equivalents                                                       $  9,270      $  9,044       $    570
   Trade accounts receivable, less allowance
       for doubtful accounts of $1,994, $1,148
       and $1,374                                                                    62,547        67,254         83,219
   Inventories                                                                      122,683       196,279        148,548
   Deferred tax asset                                                                 9,245        13,593         17,262
   Other                                                                              4,460         6,595         13,219
                                                                                   --------      --------       --------
       Total current assets                                                         208,205       292,765        262,818
                                                                                   --------      --------       --------
Property, plant and equipment:

   Land and improvements                                                             29,383        28,811         28,782
   Buildings                                                                         50,426        49,387         46,805
   Machinery and equipment                                                          756,897       749,597        422,179
   Construction in progress                                                          18,817        16,329        329,198
                                                                                   --------      --------       --------
                                                                                    855,523       844,124        826,964
   Accumulated depreciation                                                        (247,528)     (205,515)      (166,485)
                                                                                   --------      --------       --------
                                                                                    607,995       638,609        660,479
                                                                                   --------      --------       --------
Cost in excess of net assets acquired, net                                           34,636        35,508         36,590
Other assets                                                                         26,418        27,088         26,733
                                                                                   --------      --------       --------
                                                                                   $877,254      $993,970       $986,620
                                                                                   ========      ========       ========
                                                             LIABILITIES

Current liabilities:

   Current portion of long-term debt                                               $  7,861      $  7,164       $  7,373
   Short-term debt                                                                        -        93,700              -
   Accounts payable                                                                  58,451       106,084         97,860
   Accrued expenses                                                                  35,348        45,568         42,263
                                                                                   --------      --------       --------
       Total current liabilities                                                    101,660       252,516        147,496
Long-term debt                                                                      298,329       270,440        367,473
Deferred employee benefits                                                           21,530        20,427         21,018
Environmental liability                                                              32,645        32,765         34,801
Deferred income taxes                                                                38,186        36,415         31,641
                                                                                   --------      --------       --------
                                                                                    492,350       612,563        602,429
                                                                                   --------      --------       --------
Minority interests                                                                   32,502        36,290         35,184
                                                                                   --------      --------       --------
Contingencies (Note 13)
                                                        STOCKHOLDERS' EQUITY

Capital stock:
     Preferred stock, par value $.01 per share;
       1,000 shares authorized; none issued

     Common stock, par value $.01 per share;
        30,000 shares authorized; 25,777,
        25,777, and 25,693 shares issued
        and outstanding                                                                 258           258            257
Additional paid-in capital                                                          227,584       227,584        226,085
Retained earnings                                                                   130,958       125,479        127,984
Accumulated other comprehensive income:
     Cumulative foreign currency translation
       adjustment                                                                    (6,398)       (8,204)        (5,319)
                                                                                   --------      ---------      --------
                                                                                    352,402       345,117        349,007
                                                                                   --------      --------       --------
                                                                                   $877,254      $993,970       $986,620
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



                                                      OREGON STEEL MILLS, INC.
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                             1999         1998         1997
                                                          ---------    ---------    ---------
Sales                                                     $ 821,984    $ 892,583    $ 768,558
                                                          ---------    ---------    ---------

Costs and expenses:
     Cost of sales                                          693,796      781,789      681,398
     Settlement of litigation                                (7,027)      (7,037)          --
     Loss (gain) on sale of assets                              501       (4,746)      (2,228)
     Selling, general and administrative                     55,992       56,189       51,749
     Contribution to employee stock ownership plan               --           --        1,501
     Profit participation                                    10,540        2,890        5,656
                                                          ---------    ---------    ---------
                                                            753,802      829,085      738,076
                                                          ---------    ---------    ---------
          Operating income                                   68,182       63,498       30,482

Other income (expense):

     Interest and dividend income                               210          361          406
     Interest expense                                       (35,027)     (38,485)     (10,216)
     Minority interests                                      (1,475)      (4,213)      (5,898)
     Other, net                                               1,080         (845)       3,843
                                                          ---------    ---------    ---------
          Income before income taxes                         32,970       20,316       18,617

Income tax expense                                          (13,056)      (8,387)      (6,662)
                                                          ---------    ---------    ---------

          NET INCOME                                      $  19,914    $  11,929    $  11,955
                                                          =========    =========    =========

          BASIC AND DILUTED NET INCOME PER SHARE               $.76         $.45         $.45
                                                          =========    =========    =========





               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                                                     OREGON STEEL MILLS, INC.
                                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                         ACCUMULATED
                                                                     ADDITIONAL                           OTHER
                                               COMMON STOCK
                                          --------------------
                                                                      PAID-IN        RETAINED          COMPREHENSIVE
                                          SHARES        AMOUNT        CAPITAL        EARNINGS              INCOME           TOTAL
                                          -------       ------       ----------      ---------         -------------      --------
BALANCES, DECEMBER 31, 1996               25,693         $257        $226,085         $130,417          $  (3,718)        $353,041
                                                                                                                          --------
   Net income                                                                           11,955                              11,955
   Foreign currency
      translation adjustment                                                                               (1,601)          (1,601)
                                                                                                                          --------
   Comprehensive income                                                                                                     10,354
   Dividends paid ($.56 per share)                                                     (14,388)                            (14,388)
                                          ------         ----        --------         --------          ---------         --------

BALANCES, DECEMBER 31, 1997               25,693          257         226,085          127,984             (5,319)         349,007
                                                                                                                          --------
   Net income                                                                           11,929                              11,929
   Foreign currency
      translation adjustment                                                                               (2,885)          (2,885)
                                                                                                                          --------
   Comprehensive income                                                                                                      9,044
   Issuance to employee stock
      ownership plan                          84            1           1,499                                                1,500
   Dividends paid ($.56 per share)                                                     (14,434)                            (14,434)
                                          ------         ----        --------         --------            -------         --------
BALANCES, DECEMBER 31, 1998               25,777          258         227,584          125,479             (8,204)        $345,117
                                          ------         ----        --------         --------            -------         --------
   Net income                                                                           19,914                              19,914
   Foreign currency
      translation adjustment                                                                                1,806            1,806
                                                                                                                          --------
   Comprehensive income                                                                                                     21,720
   Dividends paid ($.56 per share)                                                     (14,435)                            (14,435)
                                          ------         ----       --------          --------            -------         --------
BALANCES, DECEMBER 31, 1999               25,777         $258       $227,584          $130,958            $(6,398)        $352,402
                                          ======         ====       ========          ========            =======         ========




               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                                OREGON STEEL MILLS, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)

                                                                         YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                     1999         1998         1997
                                                                  ---------    ---------    ---------
Cash flows from operating activities:
   Net income                                                     $  19,914    $  11,929    $  11,955
   Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                              43,415       42,909       28,642
          Deferred income taxes                                       6,119        5,156        7,099
          Accruals for contribution of common stock to
             employee stock ownership plan                               --           --        1,501
          Loss (gain) on sale of assets and investments                 501       (3,344)      (7,833)
          Minority interests' share of income                         1,475        4,213        5,898
          Other, net                                                   (120)       4,774        8,480
          Changes in current assets and liabilities:
                 Trade accounts receivable                            4,707       14,821        7,404
                 Inventories                                         73,595      (49,362)     (28,723)
                 Income taxes                                         1,087        5,674       (7,919)
                 Accounts payable and accrued expenses              (56,782)      14,190       26,307
                 Other                                                1,125          947         (707)
                                                                  ---------    ---------    ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                  95,036       51,907       52,104
                                                                  ---------    ---------    ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                       (12,365)     (25,993)     (81,670)
   Proceeds from disposal of property, plant
      and equipment                                                      --        5,022       14,913
   Other, net                                                           561         (597)      (1,514)
                                                                  ---------    ---------    ---------
          NET CASH USED BY INVESTING ACTIVITIES                     (11,804)     (21,568)     (68,271)
                                                                  ---------    ---------    ---------

Cash flows from financing activities:
   Net repayments under Canadian bank
      revolving loan facility                                        (4,431)        (707)        (291)
   Proceeds from bank debt                                          382,520      408,500      424,877
   Payments on bank and long-term debt                             (443,364)    (410,973)    (387,307)
   Dividends paid                                                   (14,435)     (14,434)     (14,388)
   Minority share of subsidiary's distribution                       (5,263)      (3,107)      (7,187)
   Other, net                                                           161         (472)         449
                                                                  ---------    ---------    ---------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          (84,812)     (21,193)      16,153
                                                                  ---------    ---------    ---------

Effects of foreign currency exchange rate changes on
   cash                                                               1,806         (672)        (155)
                                                                  ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                    226        8,474         (169)
Cash and cash equivalents at beginning of year                        9,044          570          739
                                                                  ---------    ---------    ---------
Cash and cash equivalents at end of year                          $   9,270    $   9,044    $     570
                                                                  =========    =========    =========
Supplemental disclosures of cash flow information:
   Cash paid for:
         Interest                                                 $  36,091    $  37,905    $  35,399
         Income taxes                                             $   5,321    $   1,303    $   7,237

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include all wholly-owned and those majority-owned subsidiaries over which the Company exerts management control. Non-controlled majority-owned subsidiaries and affiliates that are 20 percent to 50 percent owned are accounted for using the equity method. Material wholly-owned and majority-owned subsidiaries of the Company are Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), and 87 percent owned New CF&I, Inc. ("New CF&I") which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"). The Company also owns directly an additional 4.3 percent interest in CF&I. In January 1998, CF&I assumed the trade name of Rocky Mountain Steel Mills ("RMSM"). All significant intercompany transactions and account balances have been eliminated.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include short-term securities that have an original maturity date of 90 days or less.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost, including capitalized interest during construction of $941,000, $1.2 million and $27.8 million in 1999, 1998 and 1997, respectively. Depreciation is determined using principally the straight-line method and the units of production method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in earnings.


COSTS IN EXCESS OF NET ASSETS ACQUIRED

     The costs in excess of net assets acquired by CF&I and Camrose are being amortized on a straight-line basis over 40 years. Accumulated amortization was $7.0 million, $5.9 million and $4.9 million in 1999, 1998 and 1997, respectively. The carrying value of costs in excess of net assets acquired will be reviewed and charged to earnings if the facts and circumstances suggest that the assets may be impaired.

INCOME TAXES

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

NET INCOME PER SHARE

     Basic and diluted net income per share was as follows at December 31:

                                                          1999              1998              1997
                                                        --------          -------           -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Weighted average number of common
         shares outstanding                               25,777           25,770            25,694
    Shares of common stock to be issued March 2003           598              598               598
                                                         -------          -------           -------
                                                          26,375           26,368            26,292
                                                         =======          =======           =======

    Net income                                           $19,914          $11,929           $11,955
                                                         =======          =======           =======

    Basic and diluted net income per share                  $.76             $.45              $.45
                                                            ====             ====              ====


SEGMENT REPORTING

     In 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". In accordance with the criteria of SFAS 131, the Company operates in a single reportable segment, which is the steel industry. Within this segment, the Company operates and manages two divisions, Oregon Steel Division and RMSM Division, which are organized by geographic region.

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

NEW ACCOUNTING STANDARD

     The adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued by the Financial Accounting Standards Board (FASB) on June 15, 1998, is expected to not have a significant effect on the Company's results of operations or its financial position. See disclosures above and in
Note 8.

3.  GEOGRAPHIC INFORMATION

Geographical information is as follows:

                                           1999           1998           1997
                                         --------       --------       --------
                                                     (IN THOUSANDS)

Revenues from External Customers:
     United States                       $729,883       $709,239       $635,989
     Canada                                92,101        183,344        132,569
                                         --------       --------       --------
                                         $821,984       $892,583       $768,558
                                         ========       ========       ========
Assets:
     United States                       $837,320       $935,873       $927,430
     Canada                                39,934         58,097         59,190
                                         --------       --------       --------
                                         $877,254       $993,970       $986,620
                                         ========       ========       ========


     Revenue attributed to Canada are from Camrose, which is domiciled there. Revenues attributed to other countries are insignificant.

4.  INVENTORIES

     Inventories were as follows at December 31:

                                      1999            1998             1997
                                      ----            ----             ----
                                                 (IN THOUSANDS)

Raw materials                         $ 14,383        $ 16,842      $ 25,197
Semifinished product                    46,819          93,747        65,545
Finished product                        35,536          60,290        31,105
Stores and operating supplies           25,945          25,400        26,701
                                      --------        --------      --------
     Total inventory                  $122,683        $196,279      $148,548
                                      ========        ========      ========


5.  SUPPLEMENTAL CASH FLOW INFORMATION

     At December 31, 1998 and 1997, the Company acquired property, plant and equipment for $12.9 million and $16.2 million, respectively, which was included in accounts payable and accrued expenses.

     The Company has recorded as a change to stockholders' equity the issuance of common stock to the Employee Stock Ownership Plan in 1998 and foreign currency translation adjustments in each of the three years, which are noncash transactions.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable include book overdrafts of $5.5 million and $12.0 million at December 31, 1999 and 1997, and retainage from construction projects of $3.2 million and $13.2 million at December 31, 1998 and 1997, respectively.

7.  DEBT AND FINANCING ARRANGEMENTS

     Debt balances were as follows as of December 31:

                                                 1999         1998        1997
                                               --------     --------    --------
                                                         (IN THOUSANDS)

11% First Mortgage Notes due 2003              $235,000     $235,000    $235,000
Revolving bank loan                              40,020       93,700      88,800
CF&I acquisition term loan                       31,023       38,187      45,559
Camrose revolving bank loan                         147        4,417       5,487
                                               --------     --------    --------
     Total debt                                 306,190      371,304     374,846
Less current maturities and short-term debt       7,861      100,864       7,373
                                               --------     --------    --------
     Non-current maturity of long-term debt    $298,329     $270,440    $367,473
                                               ========     ========    ========


     The Company has outstanding $235 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. The Notes are guaranteed by New CF&I and CF&I ("Guarantors"). The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company (exclusive of Camrose) and the Guarantors. The collateral for the Notes and the guarantees does not include, among other things, inventory and accounts receivable. The indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, $8.4 million was available for cash dividends at December 31, 1999.

     The Company maintains a $125 million revolving bank credit facility ("Credit Agreement"), which expires June 11, 2002, and may be drawn upon based on the Company's accounts receivable and inventory balances, except those of Camrose. At the Company's election, interest on the Credit Agreement is based on either the London Interbank Offering Rate ("LIBOR"), the prime rate, or the federal funds rate, plus a margin determined by the Company's leverage ratio. As of December 31, 1999, the average interest rate on borrowings under the Credit Agreement was 8.0 percent. Annual commitment fees are .5 percent of the unused portions of the Credit Agreement. The Credit Agreement is collateralized by substantially all of the Company's consolidated domestic inventory and accounts receivable. Amounts outstanding under the Credit Agreement are guaranteed by the Guarantors. The Credit Agreement contains various restrictive covenants including a minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio.

     CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets, principally a steel mill located in Pueblo, Colorado ("Pueblo Mill"), of CF&I Steel Corporation ("CF&I Steel"). This debt is without stated collateral and is payable over ten years with interest at 9.5 percent.

     Camrose maintains a (CDN) $25 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to specified percentages of Camrose's eligible trade accounts receivable and inventories. The facility is comprised of two credit lines, a (CDN) $10.0 million line that expires September 12, 2000 and a (CDN) $15.0 million line that expires September 12, 2002. At the Company's election, interest is payable based on either the bank's Canadian dollar prime rate, the bank's U.S. dollar prime rate, or LIBOR. As of December 31, 1999, the interest rate of this facility was
6.5 percent. Annual commitment fees are .15 and .25 percent of the unused portion of the (CDN) $10.0 million and (CDN) $15.0 million credit lines, respectively.

     As of December 31, 1999, principal payments on debt are due as follows (in thousands):

    2000                                                   $  7,861
    2001                                                      8,772
    2002                                                     49,484
    2003                                                    240,073
                                                           --------
                                                           $306,190
                                                           ========

     The Company is able to draw up to $25 million of the borrowings available under the Credit Agreement to support issuance of letters of credit and similar agreements. The Company also maintains a uncollateralized and uncommitted line of credit with another bank to support issuance of letters of credit, foreign exchange contracts and interest rate hedges. At December 31, 1999, $3.0 million was restricted under outstanding letters of credit.

8.       FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows as of December 31:

                                                  1999                           1998                          1997
                                       ---------------------------     -------------------------    --------------------------
                                         CARRYING          FAIR          CARRYING      FAIR          CARRYING         FAIR
                                          AMOUNT           VALUE          AMOUNT       VALUE          AMOUNT          VALUE
                                       ------------- -------------     ------------- -----------    ----------- --------------
                                                                           (IN THOUSANDS)
Cash  and cash equivalents                $ 9,270        $ 9,270       $ 9,044       $ 9,044        $   570         $   570
Short-term debt                                 -              -        93,700        93,700              -               -
Long-term debt, including
     current portion                      306,190        313,068       277,604       282,818        374,846         393,407

     The carrying amounts of cash or cash equivalents and short-term debt approximate fair value due to their short maturity. The fair value of long-term debt, including current portion, is estimated based on quoted market prices or by discounting future cash flows based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

     The Company uses foreign currency forward exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. Such contracts are typically short-term in duration and relate to specific transactions. At December 31, 1999, the Company had no open forward exchange contracts. At December 31, 1998, the Company had $4.0 million notional amount outstanding under such contracts. There were no material unrealized gains or losses associated with these contracts at year end.

 9.  INCOME TAXES

     The income tax expense consists of the following:

                              1999                 1998                1997
                           ---------             --------            --------
                                              (IN THOUSANDS)

Current:
     Federal               $ (4,478)             $   806             $   547
     State                     (375)                 (95)                (99)
     Foreign                 (2,188)                (654)                (11)
                           --------              -------             -------
                             (7,041)                  57                 437
                           --------              -------             -------
Deferred:
     Federal                 (6,918)              (5,373)             (4,498)
     State                      (91)              (2,459)               (343)
     Foreign                    994                 (612)             (2,258)
                           --------              -------             -------
                             (6,015)              (8,444)             (7,099)
                           --------              -------             -------
Income tax expense         $(13,056)             $(8,387)            $(6,662)
                           ========              =======             =======



     The current and noncurrent components of the net deferred tax assets and liabilities as of December 31 were as follows:

                                                                  1999         1998          1997
                                                               ---------     --------     --------
                                                                        (IN THOUSANDS)
Net current deferred tax asset:
     Assets
          Inventories                                           $  3,496     $  4,584      $ 4,531
          Accrued expenses                                         4,976        5,807        9,053
          Foreign tax credit                                          --        3,754        2,886
          Net operating loss carryforward                             --        1,789        2,380
          Other                                                      813          507        3,504
                                                                --------     --------      -------
                                                                   9,285       16,441       22,354

     Liabilities
          Other                                                       40        2,848        5,092
                                                                --------      -------      -------
Net current deferred tax asset                                  $  9,245     $ 13,593      $17,262
                                                                ========     ========      =======

Net noncurrent deferred income tax liability:
     Assets
          Postretirement benefits other than pensions           $  2,684     $  2,238      $ 1,864
          State tax credits                                        5,882        5,719        6,907
          Alternative minimum tax credit                          20,299       15,561       15,532
          Environmental liability                                 12,473       12,791       12,829
          Net operating loss carryforward                         48,890       40,117       20,657
          Other                                                    5,018        6,562        1,120
                                                                --------     --------      -------
                                                                  95,246       82,988       58,909
          Valuation allowance                                     (3,282)      (3,105)          --
                                                                --------     --------      -------
                                                                  91,964       79,883       58,909
                                                                --------     --------      -------

     Liabilities

          Property, plant and equipment                          119,729      104,054       77,025
          Cost in excess of net assets acquired                   10,301       10,917       11,642
          Other                                                      120        1,327        1,883
                                                                --------     --------      -------
                                                                 130,150      116,298       90,550
                                                                --------     --------      -------
Net noncurrent deferred income tax liability                    $ 38,186     $ 36,415      $31,641
                                                                ========     ========      =======

     A reconciliation of the statutory tax rate to the effective tax rate on income before income taxes is as follows:

                                                  1999        1998        1997
                                                --------     -------    -------

U.S. statutory income tax rate                   (35.0)%     (35.0)%    (35.0)%
Deduction for dividends to ESOP participants       0.9         1.8        2.1
State taxes, net                                  (0.9)      (11.8)      (2.9)
Foreign sales corporation benefit                  0.8         4.7        2.3
Foreign tax in excess of U.S. rate                (8.4)        (.5)      (2.9)
Other, net                                         3.0         (.5)        .6
                                                 -----       -----      -----
                                                 (39.6)%     (41.3)%    (35.8)%
                                                 =====       =====      =====

     At December 31, 1999, the Company has state tax credits of $2.6 million expiring 2000 through 2011 which are available to reduce future income taxes payable.

     At December 31, 1999, the Company has $115.8 million in federal net operating loss carryforwards expiring in 2012 through 2019. In addition, the Company has $156.5 million in state net operating loss carryforwards expiring in 2009 through 2014.

     The Company maintained a valuation allowance of $3.3 million and $3.1 million at December 31, 1999 and 1998, respectively, for state tax credit carryforwards. Management believes that it is more likely than not that future taxable income will not be sufficient to realize the full benefit of the state tax credit carryforwards. No valuation allowance has been established for net operating loss carryforwards.

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

     The following table sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheets as of December 31:

                                                                          1999          1998         1997
                                                                        --------       -------     -------
                                                                                   (IN THOUSANDS)
Change in benefit obligation
   Projected benefit obligation at January 1                            $ 64,525       $52,566     $46,184
   Service cost                                                            3,474         3,100       3,804
   Interest cost                                                           4,266         3,617       3,445
   Actuarial loss (gain)                                                  (6,835)        4,407       1,248
   Early retirement benefits                                                   -         2,528           -
   Benefits paid                                                          (2,655)       (1,693)     (2,115)
                                                                        --------       -------     -------
   Projected benefit obligation at December 31                            62,775        64,525      52,566
                                                                        --------       -------     -------

Change in plan assets
   Fair value of plan assets at January 1                                 59,932        49,877      42,087
   Actual return on plan assets                                            8,847         9,559       7,139
   Company contribution                                                    1,827         2,189       2,766
   Benefits paid                                                          (2,655)       (1,693)     (2,115)
                                                                        --------       -------     -------
   Fair value of plan assets at December 31                               67,951        59,932      49,877
                                                                        --------       -------     -------

Projected benefit obligation less than (in excess of) plan assets          5,176        (4,593)     (2,689)
Unrecognized net gain                                                    (10,788)          (57)       (711)
Unrecognized prior service cost                                              386           506         626
Unrecognized net transition obligation, amortized through 2001               149           225         301
                                                                        --------       -------     -------
Pension liability recognized in consolidated balance sheet               $(5,077)      $(3,919)    $(2,473)
                                                                        ========       =======     =======

     Net pension cost was $3.0 million, $5.0 million and $3.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. During 1998 the Company offered a voluntary early retirement package to certain management employees at CF&I. As a result, the projected benefit obligation and the net pension cost were increased by $2.5 million in 1998.

     Plan assets are invested in common stock and bond funds (96 percent), marketable fixed income securities (2 percent) and insurance company contracts (2 percent) at December 31, 1999. The plans do not invest in the stock of the Company.

CANADIAN PENSION PLANS

     The Company has noncontributory defined benefit retirement plans covering all of its eligible Camrose employees. The plans provide benefits based on participants' years of service and compensation.

     The following table sets forth the funded status and the amounts recognized as of December 31:

                                                                1999            1998         1997
                                                              --------        -------      -------
                                                                         (IN THOUSANDS)
Change in benefit obligation:
   Projected benefit obligation at January 1                   $10,310        $ 9,616      $ 7,351
   Service cost                                                    573            541          355
   Interest cost                                                   727            706          568
   Actuarial loss (gain)                                          (530)           295        1,719
   Benefits paid                                                  (243)          (126)        (256)
   Foreign currency exchange rate change                            26           (722)        (121)
                                                               -------        -------      -------
   Projected benefit obligation at December 31                  10,863         10,310        9,616
                                                               -------        -------      -------

Change in plan assets
   Fair value of plan assets at January 1                       11,340         11,045        9,953
   Actual return on plan assets                                    397            734        1,028
   Company contribution                                            705            482          462
   Benefits paid                                                  (243)          (126)        (256)
   Foreign currency exchange rate change                            30           (795)        (142)
                                                               -------        -------      -------
   Fair value of plan assets at December 31                     12,229         11,340       11,045
                                                               -------        -------      -------

Plan assets in excess of projected benefit obligation            1,366          1,030        1,429
Unrecognized net loss                                              754            718          118
                                                               -------        -------      -------
Pension asset recognized in consolidated balance sheet         $ 2,120        $ 1,748      $ 1,547
                                                               =======        =======      =======

     Net pension cost was $334,000, $280,000 and $6,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

     The following table sets forth the significant actuarial assumptions for the United States and Canadian pension plans:

                                                       1999      1998     1997
                                                       ----      -----    ----
Discount rate                                          7.5%      6.8%     7.0%
Rate of increase in future compensation levels:
     United States Plans                               4.0%      4.0%     4.0%
     Canadian Plan                                     5.0%      4.0%     4.0%
Expected long-term rate of return on plan assets       8.5%      8.5%     8.8%

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     The Company provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service. The benefit plans are unfunded.

     The following table sets forth the status of the plans as of December 31:

                                                                      1999         1998        1997
                                                                     -------     --------    --------
                                                                              (IN THOUSANDS)
Change in benefit obligation:
   Accumulated postretirement benefit obligation at January 1        $ 18,661    $ 17,372    $ 17,737
   Service cost                                                           461         411         397
   Interest cost                                                        1,231       1,181       1,263
   Actuarial (gain) loss                                                1,042         399      (1,317)
   Benefits paid                                                         (824)       (852)       (686)
   Plan amendments                                                        430         273          --
   Foreign currency exchange rate change                                    5        (123)        (22)
                                                                     --------    --------    --------
   Accumulated postretirement benefit obligation at December 31        21,006      18,661      17,372
                                                                     --------    --------    --------

Projected benefit obligation in excess of plan assets                 (21,006)    (18,661)    (17,372)
Unrecognized net (gain) loss                                              712        (351)       (617)
Unrecognized transition obligation                                      4,518       4,926       5,334
Unrecognized prior service cost                                           711         315          --
                                                                     --------    --------    --------
Postretirement liability recognized
     in consolidated balance sheet                                   $(15,065)   $(13,771)   $(12,655)
                                                                     ========    ========    ========


     Net postretirement benefit cost was $2.1 million, $1.8 million and $2.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5, 6.8 and 7.0 percent for 1999, 1998 and 1997, respectively.

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.0 percent in 2000 and assumed to gradually decline to 4.5 percent in 2006, at which time it is assumed to remain constant at 4.5 percent. A one-percentage-point change in the assumed health care cost trend would have the following effect:

                                                      1 PERCENTAGE POINT CHANGE
                                                      -------------------------
                                                      INCREASE        DECREASE
                                                      --------        --------
                                                            (In thousands)

Accumulated postretirement benefit obligation          $894            $(782)
Service and interest costs                               70              (60)


OTHER EMPLOYEE BENEFIT PLANS

   The Company has an unfunded supplemental retirement plan designed to maintain benefits for all nonunion domestic employees at the plan formula level. The amount expensed for this plan in 1999, 1998 and 1997 was $285,000, $297,000 and $236,000, respectively.

     The Company has an Employee Stock Ownership Plan ("ESOP") noncontributory qualified stock bonus plan for eligible domestic employees. Contributions to the plan are made at the discretion of the Board of Directors and are in the form of newly issued shares of the Company's common stock. Shares are allocated to eligible employees' accounts based on annual compensation. At December 31, 1999, the ESOP held 1.5 million shares of Company common stock. Dividends on shares held by the ESOP are paid to eligible employees.

     The Company has discretionary profit participation plans under which it distributes quarterly to eligible employees 12 percent to 20 percent, depending on operating unit, of its pretax income after adjustments for certain nonoperating items. Each eligible employee receives a share of the distribution based upon the employee's base compensation in relation to the total base compensation of all eligible employees of the operating unit. The Company may modify, amend or terminate the plans, at any time, subject to the terms of various labor agreements.

     The Company has qualified Thrift (401(k)) plans for eligible domestic employees under which the Company matches 25 or 50 percent, depending on location, of the first 4 or 6 percent of the participants' deferred compensation. Company contribution expense in 1999, 1998 and 1997 was $1.7 million, $1.6 million and $765,000, respectively.

11.  MAJOR CUSTOMERS

     Sales to a single customer, related to a significant pipeline contract, were $269.3 million for 1999. There was not a similar concentration of sales to a single customer or group of customers for 1998 or 1997.

12.  RELATED PARTY TRANSACTIONS

STELCO, INC.

     Camrose purchases steel coil and plate under a steel supply agreement with Stelco, Inc. ("Stelco") a 40 percent owner of Camrose, or its subsidiaries. Transactions under the agreement are at negotiated market prices. The following table summarizes the transactions between Camrose and Stelco:

                                                    1999      1998     1997
                                                    ----      ----     ----
                                                          (IN THOUSANDS)

 Sales to Stelco                                 $   217   $   435   $   330
 Purchases from Stelco                            25,529    24,000    83,478
 Accounts receivable from Stelco at December 31      207       108        58
 Accounts payable to Stelco at December 31         1,633       911     7,303


     Under the acquisition agreement for the Camrose facility, either the Company or Stelco may initiate a buy-sell procedure pursuant to which the initiating party establishes a price for Camrose and the other party must either sell its interest at that price or purchase the initiating party's interest at that price.

13.  CONTINGENCIES

ENVIRONMENTAL

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

     In connection with the 1993 acquisition of the assets, primarily the Pueblo Mill, of CF&I, the Company recorded a liability of $36.7 million for environmental remediation. The Company believed this amount was the best estimate from a range of $23.1 million to $43.6 million. The Company's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The liability includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 1999, the accrued liability was $33.4 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

     The CDPHE has inspected the Pueblo Mill for possible environmental violations, and in the fourth quarter of 1999, issued a Compliance Advisory indicating that air quality regulations had been violated. The CDPHE has now filed a judicial enforcement action, which could result in the levying of significant fines and penalties, requirements to make remediation expenditures, accelerate or expand the capital expenditure program or a combination of any of the above. It is not presently possible to estimate the ultimate liability as a result of the action.

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

     On December 30, 1997, the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of December 31, 1999, 152 former striking employees had returned to work as a result of their unconditional offer. Approximately 660 former striking workers remain unreinstated ("Unreinstated Employees").

     On February 27, 1998 the Regional Director of the National Labor Relations Board's ("NLRB") Denver office issued a complaint against CF&I alleging violations of several provisions of the National Labor Relations Act ("NLRA"). The Company not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions held in the latter part of 1998 and early 1999, concluding on February 25, 1999. The Judge will render a decision that is automatically subject to appeal by either party to the NLRB in Washington D.C. The ultimate determination of the issues may require a ruling from the appropriate United States appellate court.

     Among the issues pending in the litigation is CF&I's motion asserting that the Judge should consider the Union's alleged NLRA violations and that the alleged misconduct should invalidate the Unreinstated Employees' right to reinstatement. In the event there is an adverse determination of the issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the adverse determination. The number of Unreinstated Employees entitled to back pay would probably be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the ultimate liability in the event of an adverse determination.

     During the strike by the Union at CF&I, 39 bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of New CF&I, Inc. that provides rail service to the Pueblo Mill, refused to report to work for an extended period of time. The bargaining unit employees of C&W were not on strike. C&W considered these employees to have quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The unions representing these individuals have filed lawsuits in the U.S. District Court of Colorado against C&W claiming their members had refused to cross the picket line because they were honoring the picket line of another organization or because of safety concerns stemming from those picket lines. The unions demand reinstatement of the former employees, back pay, benefits and other damages. The Company believes it has substantial defenses against these claims. However, it is possible that one or more of them will proceed to arbitration before the National Railroad Adjustment Board or otherwise initiate further judicial proceedings. The outcome of such proceedings is inherently uncertain and it is not possible to estimate any potential settlement amount that would result from an adverse legal or arbitration decision.

CONTRACTS WITH KEY EMPLOYEES

     The Company has employment agreements with certain officers which provide for severance compensation in the event their employment with the Company is terminated subsequent to a change in control (as defined) of the Company.

OTHER CONTINGENCIES

     The Company is party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of the Company.

14.  CAPITAL STOCK

COMMON STOCK

     In connection with the 1993 acquisition of the assets of CF&I, the Company agreed to issue 598,400 shares of its common stock in March 2003 to specified creditors of CF&I Steel. At the date of acquisition, the stock was valued at $11.2 million using the Black-Scholes method.

STOCKHOLDER RIGHTS PLAN

     On December 23, 1999, the Company declared a dividend of one preferred stock purchase right ("Rights") for each outstanding share of common stock held by stockholders of record as of January 12, 2000. The Rights generally become exercisable after a person or group without the Board's approval (i) acquires 15 percent or more of the Company's outstanding common stock or (ii) announces a tender offer that would result in such a person or group owning 15 percent or more of the Company's common stock. When the Rights first become exercisable, a holder will be entitled to buy from the Company a unit consisting of one one-thousandth of a share of participating preferred stock of the Company at a purchase price of $42, subject to adjustment. After the Rights become exercisable under condition (i), each Right not owned by the 15 percent or more stockholder(s) would become exercisable for preferred stock of the Company having a market value equal to twice the exercise price of the Right. Alternatively, if the Company is acquired in a merger or other business combination or 50 percent or more of its assets or earning power are sold without the Board's approval, each Right not owned by the 15 percent or more stockholder(s) would be exercisable for common stock of the party which has engaged in a transaction with the Company having a market value equal to twice the exercise price of the Right. Prior to the time that a person or group acquires 15 percent or more of the Company's common stock, the Rights are redeemable by the Board of Directors at a price of $.001 per Right. The Rights Plan will expire December 22, 2009 if not exercised prior to that date.

15.  SALES OF SUBSIDIARY'S COMMON STOCK

     In 1994, New CF&I sold a 10 percent equity interest to a subsidiary of Nippon Steel Corporation ("Nippon"). In connection with the sale, New CF&I and the Company entered into a stockholders' agreement with Nippon pursuant to which Nippon was granted a right to sell all, but not less than all, of its equity interest in New CF&I back to New CF&I at the then fair market value in certain circumstances. Those circumstances include, among other things, a change of control, as defined, in New CF&I, certain changes involving the composition of the board of directors of New CF&I, and the occurrence of certain other events that are within the control of New CF&I or the Company. The Company also agreed not to transfer voting control of New CF&I to a nonaffiliate except in those circumstances where Nippon is offered the opportunity to sell its interest in New CF&I to the transferee at the same per share price obtained by the Company. New CF&I retains a right of first refusal in the event that Nippon desires to transfer its interest in New CF&I to a nonaffiliate. During 1995, the Company sold a 3 percent equity interest in New CF&I to the Nissho Iwai Group under substantially the same terms and conditions of the Nippon transaction. The Company believes that it is not probable that the conditions that would permit a subsidiary stock redemption will occur.

16.  UNUSUAL AND NONRECURRING ITEMS

SETTLEMENT OF LITIGATION

     Operating income for 1999 and 1998 includes a $7.0 million gain in each year from a settlement of outstanding litigated claims with certain graphite electrode suppliers.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None
                                      -40-

                                    PART III

ITEMS 10. AND 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND
                   EXECUTIVE COMPENSATION

    A definitive proxy statement of Oregon Steel Mills, Inc. will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Nomination and Election of Class C Director", "Executive Compensation", "Defined Benefit Retirement Plans", "Employment Contracts and Termination of Employment and Change in Control Arrangements", "Compensation Committee Interlocks and Insider Participation", "Board Compensation, Personnel and Succession Planning Committee Report on Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Executive Officers of Oregon Steel Mills, Inc. are listed on page 14 of this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required is set forth under the caption "Principal Stockholders" in the Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required is set forth under the captions "Nomination and Election of Class C Director" and "Executive Compensation" in the Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

                                                                           PAGE

(A)               FINANCIAL STATEMENTS:

          (i)     Report of Independent Accountants - 1999, 1998 and 1997....24
          (ii)    Consolidated Financial Statements:
                      Balance Sheets at December 31, 1999, 1998 and 1997.....25
                      Statements of Income for each of the three years
                        in the period ended December 31, 1999................26
                      Statements of Changes in Stockholders' Equity for
                        each of the three years in the period ended
                        December 31, 1999................................... 27
                      Statements of Cash Flows for each of three years
                        in the period ended December 31, 1999................28
                      Notes to Consolidated Financial Statements.............29
          (iii) Financial Statement Schedule for each of the three years in the period ended December 31, 1999:

                      Schedule II - Valuation and Qualifying Accounts........43
          (iv)    Exhibits:  Reference is made to the list on page 44 of the exhibits filed with this report.

(B)               REPORTS ON FORM 8-K:

                      The Company filed a Report under Item 5 of Form 8-K dated January 6, 2000 with respect to the December 23, 1999 declaration of a dividend distribution of preferred stock purchase rights to stockholders of record as of January 12, 2000 and included Exhibits as required by Item 7.



                            OREGON STEEL MILLS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE YEARS ENDED DECEMBER 31
                                 (IN THOUSANDS)

                                                                          COLUMN C
                                                                 -------------------------
                                                  COLUMN B       ADDITIONS                                           COLUMN E
                                                 ---------                                                          ----------
                                                 BALANCE AT      CHARGED TO       CHARGED                           BALANCE AT
COLUMN A                                         BEGINNING       COSTS AND        TO OTHER         COLUMN D           END OF
--------                                                                                           ---------
CLASSIFICATION                                   OF PERIOD        EXPENSES        ACCOUNTS         DEDUCTIONS         PERIOD
--------------                                   ---------       ----------       --------         ----------       ----------
   1999
   ----
Allowance for doubtful accounts                    $1,148         $ 1,007             $ -         $ (161)            $1,994
Valuation allowance for impairment
  of non-current deferred income tax
  assets                                            3,105             177               -              -              3,282

   1998
   ----
Allowance for doubtful accounts                    $1,374           $ 290             $ -         $ (516)            $1,148
Valuation allowance for impairment
   of non-current deferred income tax
   assets                                               -           3,105               -              -              3,105

   1997
   ----
Allowance for doubtful accounts                    $2,735         $ 1,338             $ -       $ (2,699)            $1,374
Provision for rolling mill closures:
     Inventories                                    1,500               -               -         (1,500) FN1             -
     Property, plant and equipment                  7,485               -               -         (7,485) FN1             -
     Other assets                                      78               -               -            (78) FN1             -



-------------

FN1 Results from write-offs of related assets.

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

3.1 Restated Certificate of Incorporation of the Company, as amended.

3.2 Bylaws of the Company as amended through July 29, 1999. (Filed as exhibit 3.2 to Form 10-Q dated September 30, 1999, and incorporated by reference herein.)

4.1 Specimen Common Stock Certificate. (Filed as exhibit 4.1 to Form S-1 Registration Statement 33-38379 and incorporated by reference herein.)

4.2 Indenture dated as of June 1, 1996 among Oregon Steel Mills, Inc.,as Issuer, Chemical Bank, as Trustee, and New CF&I, Inc. and CF&I Steel, LP, as Guarantors, with respect to 11% First Mortgage Notes due 2003. (Filed as exhibit 4.1 to Form 10-Q dated June 30, 1996, and incorporated by reference herein.)

4.3 Form of Deed of Trust, Assignment of Rents and Leases and Security Agreement. (Filed as exhibit 4.2 to Amendment #1 to Form S-3 Registration Statement 333-02355 and incorporated by reference herein.)

4.4 Form of Security Agreement. (Filed as exhibit 4.3 to Amendment #1 to Form S-3 Registration Statement 333-02355 and incorporated by reference herein.)

4.5 Form of Intercreditor Agreement. (Filed as exhibit 4.4 to Amendment #1 to Form S-3 Registration Statement 333-02355 and incorporated by reference herein.)

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

10.7*** Form of credit agreement between Oregon Steel Mills, Inc. as borrower, and the Lender party thereto and material differences schedule. Portions of this exhibit have been omitted pursuant to a confidential treatment request. (Filed as exhibit 10.1 to Form 10-Q dated June 30, 1999, and incorporated by reference herein.)

10.8 Rights Agreement between Oregon Steel Mills, Inc. and ChaseMellon Shareholder Services, LLC, as Rights Agent. (Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A (SEC Reg. No. 1-9987) and incorporated by reference herein.)

10.9             Summary of Rights to Purchase Participating Preferred Stock.
                 (Filed as exhibit 2 to the Company's Registration Statement on Form 8-A (SEC Reg. No. 1-9987) and incorporated by reference herein.)
10.10 Form of Rights Certificate and Election to Purchase. (Filed as exhibit 3 to the Company's Registration Statement on Form 8-A (SEC Reg. No. 1-9987) and incorporated by reference herein.)
10.11** Directors' Retirement Plan. (Filed as exhibit 10.10 to Form 10-K for the year ended December 31, 1997, and incorporated by reference herein.)
21.0             Subsidiaries of registrant.
23.0             Consent of Independent Accountants - PricewaterhouseCoopers
                 LLP.
27.0             Financial Data Schedule.
99.0 Partnership Agreement dated as of January 2, 1992, by and between Camrose Pipe Corporation and Stelcam Holding, Inc. (Filed as exhibit 28.0 to Form 8-K dated June 30, 1992, and incorporated by reference herein.)

----------------------

* The Company will furnish to stockholders a copy of the exhibit upon payment of $.25 per page to cover the expense of furnishing such copies. Requests should be directed to Vicki A. Tagliafico, Director of Communications and Planning, Oregon Steel Mills, Inc., PO Box 5368, Portland, Oregon 97228.

**   Management contract or compensatory plan.

*** Certain Exhibits and Schedules to this Exhibit are omitted. A list of omitted Exhibits is provided in the Exhibit and the Registrant agrees to furnish supplementally to the Commission a copy of any omitted Exhibits or Schedules upon request.

                        SIGNATURES REQUIRED FOR FORM 10-K

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oregon Steel Mills, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                OREGON STEEL MILLS, INC.
                                                (Registrant)

                                                By    /s/ Joe E. Corvin
                                                -----------------------------
                                                     Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oregon Steel Mills, Inc. and in the capacities and on the dates indicated.

         SIGNATURE                        TITLE                     DATE
         ---------                        -----                     ----


/s/ Joe E. Corvin             President, Chief Executive          March 1, 2000
-----------------------
    (Joe E. Corvin)           Officer and Director
                              (Principal Executive Officer)

/s/  L. Ray Adams             Vice President, Finance,            March 1, 2000
-----------------------
    (L. Ray Adams)            and Chief Financial Officer
                              (Principal Financial Officer)

/s/  Jeff S. Stewart          Corporate Controller                March 1, 2000
-----------------------
    (Jeff S. Stewart)         (Principal Accounting Officer)

/s/ Thomas B. Boklund         Chairman of the Board               March 1, 2000
-----------------------
   (Thomas B. Boklund)        and Director


 /s/  V. Neil Fulton          Director                            March 1, 2000
-----------------------
    (V. Neil Fulton)

 /s/  Robert W. Keener        Director                            March 1, 2000
-----------------------
    (Robert W. Keener)

 /s/  Richard G. Landis       Director                            March 1, 2000
-----------------------
    (Richard G. Landis)

 /s/  James A. Maggetti       Director                            March 1, 2000
-------------------------
    (James A. Maggetti)

/s/  Stephen P. Reynolds      Director                            March 1, 2000
-------------------------
    (Stephen P. Reynolds)

 /s/  John A. Sproul          Director                            March 1, 2000
-------------------------
    (John A. Sproul)

/s/  George J. Stathakis      Director                            March 1, 2000
-------------------------
    (George J. Stathakis)

 /s/  William Swindells       Director                            March 1, 2000
-------------------------
    (William Swindells)