Form 10-Q
period 2000-03-31
OREGON STEEL MILLS INC
filed 2000-05-15
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2000
                               ------------------------------------------------

                                            OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------     ----------------------

Commission File Number       1-9887
                       -----------------

                            OREGON STEEL MILLS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      94-0506370
-------------------------------------------------------------------------------
      (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                    Identification No.)

   1000 S.W. Broadway, Suite 2200, Portland, Oregon                97205
-------------------------------------------------------------------------------
     (Address of principal executive office)                     (Zip Code)

                                 (503) 223-9228
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes  X       No
                                                  -----       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




         Common Stock, $.01 Par Value                     25,776,804
         ----------------------------           -------------------------------
                     Class                      Number of Shares Outstanding
                                                    (as of April 27, 2000)

                            OREGON STEEL MILLS, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

          Item 1.        Financial Statements

                         Consolidated Balance Sheets

                            March 31, 2000 (unaudited) and
                            December 31, 1999................................  2

                         Consolidated Statements of Income (unaudited)
                            Three months ended March 31, 2000
                            and 1999........................................ . 3

                         Consolidated Statements of Cash Flows (unaudited)
                            Three months ended March 31, 2000 and 1999...... . 4

                         Notes to Consolidated Financial Statements
                         (unaudited) ..................................... 5 - 7

          Item 2.        Management's Discussion and Analysis of Financial
                            Condition and Results of Operations...........8 - 11

          Item 3.        Quantitative and Qualitative Disclosures about
                         Market Risk..........................................11


PART II.  OTHER INFORMATION

          Item 1.        Legal Proceedings .................................. 12

          Item 4.        Submission of Matters to a Vote of the Security
                         Holders..............................................12

          Item 6.        Exhibits and Reports on Form 8-K.....................12

                            OREGON STEEL MILLS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                         March 31,  December 31,
                                                           2000        1999
                                                       -----------  ------------
                                                       (unaudited)

                                     ASSETS
Current assets:

     Cash and cash equivalents                          $   5,832      $  9,270
     Trade accounts receivable, net                        68,429        62,547
     Inventories                                          108,633       122,683
     Deferred tax asset                                     9,242         9,245
     Other                                                  3,965         4,460
                                                        ---------      --------
            Total current assets                          196,101       208,205
                                                        ---------      --------

Property, plant and equipment:
     Land and improvements                                 29,800        29,383
     Buildings                                             50,445        50,426
     Machinery and equipment                              756,679       756,897
     Construction in progress                              19,083        18,817
                                                        ---------      --------
                                                          856,007       855,523
     Accumulated depreciation                            (254,663)     (247,528)
                                                        ---------      --------
                                                          601,344       607,995
                                                        ---------      --------

Costs in excess of net assets acquired, net                34,374        34,636
Other assets                                               25,984        26,418
                                                        ---------      --------
                                                        $ 857,803      $877,254
                                                        =========      ========


                                 LIABILITIES
Current liabilities:

     Current portion of long-term debt                  $   8,234      $  7,861
     Accounts payable                                      54,943        58,451
     Accrued expenses                                      40,073        35,348
                                                        ---------      --------
          Total current liabilities                       103,250       101,660

Long-term debt                                            298,325       298,329
Deferred employee benefits                                 22,058        21,530
Environmental liability                                    32,645        32,645
Deferred income taxes                                      31,194        38,186
                                                        ---------      --------
                                                          487,472       492,350
                                                        ---------      --------
Minority interests                                         29,317        32,502
                                                        ---------      --------
Contingencies (Note 6)

                                STOCKHOLDERS'
                                   EQUITY

Common stock                                                  258           258
Additional paid-in capital                                227,584       227,584
Retained earnings                                         119,675       130,958
Accumulated other comprehensive income:
    Cumulative foreign currency translation adjustment     (6,503)       (6,398)
                                                        ---------      ---------
                                                          341,014       352,402
                                                        ---------      --------
                                                        $ 857,803      $877,254
                                                        =========      ========

         The accompanying notes are an integral part of the consolidated financial statements.

                            OREGON STEEL MILLS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except tonnage and per share amounts)
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2000             1999
                                                    ----------        ---------

Sales                                                $ 164,903        $ 239,655
                                                     ---------        ---------

Costs and expenses:
     Cost of sales                                     161,642          198,317
     Selling, general and administrative
        expenses                                        12,611           14,030
     Profit participation and other incentive
        compensation                                       165            3,044
                                                     ---------        ---------
                                                       174,418          215,391
                                                     ---------        ---------
        Operating income (loss)                         (9,515)          24,264
Other income (expense):
     Interest and dividend income                          119               78
     Interest expense, net                              (8,506)          (9,613)
     Minority interests                                    447           (1,093)
     Other, net                                             62              207
                                                     ---------        ---------
        Income (loss) before income taxes              (17,393)          13,843
Provision for income tax benefit (expense)               6,626           (5,432)
                                                     ---------        ---------
        Net income (loss)                            $ (10,767)       $   8,411
                                                     =========        =========

Basic and diluted net income (loss) per
      share                                              $(.41)            $.32

Dividends declared per common share                       $.02             $.14

Weighted average common shares and
      common share equivalents outstanding              26,375           26,375

Tonnage sold                                           431,500          457,900


         The accompanying notes are an integral part of the consolidated financial statements.



                            OREGON STEEL MILLS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                             2000        1999
                                                                          ---------   ---------

Cash flows from operating activities:

   Net income (loss)                                                      $(10,767)   $  8,411
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation and amortization                                     10,890      10,970
          Deferred income tax provision                                     (6,989)      3,105
          Minority interests' share of income                                 (447)      1,093
          Other, net                                                            --         (55)
          Changes in operating assets and liabilities                       10,779      11,651
                                                                          --------    --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                               3,466      35,175
                                                                          --------    --------

Cash flows from investing activities:

   Additions to property, plant and equipment                               (4,406)     (3,696)
   Other, net                                                                  492      (1,629)
                                                                          --------    --------
     NET CASH USED BY INVESTING ACTIVITIES                                  (3,914)     (5,325)
                                                                          --------    --------

Cash flows from financing activities:
   Net payments under Canadian bank
     revolving loan facility                                                   (20)     (3,883)
   Proceeds from long-term bank debt                                        71,680      52,900
   Payments on long-term debt                                              (64,539)    (71,399)
   Repurchase of bonds                                                      (6,750)         --
   Dividends paid                                                             (516)     (3,609)
   Minority portion of subsidiary's distribution                            (2,739)     (5,264)
                                                                          --------    --------
     NET CASH USED BY FINANCING ACTIVITIES                                  (2,884)    (31,255)
                                                                          --------    --------

Effects of foreign currency exchange rate changes on cash                     (106)        575
                                                                          --------    --------

Net decrease in cash and cash equivalents                                   (3,438)       (830)
Cash and cash equivalents at beginning of period                             9,270       9,044
                                                                          --------    --------

Cash and cash equivalents at end of period                                $  5,832    $  8,214
                                                                          ========    ========

Supplemental disclosures of cash flow information:
Cash paid for:
          Interest                                                        $  2,654    $  4,100
          Income taxes                                                    $  1,829    $    805





         The accompanying notes are an integral part of the consolidated financial statements.

                            OREGON STEEL MILLS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its subsidiaries ("Company"), which include wholly-owned Camrose Pipe Corporation ("CPC") which owns a 60 percent interest in Camrose Pipe Company ("Camrose"), and 87 percent owned New CF&I, Inc. ("New CF&I") which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"). The Company also directly owns an additional 4.3 percent interest in CF&I. In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills. All significant intercompany balances and transactions have been eliminated.

     The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 1999 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

2.   Inventories
     -----------

     Inventories consist of:
                                                 March 31,         December 31,
                                                   2000                1999
                                                 ---------         ------------
                                                        (In thousands)

     Raw materials                               $ 12,076           $ 14,383
     Semifinished product                          35,315             46,819
     Finished product                              34,932             35,536
     Stores and operating supplies                 26,310             25,945
                                                 --------           --------
         Total inventory                         $108,633           $122,683
                                                 ========           ========


3.   Common Stock
     ------------

     On April 27, 2000, the Board of Directors declared a quarterly cash dividend of $.02 cents per share to be paid May 31, 2000, to stockholders of record as of May 15, 2000.

4.   Net Income (Loss) per Share
     ---------------------------

     Basic and diluted net income (loss) per share was as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          2000           1999
                                                       ---------       ---------
                                                         (In thousands,except
                                                          per share amounts)

     Weighted average number of common shares
        outstanding                                      25,777          25,777
     Shares of common stock to be issued March 2003         598             598
                                                       --------          ------
                                                         26,375          26,375
                                                       ========          ======

     Net income (loss)                                 $(10,767)       $  8,411
                                                       ========        ========
     Basic and diluted net income (loss) per share     $   (.41)       $    .32
                                                       ========        ========

5.   Comprehensive Income (Loss)
     ---------------------------

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2000              1999
                                                   ----------          --------
                                                           (In thousands)

     Net income (loss)                              $(10,767)          $  8,411
     Foreign currency translation adjustment            (106)               575
                                                    --------           --------
     Comprehensive income (loss)                    $(10,873)          $  8,986
                                                    ========           ========


6.   Contingencies
     -------------

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

     PUEBLO MILL. In connection with the 1993 acquisition of CF&I, primarily the steel mill at Pueblo, Colorado ("Pueblo Mill"), the Company accrued a liability of $36.7 million for environmental remediation. The Company believed this amount was the best estimate from a range of $23.1 million to $43.6 million. The Company's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The liability includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At March 31, 2000, the accrued liability was $33.3 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

     The CDPHE has inspected the Pueblo Mill for possible environmental violations, and in the fourth quarter of 1999, issued a Compliance Advisory indicating that air quality regulations had been violated. The CDPHE has now filed a judicial enforcement action, which could result in the levying of significant fines and penalties, requirements to alter its operating procedures, requirements to accelerate or expand the capital expenditure program or a combination of any of the above. It is not presently possible to estimate the ultimate liability as a result of the action.

     On April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver asserting that the Company had violated the Clean Air Act Amendments ("CAA") of 1990 at the Pueblo Mill for a period extending over five years. The suit seeks to compel the Company to incur significant capital improvements or alter its operating procedures so that the Pueblo Mill would be in compliance with more stringent environmental standards than the Company currently is operating under. The Company does not believe as a matter of law that it has an obligation to meet these standards. It is not presently possible to estimate the ultimate liability as a result of such a finding, in the event of an adverse finding.

     PORTLAND MILL. In May 2000, the Company agreed to a request from the Oregon Department of Environmental Quality to participate in an investigation whether, and to what extent, past or present operations of the Company might have affected sediment quality in the Willamette River. It is not presently possible to estimate the costs associated with this investigation.

     LABOR DISPUTE

     The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the Union initiated a strike at CF&I for approximately 1,000 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Company was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees.

     On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of March 31, 2000, 161 former striking employees had returned to work as a result of their unconditional offer. Approximately 640 former striking workers remain unreinstated ("Unreinstated Employees").

     On February 27, 1998 the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). The Company not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. The Judge will render a decision that is automatically subject to appeal by either party to the NLRB in Washington, D.C. The ultimate determination of the issues may require a ruling from the appropriate United States appellate court.

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

                            OREGON STEEL MILLS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following information contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; the supply of imported steel and subsidies provided by foreign governments to support steel companies domiciled in their countries; potential equipment malfunction; work stoppages, plant construction and repair delays, and failure of the Company to accurately predict the impact of lost revenues associated with interruption of the Company's, its customers' or suppliers' operations.

     The Company is organized into two business units known as the Oregon Steel Division and the Rocky Mountain Steel Mills ("RMSM") Division. The Oregon Steel Division is centered on the Company's steel plate minimill in Portland, Oregon ("Portland Mill"). In addition to the Portland Mill, the Oregon Steel Division includes the Company's large diameter pipe finishing facility in Napa, California and the large diameter and electric resistance welded pipe facility in Camrose, Alberta. The RMSM Division consists of the steelmaking and finishing facilities of CF&I Steel, L.P. ("CF&I") located in Pueblo, Colorado, as well as certain related operations.

Results of Operations
---------------------

The following table sets forth by division tonnage sold, sales and average selling price per ton:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2000           1999
                                                    -----------     ----------

  Total tonnage sold:
       Oregon Steel Division:
            Plate and Coil                              206,600         99,500
            Welded pipe                                  38,800        159,700
                                                        -------        -------
                 Total Oregon Steel Division            245,400        259,200
                                                        -------        -------
       RMSM Division:
            Rail                                         75,000         95,000
            Rod/Bar                                      94,600         93,100
            Seamless Pipe                                     -          8,500
            Semifinished                                 16,500          2,100
                                                        -------        -------
                 Total RMSM Division                    186,100        198,700
                                                        -------        -------
       Total Company                                    431,500        457,900
                                                        =======        =======

  Sales (in thousands):
       Oregon Steel Division                           $ 99,207       $167,933
       RMSM Division                                     65,696         71,722
                                                       --------       --------
                 Total Company                         $164,903       $239,655
                                                       ========       ========

  Average selling price per ton:

       Oregon Steel Division                               $404           $648
       RMSM Division                                       $353           $361
                 Company Average                           $382           $523


      Sales decreased 31.2 percent for the first quarter on a year over year basis, from $239.7 million in 1999 to $164.9 million in 2000 while shipments decreased 5.8 percent to 431,500 tons in the first quarter of 2000 from 457,900 tons in the first quarter of 1999. The decrease in sales and shipments was primarily the result of decreased shipments of welded pipe products by the Oregon Steel Division and a decrease in rail and seamless pipe shipments by the RMSM Division, offset partially by increased shipments of plate products by the Oregon Steel Division and rod and bar products by the RMSM Division.

                            OREGON STEEL MILLS, INC.

      The consolidated average selling price decreased to $382 per ton for the first quarter of 2000 from $523 per ton in the first quarter of 1999. The reduction in average selling price is primarily due to a shift in product mix from large diameter welded pipe to commodity plate products and lower average selling prices for the Company's plate and welded pipe products, partially offset by higher rod product selling prices.

      The Oregon Steel Division shipped 245,400 tons of plate, coil and welded pipe products at an average selling price of $404 per ton during the first quarter of 2000 as compared to 259,200 tons of product at an average selling price of $648 per ton for the first quarter of 1999. The decrease in the average selling price is due primarily to a shift in product mix from large diameter welded pipe to plate, as welded pipe generally has a higher average selling price than plate, and to a decrease in the average selling price for plate as compared to average selling price one year ago. Welded pipe shipments during the first quarter of 2000 were significantly less than in the comparable period in 1999, decreasing to 38,800 tons for 2000 from 159,700 tons in 1999. The level of shipments of pipe during 1999 was the result of production of the Alliance Pipeline project at the Napa pipe mill, which concluded in the fourth quarter of 1999. During the first quarter of 2000, the Oregon Steel Division plate mill produced 217,600 tons of plate and coil products compared to 206,100 tons in the first quarter of 1999. Shipments to plate and coil customers during the first quarter of 2000 were 206,600 tons compared to 99,500 tons during the corresponding 1999 period.

      The RMSM Division shipped 186,100 tons of rail, rod, and semifinished products at an average selling price of $353 per ton during the first quarter of 2000, compared to 198,700 tons of product, including seamless pipe, at an average selling price of $361 per ton for the first quarter of 1999. The decrease in shipments is a result of reduced rail shipments and a lack of seamless pipe shipments, partially offset by increased rod and bar and semi-finished shipments. The decrease in average selling price is a result of the shift in product mix as rod and bar and semi-finished products have a significantly lower average selling price than that of rail and seamless pipe. However, increases in average rod and bar selling prices have partially offset the impact of this shift on overall average selling prices. Rod and bar product shipments during the first quarter of 2000 were 94,600 tons compared to 93,100 tons during the first quarter of 1999. The division shipped 75,000 tons of rail during the first quarter of 2000 compared to 95,000 tons in the first quarter of 1999.

      Gross profit for the first quarter of 2000 was $3.3 million or 2.0 percent compared to $41.3 million or 17.2 percent for the first quarter of 1999. Gross profit was unfavorably impacted by decreased sales of welded pipe and rail products, and a decrease in the average selling price of welded pipe and plate products. These decreases were partially offset by improvements in the profitability of rod and bar products, and the financial impact of shutting down the seamless mill, which had operated unprofitably in the first quarter of 1999, and was subsequently closed in May 1999.

       Selling, general and administrative expenses for the first quarter of 2000 decreased $1.4 million from the corresponding 1999 period and increased as a percentage of sales to 7.6 percent in the first quarter of 2000, from 5.9 percent for the corresponding 1999 period. The decrease in dollar cost is primarily due to decreased shipping costs. The percentage of sales increase was primarily due to the significant declines in sales volumes for the higher priced welded pipe products.

      Profit participation and other incentive compensation expense was $165,000 for the first quarter of 2000 compared to $3.0 million in the corresponding 1999 period reflecting the decreased profitability in 2000 versus 1999.

      Total interest expense for the first quarter of 2000 was $8.5 million compared to $9.6 million for the corresponding 1999 period. The decrease in expense was primarily due to a decrease in the average borrowing for the first quarter in 2000 as compared to the first quarter in 1999.

      The Company's effective income tax rates for state and federal taxes were a benefit of 38.1 percent and a provision of 39.2 percent for the three month period ended March 31, 2000 and 1999, respectively.

                            OREGON STEEL MILLS, INC.

Liquidity and Capital Resources
-------------------------------

      Cash flow from operations for the three month period ended March 31, 2000 was $3.5 million compared to $35.2 million in the first quarter of 1999. The major items affecting the $31.7 million decrease were the net loss in 2000 versus net income in 1999 and an increase in deferred taxes for 2000 compared to a decrease in 1999.

      Net working capital at March 31, 2000 decreased $13.7 million compared to December 31, 1999 reflecting a $12.1 million decrease in current assets and a $1.6 million increase in current liabilities. The decrease in current assets was primarily due to decreased inventories ($14.1 million) and cash and cash equivalents ($3.4 million), partially offset by increased trade accounts receivable ($5.9 million). The increase in current liabilities was due to increased accrued expenses ($4.7 million) related to the accrued interest for the 11% First Mortgage Notes ("Notes"), partially offset by reduced accounts payable ($3.5 million) related to the lower inventory.

      During the first three months of 2000, the Company expended (exclusive of capital interest) approximately $3.7 million and $651,000 on capital projects at the Oregon Steel Division and the RMSM Division, respectively.

     The Company has $228.3 million principal amount of Notes, due 2003, payable to outside parties. New CF&I, Inc. and CF&I (collectively, "Guarantors") guarantee the Notes. The Notes and the guarantees are secured by a lien on substantially all the domestic property, plant and equipment and certain other assets of the Company and the Guarantors. The collateral for the Notes and the guarantees does not include, among other things, inventory and accounts receivable. The indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, $5.0 million was available for cash dividends at March 31, 2000.

     The Company maintains a $125 million revolving bank credit facility, amended on March 30, 2000 ("Amended Credit Agreement"), and expires June 11, 2002. The Amended Credit Agreement is drawn upon based on the Company's domestic accounts receivable and inventory balances, which are collateral for any borrowings under the Amended Credit Agreement. At March 31, 2000, $51.0 million was outstanding under the Amended Credit Agreement. At the Company's election, interest on the Amended Credit Agreement is based either on the London Interbank Offering Rate ("LIBOR"), the prime rate, or the federal funds rate, plus a margin determined by the Company's leverage ratio. The annual commitment fees are .63 percent of the unused portion of the Amended Credit Agreement. The Guarantors guarantee amounts outstanding under the Amended Credit Agreement. The Amended Credit Agreement contains various restrictive covenants including minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio.

      CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of the Pueblo Mill. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent. As of March 31, 2000, the outstanding balance on the debt was $27.2 million, of which $18.9 million was classified as long-term.

      Camrose maintains a (CDN) $25 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose and is drawn upon based on Camrose's eligible trade accounts receivable and inventories. The facility is comprised of two credit lines, a
(CDN) $10.0 million line that expires September 12, 2000 and a (CDN) $15.0 million line that expires September 12, 2002. At the Company's election, interest is payable based on either the bank's Canadian dollar prime rate, the bank's U.S. dollar prime rate, or LIBOR. Annual commitment fees are .15 and .25 percent of the unused portion of the (CDN) $10.0 million and (CDN) $15.0 million credit lines, respectively. As of March 31, 2000, Camrose had $126,000 outstanding under the facility.

      The Company is able to draw up to $25 million of the borrowings available under the Amended Credit Agreement to support issuance of letters of credit and similar agreements. The Company also maintains a uncollateralized and uncommitted line of credit with another bank to support letters of credit, foreign exchange contracts and interest rate hedges. At March 31, 2000, $3.7 million was restricted under outstanding letters of credit.

                            OREGON STEEL MILLS, INC.

      The Company believes that its anticipated needs for working capital and capital expenditures through 2000 will be met from funds generated from operations and borrowings pursuant to the Company's Amended Credit Agreement. There is no assurance, however, that the amounts from these sources will be sufficient for such purposes. In that event, or for other reasons, the Company may be required to seek additional financing, which may include additional bank financing. There is no assurance that such source of funding will be available if required or, if available, will be on terms satisfactory to the Company. The Company's level of indebtedness presents other risks to investors, including the possibility that the Company and its subsidiaries may be unable to generate cash sufficient to pay the principal of and interest on their indebtedness when due.

      As discussed previously, the Company revised the Amended Credit Agreement to remain in compliance with the terms of the agreement, and is currently in compliance with the Amended Credit Agreement's restrictive debt covenants. However, the Company anticipates the net income for 2000 will be substantially below the net income realized in 1999, thereby increasing the likelihood that the Company may not be in compliance with one or more of its covenants during the remainder of 2000.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No material changes.

                            OREGON STEEL MILLS, INC.

PART II  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      See Part 1, "Consolidated Financial Statements - Note 6, Contingencies" for discussion of litigation brought by the United Steel Workers of America alleging violations of the Clean Air Act Amendments of 1990 and incorporated by reference herein.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Meeting of Stockholders on April 27, 2000. The stockholders elected Thomas B. Boklund as a director, to serve until April 2003, by a vote of 21,952,800 shares for, 2,077,045 shares withheld authority to vote, and 1,746,960 shares broker non-votes.

      The stockholders also approved the Company's 2000 Nonqualified Stock Option Plan by a vote of 15,590,169 shares for, 7,694,618 shares against, 745,057 shares abstained and 1,746,960 broker non-votes.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

                   10.1 Form of First Amendment to Credit Agreement dated as of March 30, 2000 between Oregon Steel Mills, Inc. as borrower, and the Lender party thereto. Portions of this exhibit have been omitted pursuant to a confidential treatment request.
                   27.0   Financial Data Schedule

        (b)   Reports on Form 8-K
                   See Item 14(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  OREGON STEEL MILLS, INC.

Date:   May 12, 2000                                /s/ Jeff S. Stewart
                                                  --------------------------
                                                     Jeff S. Stewart
                                                     Corporate Controller
                                                  (Principal Accounting Officer)