Form 10-Q
period 2000-06-30
OREGON STEEL MILLS INC
filed 2000-08-15
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2000
                               ------------------------------------------------

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

                                               Yes  X       No
                                                  -----       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




         Common Stock, $.01 Par Value                     25,776,804
         ----------------------------           -------------------------------
                     Class                      Number of Shares Outstanding
                                                    (as of July 27, 2000)

                            OREGON STEEL MILLS, INC.

                                      INDEX

                                                                           Page
                                                                           ----

PART I.    FINANCIAL  INFORMATION

           Item 1.   Financial Statements

                     Consolidated Balance Sheets
                        June 30, 2000 (unaudited) and December 31, 1999...... 2

                     Consolidated Statements of Income (unaudited)
                        Three months and six months ended
                        June 30, 2000 and 1999............................... 3

                     Consolidated Statements of Cash Flows (unaudited)
                        Six months ended June 30, 2000 and 1999.............. 4

                     Notes to Consolidated Financial Statements
                        (unaudited) ......................................5 - 7

           Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations..............8 - 11

           Item 3.   Quantitative and Qualitative Disclosures
                        about Market Risk....................................11


PART II.   OTHER INFORMATION

           Item 1.   Legal Proceedings ......................................12

           Item 6.   Exhibits and Reports on Form 8-K........................12

                            OREGON STEEL MILLS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       June 30,     December 31,
                                                          2000         1999
                                                      -----------   ------------
                                                      (Unaudited)

                                   ASSETS
Current assets:

     Cash and cash equivalents                          $   9,263    $   9,270
     Trade accounts receivable, net                        68,266       62,547
     Inventories                                          117,213      122,683
     Deferred tax asset                                     9,239        9,245
     Other                                                  3,662        4,460
                                                        ---------    ---------
            Total current assets                          207,643      208,205
                                                        ---------    ---------

Property, plant and equipment:
     Land and improvements                                 29,709       29,383
     Buildings                                             50,313       50,426
     Machinery and equipment                              757,189      756,897
     Construction in progress                              19,601       18,817
                                                        ---------    ---------
                                                          856,812      855,523
     Accumulated depreciation                            (263,920)    (247,528)
                                                        ---------    ---------
                                                          592,892      607,995
                                                        ---------    ---------

Costs in excess of net assets acquired, net                34,088       34,636
Other assets                                               26,219       26,418
                                                        ---------    ---------
                                                        $ 860,842    $ 877,254
                                                        =========    =========


                                 LIABILITIES
Current liabilities:

     Current portion of long-term debt                  $   8,234    $   7,861
     Accounts payable                                      95,423       58,451
     Accrued expenses                                      31,124       35,348
                                                        ---------    ---------
          Total current liabilities                       134,781      101,660

Long-term debt                                            275,955      298,329
Deferred employee benefits                                 22,209       21,530
Environmental liability                                    32,577       32,645
Deferred income taxes                                      29,016       38,186
                                                        ---------    ---------
                                                          494,538      492,350
                                                        ---------    ---------
Minority interests                                         29,346       32,502
                                                        ---------    ---------
Contingencies (Note 6)

                                STOCKHOLDERS'
                                   EQUITY

Common stock                                                  258          258
Additional paid-in capital                                227,584      227,584
Retained earnings                                         116,152      130,958
Accumulated other comprehensive income:
    Cumulative foreign currency translation adjustment     (7,036)      (6,398)
                                                        ---------    ---------
                                                          336,958      352,402
                                                        ---------    ---------
                                                        $ 860,842    $ 877,254
                                                        =========    =========

         The accompanying notes are an integral part of the consolidated financial statements.





                                              OREGON STEEL MILLS, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands, except tonnage and per share amounts)
                                                     (Unaudited)

                                                      Three Months Ended June 30,   Six Months Ended June 30,
                                                      ---------------------------   -------------------------
                                                           2000        1999             2000         1999
                                                      -----------   ---------       ----------    -----------
Sales                                                   $161,785     $189,318         $326,688     $428,973
                                                        --------     --------         --------     --------

Costs and expenses:
     Cost of sales                                       147,087      162,149          308,589      360,467
     Selling, general and administrative
        expenses                                          13,824       14,151           26,436       28,181
     Gain on sale of assets                                 (460)          --             (320)          --
     Settlement of litigation                                 --       (5,703)              --       (5,703)
     Profit participation and other incentive
        compensation                                         371        2,792              535        5,835
                                                        --------     --------         --------     --------
                                                         160,822      173,389          335,240      388,780
                                                        --------     --------         --------     --------
           Operating income (loss)                           963       15,929           (8,552)      40,193
                                                        --------     --------         --------     --------
Other income (expense):
     Interest and dividend income                             82           10              201           89
     Interest expense, net                                (8,788)      (8,869)         (17,294)     (18,482)
     Minority interests                                      (29)         979              418         (114)
     Other, net                                            2,947          308            3,009          514
                                                        --------     --------         --------     --------
        Income (loss) before income taxes                 (4,825)       8,357          (22,218)      22,200
Benefit (provision) for income taxes                       1,817       (3,114)           8,443       (8,546)
                                                        --------     --------         --------     --------
        Net income (loss)                               $ (3,008)    $  5,243         $(13,775)    $ 13,654
                                                        ========     ========         ========     ========

Basic and diluted net income (loss) per
     share                                                $(0.11)        $.20           $(0.52)        $.52

Dividends declared per common share                         $.02         $.14             $.04         $.28

Weighted average common shares and
     common share equivalents outstanding                 26,375       26,375           26,375       26,375

Tonnage sold                                             416,500      405,300          848,000      863,200


         The accompanying notes are an integral part of the consolidated financial statements.



                                             OREGON STEEL MILLS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)


                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                          2000          1999
                                                                     ------------   ----------
Cash flows from operating activities:

   Net income (loss)                                                   $ (13,775)   $  13,654
   Adjustments to reconcile net income (loss) to net cash
     Provided by operating activities:
        Depreciation and amortization                                     21,594       21,611
        Deferred income tax provision                                     (9,164)       4,718
        Loss (gain) on disposal of operating and non-operating
           assets                                                         (2,573)          43
        Other, net                                                          (486)          (5)
        Changes in operating assets and liabilities:
           Trade accounts receivables                                     (5,719)      14,154
           Inventories                                                     5,470       23,593
           Operating liabilities                                          33,427      (24,936)
           Other, net                                                        797       (1,094)
                                                                       ---------    ---------
Net cash provided by operating activities                                 29,571       51,738
                                                                       ---------    ---------

Cash flows from investing activities:

   Additions to property, plant and equipment                             (7,049)      (7,917)
   Proceeds from disposal of property and equipment                        2,945           --
   Other, net                                                                800       (1,638)
                                                                       ---------    ---------
Net cash used by investing activities                                     (3,304)      (9,555)
                                                                       ---------    ---------

Cash flows from financing activities:
   Borrowings from (repayments on) Canadian revolving
     loan facility, net                                                      743       (4,118)
   Proceeds from long-term bank debt                                     124,280      219,700
   Payments on long-term debt                                           (140,139)    (250,599)
   Repurchase of bonds                                                    (6,750)          --
   Dividends paid                                                         (1,031)      (7,218)
   Minority portion of subsidiary's distribution                          (2,739)      (5,265)
                                                                       ---------    ---------
Net cash used by financing activities                                    (25,636)     (47,500)
                                                                       ---------    ---------

Effects of foreign currency exchange rate changes on cash                   (638)       1,398
                                                                       ---------    ---------

Net decrease in cash and cash equivalents                                     (7)      (3,919)
Cash and cash equivalents at beginning of period                           9,270        9,044
                                                                       ---------    ---------

Cash and cash equivalents at end of period                             $   9,263    $   5,125
                                                                       =========    =========

Supplemental disclosures of cash flow information:
   Cash paid for:
          Interest                                                     $  16,832    $  18,286
          Income taxes                                                 $   4,023    $   3,443





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

2.   Inventories
     -----------

    Inventories consist of:
                                                 June 30,          December 31,
                                                   2000               1999
                                                 ---------         ------------
                                                        (In thousands)

    Raw materials                                  $11,505            $14,383
    Semifinished product                            43,859             46,819
    Finished product                                35,040             35,536
    Stores and operating supplies                   26,809             25,945
                                                  --------           --------
         Total inventory                          $117,213           $122,683
                                                  ========           ========


3.   Common Stock
     ------------

     On July 27, 2000, the Board of Directors declared a quarterly cash dividend of $.02 cents per share to be paid on August 31, 2000 to stockholders of record as of August 18, 2000.

4.   Net Income (Loss) per Share
     ---------------------------

     Basic and diluted net income (loss) per share was as follows:

                                                   Three Months Ended June 30,  Six Months Ended June 30,
                                                   ---------------------------  -------------------------
                                                     2000            1999            2000         1999
                                                   -------         --------     ----------    -----------
                                                          (In thousands, except per share amounts)
Weighted average number of
     common shares outstanding                      25,777           25,777       25,777         25,777
Shares of common stock to be
     issued March 2003                                 598              598          598            598
                                                  --------         --------     --------       --------
                                                    26,375           26,375       26,375         26,375
                                                  ========         ========     ========       ========

Net income (loss)                                 $ (3,008)        $  5,243     $(13,775)      $ 13,654
                                                  ========         ========     ========       ========
Basic and diluted net income
  (loss) per share                                $  (0.11)        $    .20     $  (0.52)      $    .52
                                                  ========         ========     ========       ========

5.   Comprehensive Income (Loss)
     ---------------------------

                                          Three Months Ended June 30,              Six Months Ended June 30,
                                          ---------------------------              -------------------------
                                             2000               1999                 2000            1999
                                          ---------           -------              ---------       ---------
                                                  (In thousands)                        (In thousands)


     Net income (loss)                     $(3,008)           $5,243               $(13,775)        $13,654
     Foreign currency translation
         adjustment                           (532)              823                   (638)          1,398
                                           -------            ------               --------         -------
     Comprehensive income (loss)           $(3,540)           $6,066               $(14,413)        $15,052
                                           =======            ======               ========         =======


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

     PUEBLO MILL. In connection with the 1993 acquisition of CF&I, primarily the steel mill at Pueblo, Colorado ("Pueblo Mill"), the Company accrued a liability of $36.7 million for environmental remediation. The Company believed this amount was the best estimate from a range of $23.1 million to $43.6 million. The Company's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The liability includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At June 30, 2000, the accrued liability was $32.8 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

     The CDPHE has inspected the Pueblo Mill for possible environmental violations, and in the fourth quarter of 1999, issued a Compliance Advisory indicating that air quality regulations had been violated. In the first quarter of 2000, the CDPHE filed a judicial enforcement action, which could result in the levying of significant fines and penalties, requirements to alter its operating procedures, requirements to accelerate or expand the capital expenditure program or a combination of any of the above. It is not presently possible to estimate the ultimate liability as a result of the action.

     On April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver asserting that the Company had violated the Clean Air Act Amendments of 1990 at the Pueblo Mill for a period extending over five years. The suit seeks to compel the Company to incur significant capital improvements or alter its operating procedures so that the Pueblo Mill would be in compliance with more stringent environmental standards than the Company currently is operating under. The Company does not believe as a matter of law that it has an obligation to meet these standards. It is not presently possible to estimate the ultimate liability in the event of an adverse finding.

     PORTLAND MILL. In May 2000, the Company agreed to a request from the Oregon Department of Environmental Quality to participate in an investigation whether, and to what extent, past or present operations at the Company's steel mill site located in Portland, Oregon might have affected sediment quality in the Willamette River. It is not presently possible to estimate the costs associated with this investigation.

     LABOR DISPUTE

     The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the Union initiated a strike at CF&I for approximately 1,000 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Company was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work, contractors and salaried employees.

     On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of June 30, 2000, 181 former striking employees had returned to work as a result of their unconditional offer. Approximately 620 former striking workers remain unreinstated ("Unreinstated Employees").

     On February 27, 1998 the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). The Company not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision upholding certain allegations against CF&I. On August 2, 2000, the Company filed an appeal with the NLRB in Washington D.C. The ultimate determination of the issues may require a ruling from the appropriate United States appellate court.

     In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the adverse determination. The number of Unreinstated Employees entitled to back pay would probably be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Additionally, CF&I has filed a motion asserting that Unreinstated Employees' rights to reinstatement should be invalidated due to misconduct and violations of the NLRA perpetuated by the Union or on its behalf. A separate hearing concluded in February, with a different Judge rendering a decision on August 7, 2000 that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. It is not presently possible to estimate the ultimate liability in the event of an adverse determination.

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

Results of Operations
---------------------

The following table sets forth by division tonnage sold, sales and average selling price per ton:


                                                   Three Months Ended June 30,       Six Months Ended June 30,
                                                   ---------------------------       -------------------------
                                                        2000             1999           2000            1999
                                                   -----------        --------       ---------        --------
Total tonnage sold:
     Oregon Steel Division:
          Plate and Coil                               206,400         101,600         413,000         201,100
          Welded Pipe                                   33,000         112,100          71,800         271,800
                                                      --------        --------        --------        --------
               Total Oregon Steel Division             239,400         213,700         484,800         472,900
                                                      --------        --------        --------        --------
     RMSM Division:
          Rail                                          80,200          73,700         155,200         168,700
          Rod and Bar                                   94,600         107,400         189,200         200,500
          Seamless Pipe                                     --           7,600              --          16,100
          Semifinished                                   2,300           2,900          18,800           5,000
                                                      --------        --------        --------        --------
               Total RMSM Division                     177,100         191,600         363,200         390,300
                                                      --------        --------        --------        --------
     Total Company                                     416,500         405,300         848,000         863,200
                                                      ========        ========        ========        ========

Sales (in thousands):
     Oregon Steel Division                            $ 98,453        $125,082        $197,660        $293,015
     RMSM Division                                      63,332          64,236         129,028         135,958
                                                      --------        --------        --------        --------
               Total Company                          $161,785        $189,318        $326,688        $428,973
                                                      ========        ========        ========        ========

Average selling price per ton:

     Oregon Steel Division                                $411            $585            $408            $620
     RMSM Division                                        $358            $335            $355            $348
               Company Average                            $388            $467            $385            $497


         Sales decreased 14.5 percent and 23.8 percent to $161.8 million and $326.7 million for the three and six month periods ended June 30, 2000, respectively, compared to the corresponding 1999 periods. Average selling price per ton for the second quarter of 2000 and the first six months of 2000 was $388 and $385, respectively, compared to average selling price of $467 and $497 per ton, respectively, for the comparable periods of 1999. The reduction in sales and average selling price is primarily due to a shift in product mix from welded pipe products to commodity plate products and lower average selling prices for the Company's plate and welded pipe products, partially offset by higher rod and bar prices in the respective periods.

         The Company's shipments increased 2.8 percent to 416,500 tons in the second quarter of 2000, but decreased 1.8 percent to 848,000 tons in the first six months of 2000, as compared to the corresponding 1999 periods. The increase for the second quarter compared to the respective period in 1999 was primarily due to an increase in shipments of plate and rail products, offset by reduced shipments of welded and seamless pipe, rod and bar products.

       The Oregon Steel Division shipped 239,400 and 484,800 tons of plate, coil and welded pipe products for the three month and six month periods ended June 30, 2000, respectively, compared to 213,700 and 472,900 tons, respectively, during the corresponding 1999 periods. Average selling prices of $411 and $408 per ton of product for the three and six month periods ended June 30, 2000, respectively, were a decrease of 29.7 percent and 34.2 percent from the average selling price of $585 and $620 per ton, respectively, for the comparable periods in 1999. The decline in average selling prices per ton was primarily due to a shift in the product mix to plate from welded pipe products. Welded pipe products on average have a higher selling price than the average selling price for plate and coil products. Significantly less welded pipe product was shipped in 2000, 33,000 and 71,800 tons for the three month and six month periods ended June 30, 2000, compared to the amount shipped in 1999, 112,100 and 271,800 tons for the three month and six month periods ended June 30, 1999, respectively. Increased shipments of welded pipe products during 1999 were the result of production of the Alliance Pipeline project at the Company's Napa pipe mill that concluded in the fourth quarter of 1999.

         During the first quarter of 2000, the Oregon Steel Division began an initiative to increase its sales of specialty plate products in an effort to reduce the impact of the cyclical welded pipe markets. As a result of this initiative, sales of specialty plate increased 23.2 percent from the first quarter of 2000 to 104,800 tons in the second quarter of 2000. Average selling prices per ton for plate increased 7.9 percent for the second quarter of 2000 as compared to the first quarter of 2000.

       The RMSM Division shipped 177,100 and 363,200 tons of rail, rod, bar and semifinished products for the three month and six month periods ended June 30, 2000, respectively, compared to 191,600 and 390,300 tons, respectively, of product, including seamless pipe, during the corresponding 1999 periods. The reduction in shipments resulted primarily from decreased rod, bar and seamless pipe shipments for the three month and six month periods ended June 30, 2000 as compared to the respective periods in 1999. The reduction in shipments for these periods were partially offset by increased rail shipments for the three months ended June 30, 2000 and by increased shipments of semifinished products for the six months ended June 30, 2000 as compared to the corresponding periods in 1999.

      The RMSM Division's average selling prices of $358 and $355 per ton of product for the three and six month periods ended June 30, 2000, respectively, were increases from the average selling price of $335 and $348 per ton, respectively, for the comparable periods in 1999. Higher average selling prices per ton for rod, bar, and semifinished products in both periods as compared to the corresponding periods in 1999 were the primary reason for the increase, partially offset by reduced average selling prices per ton for rail and the lack of seamless pipe sales for the corresponding periods. In particular, average selling prices for rod and bar products showed the most improvement for the periods, increasing from $249 per ton for both the three month and the six month periods in 1999 to $275 and $273 per ton, respectively, for the corresponding periods in 2000.

      Gross profits for the three month and six month periods ended June 30, 2000 were $14.7 million or 9.1 percent and $18.1 million or 5.5 percent, respectively, compared to $27.2 million or 14.4 percent and $68.5 million or
16.0 percent, respectively, for the corresponding 1999 periods. Gross profits for both periods were unfavorably impacted by increased costs of welded pipe and rail, decreased sales of welded pipe and a decrease in the average selling price of welded pipe and plate products. These decreases were partially offset by improvements in the profitability of rod and bar products, and the financial impact of shutting down the seamless mill, which had operated unprofitably through the second quarter of 1999, and was subsequently closed in May 1999.

                            OREGON STEEL MILLS, INC.

       Selling, general and administrative expenses decreased $327,000 and $1.7 million for the three and six month periods ended June 30, 2000, respectively, from the corresponding 1999 periods. These expenses increased as a percentage of sales to 8.5 percent and 8.1 percent in the three and six month periods ended June 30, 2000, respectively, from 7.5 percent and 6.6 percent for the corresponding 1999 periods. A significant portion of the dollar decreases were due to decreased shipping costs. The percentage of sales increases were due to the significant declines in sales volumes for the higher priced welded pipe products, offset partially by higher professional and management fees incurred in 1999 as compared to 2000.

      The Company recorded a $460,000 and $320,000 gain on sale of assets for the three months and the six months ended June 30, 2000, respectively, resulting primarily from the sale of idle machinery and equipment at the RMSM Division.

      The Company recorded a $5.7 million gain for the three months and the six months ended June 30, 1999, resulting from a settlement of litigation with a graphite electrode supplier.

      Profit participation and other incentive compensation expense was $371,000 and $535,000 for the three and six month periods ended June 30, 2000, respectively, as compared to $2.8 million and $5.8 million for the corresponding 1999 periods, reflecting the decreased profitability of the Company for the first two quarters of 2000.

      Total interest expense was $8.8 million and $17.3 million for the three and six month periods ended June 30, 2000, respectively, compared to $8.9 million and $18.5 million for the corresponding 1999 periods. The decreases in expense were primarily due to decreases in the average borrowings for the first two quarters in 2000 as compared to the corresponding periods in 1999, offset partially by an increase in the average borrowing rate for the Company during the same periods.

      Other income, net for the three and six month periods ended June 30, 2000 was $2.9 million and $3.0 million, respectively, compared to $308,000 and $514,000 for the corresponding 1999 periods. In the second quarter of 2000, the Company realized a pre-tax gain of $2.5 million on the sale of undeveloped land at the RMSM Division.

      The Company's effective income tax rates were 37.7 percent and 38.0 percent for the three and six month periods ended June 30, 2000, respectively, as compared to 37.3 percent and 38.5 percent, respectively, for the corresponding 1999 periods.

Liquidity and Capital Resources
-------------------------------

      Cash flow from operations for the six month period ended June 30, 2000 was $29.6 million compared to $51.7 million in the second quarter of 1999. The major items affecting the $22.1 million decrease were the net loss in 2000 versus net income in 1999, increases in deferred taxes and accounts receivables for 2000 compared to decreases in 1999 and a smaller decrease of inventory in 2000 than in 1999. These decreases in operating cash flows were offset, in part, by an increase in accounts payable in 2000 compared to a decrease in 1999.

      Net working capital at June 30, 2000 decreased $33.7 million compared to December 31, 1999 reflecting a $562,000 decrease in current assets and a $33.1 million increase in current liabilities. The increase in current liabilities was due to increased accounts payable ($37 million), offset slightly by reduced accrued expenses ($4.2 million).

      During the first six months of 2000, the Company expended (exclusive of capital interest) approximately $5.3 million and $1.7 million on capital projects at the Oregon Steel Division and the RMSM Division, respectively.

                            OREGON STEEL MILLS, INC.

     The Company has $228.3 million principal amount of Notes, due 2003, payable to outside parties. New CF&I, Inc. and CF&I (collectively, "Guarantors") guarantee the Notes. The Notes and the guarantees are secured by a lien on substantially all the domestic property, plant and equipment and certain other assets of the Company and the Guarantors. The collateral for the Notes and the guarantees does not include, among other things, inventory and accounts receivable. The indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, $1.5 million was available for cash dividends at June 30, 2000.

      The Company maintains a $125 million revolving bank credit facility, amended on March 30, 2000 ("Amended Credit Agreement"), and expires June 11, 2002. The Amended Credit Agreement is drawn upon based on the Company's domestic accounts receivable and inventory balances, which are collateral for any borrowings under the Amended Credit Agreement. At June 30, 2000, $28 million was outstanding under the Amended Credit Agreement. At the Company's election, interest on the Amended Credit Agreement is based either on the London Interbank Offering Rate ("LIBOR"), the prime rate, or the federal funds rate, plus a margin determined by the Company's leverage ratio. The annual commitment fees are .63 percent of the unused portion of the Amended Credit Agreement. The Guarantors guarantee amounts outstanding under the Amended Credit Agreement. The Amended Credit Agreement contains various restrictive covenants including minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio. The Company is currently in compliance with these covenants; however, there is no assurance that the Company will remain in compliance with the covenants through 2000.

      CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of the Pueblo Mill. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent. As of June 30, 2000, the outstanding balance on the debt was $27.2 million, of which $18.9 million was classified as long-term.

      Camrose maintains a (CDN) $25 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose and is drawn upon based on Camrose's eligible trade accounts receivable and inventories. The facility is comprised of two credit lines, a
(CDN) $10.0 million line that expires September 12, 2000 and a (CDN) $15.0 million line that expires September 12, 2002. At the Company's election, interest is payable based on either the bank's Canadian dollar prime rate, the bank's U.S. dollar prime rate, or LIBOR. Annual commitment fees are .15 percent and .25 percent of the unused portion of the (CDN) $10.0 million and (CDN) $15.0 million credit lines, respectively. As of June 30, 2000, Camrose had $756,000 outstanding under the facility.

      The Company is able to draw up to $25 million of the borrowings available under the Amended Credit Agreement to support issuance of letters of credit and similar agreements. The Company also maintains an uncollateralized and uncommitted line of credit with another bank to support letters of credit, foreign exchange contracts and interest rate hedges. At June 30, 2000, $3.5 million was restricted under outstanding letters of credit.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No material changes.

                            OREGON STEEL MILLS, INC.

PART II  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      See Part 1, "Consolidated Financial Statements - Note 6, Contingencies" for discussion of status of administrative hearing regarding alleged violations of the National Labor Relations Act and incorporated by reference herein.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

                 10.1    Employee Contract - Thomas B. Boklund
                 27.0    Financial Data Schedule

      (b)   Reports on Form 8-K
                   None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   OREGON STEEL MILLS, INC.

Date:   August 14, 2000                              /s/ Jeff S. Stewart
                                                   ----------------------------
                                                        Jeff S. Stewart
                                                      Corporate Controller
                                                  (Principal Accounting Officer)