Form 10-Q
period 2000-09-30
OREGON STEEL MILLS INC
filed 2000-11-14
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2000
                               ------------------------------------------------

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

                                               Yes  X       No
                                                  -----       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




         Common Stock, $.01 Par Value                     25,776,804
         ----------------------------           -------------------------------
                     Class                      Number of Shares Outstanding
                                                  (as of October 31, 2000)

                            OREGON STEEL MILLS, INC.
                                      INDEX



                                                                           Page
                                                                           ----
PART I.   FINANCIAL  INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets
                      September 30, 2000 (unaudited) and
                         December 31, 1999..................................  2

                   Consolidated Statements of Income (unaudited)
                      Three months and nine months ended
                         September 30, 2000 and 1999......................... 3

                   Consolidated Statements of Cash Flows (unaudited)
                      Nine months ended September 30, 2000 and 1999.........  4

                   Notes to Consolidated Financial Statements
                      (unaudited) ....................................... 5 - 8

          Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations............... 9 - 12

          Item 3.  Quantitative and Qualitative Disclosures
                      about Market Risk..................................... 13


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings ....................................... 14

          Item 6.  Exhibits and Reports on Form 8-K..........................14

                            OREGON STEEL MILLS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                    September 30,   December 31,
                                                         2000           1999
                                                    -------------   ------------
                                                     (Unaudited)

                                         ASSETS
Current assets:
     Cash and cash equivalents                          $  4,689     $  9,270
     Trade accounts receivable, net                       68,826       62,547
     Inventories                                         129,055      117,315
     Deferred tax asset                                    9,241        9,245
     Other                                                 4,663        4,460
                                                        --------     --------
            Total current assets                         216,474      202,837
                                                        --------     --------

Property, plant and equipment:
     Land and improvements                                29,689       29,383
     Buildings                                            50,319       50,426
     Machinery and equipment                             775,713      766,415
     Construction in progress                             13,715       18,817
                                                        --------     --------
                                                         869,436      865,041
     Accumulated depreciation                           (279,232)    (251,678)
                                                        --------     --------
                                                         590,204      613,363
                                                        --------     --------

Costs in excess of net assets acquired, net               33,808       34,636
Other assets                                              26,116       26,418
                                                        --------     --------
                                                        $866,602     $877,254
                                                        ========     ========


                                      LIABILITIES
Current liabilities:
     Current portion of long-term debt                  $  8,625     $  7,861
     Accounts payable                                     88,026       58,451
     Accrued expenses                                     39,377       35,348
                                                        --------     --------
          Total current liabilities                      136,028      101,660

Long-term debt                                           281,982      298,329
Deferred employee benefits                                22,339       21,530
Environmental liability                                   32,577       32,645
Deferred income taxes                                     28,654       38,186
                                                        --------     --------
                                                         501,580      492,350
                                                        --------     --------
Minority interests                                        29,411       32,502
                                                        --------     --------
Contingencies (Note 6)

                                STOCKHOLDERS' EQUITY
Common stock                                                 258          258
Additional paid-in capital                               227,584      227,584
Retained earnings                                        115,235      130,958
Accumulated other comprehensive income:
    Cumulative foreign currency translation adjustment    (7,466)      (6,398)
                                                        --------     --------
                                                         335,611      352,402
                                                        --------     --------
                                                        $866,602     $877,254
                                                        ========     ========

         The accompanying notes are an integral part of the consolidated financial statements.




                                              OREGON STEEL MILLS, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands, except tonnage and per share amounts)
                                                     (Unaudited)


                                                  Three Months Ended September 30,      Nine Months Ended September 30,
                                                  --------------------------------      -------------------------------
                                                       2000                1999               2000                1999
                                                  -----------         ------------      -----------         -----------
Sales                                                $156,655            $205,879          $483,343            $634,852
                                                     --------            --------          --------            --------

Costs and expenses:
     Cost of sales                                    136,189             168,346           444,778             528,813
     Selling, general and administrative
        expenses                                       12,335              13,250            38,770              41,441
     Loss (gain) on sale of assets                         57                  --              (262)                 --
     Settlement of litigation                              --              (1,324)               --              (7,027)
     Profit participation and other
        incentive compensation                             27               4,220               562              10,056
                                                     --------            --------          --------            --------
                                                      148,608             184,492           483,848             573,283
                                                     --------            --------          --------            --------
           Operating income (loss)                      8,047              21,387              (505)             61,569
                                                     --------            --------          --------            --------
Other income (expense):
     Interest and dividend income                         109                  92               310                 181
     Interest expense, net                             (8,551)             (8,651)          (25,846)            (27,134)
     Minority interests                                   (65)                366               353                 253
     Other, net                                            61                 278             3,070                 803
                                                     --------            --------          --------            --------
        Income (loss) before income taxes                (399)             13,472           (22,618)             35,672
Benefit (provision) for income taxes                       (2)             (5,192)            8,441             (13,738)
                                                     --------            --------          --------            --------
        Net income (loss)                            $   (401)           $  8,280          $(14,177)           $ 21,934
                                                     ========            ========          ========            ========

Basic and diluted net income (loss)
per share                                               $(.02)               $.31             $(.54)               $.83

Dividends declared per common share                      $.02                $.14              $.06                $.42

Weighted average common shares and
     common share equivalents outstanding              26,375              26,375            26,375              26,375

Tonnage sold                                          399,700             428,200         1,247,700           1,291,400


                The accompanying notes are an integral part of the consolidated financial statements.



                                  OREGON STEEL MILLS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In thousands)
                                         (Unaudited)


                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                       2000                 1999
                                                                                    ----------           ----------

   Cash flows from operating activities:
      Net income (loss)                                                             $ (14,177)           $   21,934
      Adjustments to reconcile net income (loss) to net cash
        Provided by operating activities:
           Depreciation and amortization                                               34,799                35,467
           Deferred income tax provision                                               (9,528)                7,952
           Loss (gain) on disposal of operating and non-operating assets               (2,509)                   43
           Other, net                                                                       -                  (253)
           Changes in operating assets and liabilities:
              Trade accounts receivables                                               (6,279)               10,359
              Inventories                                                             (11,740)               34,810
              Operating liabilities                                                    34,413               (28,180)
              Other, net                                                                 (625)                 (746)
                                                                                    ---------            ----------
   Net cash provided by operating activities                                           24,354                81,386
                                                                                    ---------            ----------

   Cash flows from investing activities:
      Additions to property, plant and equipment                                      (12,293)             (13,022)
      Proceeds from disposal of property, plant and equipment                           2,943                    -
      Other, net                                                                        1,343               (1,051)
                                                                                    ---------            ---------
   Net cash used by investing activities                                               (8,007)             (14,073)
                                                                                    ---------            ---------

   Cash flows from financing activities:
      Borrowings from Canadian revolving loan facility, net                                57                7,158
      Proceeds from long-term bank debt                                               200,780              299,700
      Payments on long-term debt                                                     (209,661)            (367,764)
      Repurchase of long-term debt                                                     (6,750)                   -
      Dividends paid                                                                   (1,547)             (10,827)
      Minority portion of subsidiary's distribution                                    (2,739)              (5,262)
                                                                                    ---------            ---------
   Net cash used by financing activities                                              (19,860)             (76,995)
                                                                                    ---------            ---------

   Effects of foreign currency exchange rate changes on cash                           (1,068)               1,319
                                                                                    ---------            ---------

   Net decrease in cash and cash equivalents                                           (4,581)              (8,363)
   Cash and cash equivalents at beginning of period                                     9,270                9,044
                                                                                    ---------            ---------

   Cash and cash equivalents at end of period                                       $   4,689            $     681
                                                                                    =========            =========

   Supplemental disclosures of cash flow information:
      Cash paid for:
             Interest                                                               $  19,538             $ 20,990
             Income taxes                                                           $   4,024             $  5,124





         The accompanying notes are an integral part of the consolidated financial statements.

                            OREGON STEEL MILLS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its subsidiaries ("Company"), which include wholly-owned Camrose Pipe Corporation which wholly-owns Canadian National Steel Corp. which in turn owns a 60 percent interest in Camrose Pipe Company; and 87 percent owned New CF&I, Inc. ("New CF&I") which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"). The Company also directly owns an additional 4.3 percent interest in CF&I. In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills. All significant intercompany balances and transactions have been eliminated.

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

     Certain reclassificiations have been made in prior periods to conform to the current period presentation. Such reclassifications do not effect results of operations as previously reported.


2.   Inventories
     -----------

    Inventories consist of:
                                           September 30,       December 31,
                                               2000                1999
                                           -------------       ------------
                                                       (In thousands)

    Raw materials                             $ 12,145           $ 14,383
    Semifinished product                        52,064             46,819
    Finished product                            39,975             35,536
    Stores and operating supplies               24,871             20,577
                                              --------            -------
         Total inventory                      $129,055           $117,315
                                              ========           ========


3.  Common Stock
    ------------

    STOCK OPTIONS

    On October 26, 2000, the Company granted 188,500 shares of stock options with an exercise price of $1.94 per common share to certain senior management employees under the provisions of the Company's nonqualified stock option plan. One-half of the options granted vest immediately, and the remaining one-half vest ratably under a three-year schedule.

    The options expire October 25, 2010, unless the employee leaves the Company, retires, dies or becomes disabled prior to that date. If the employee leaves the Company, the unvested options expire, and the rights holder has 90 days to exercise the options. If the employee retires, dies or becomes disabled, all unvested options vest, and the rights holder has 90 daysto exercise the options if the employee retires or 180 days to exercise the options if the employee dies or becomes disabled.

    DIVIDEND

    In June 1996, the Company issued First Mortgage Notes, whose indenture contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, there was no amount available for cash dividends at September 30, 2000.

4.  Net Income (Loss) per Share
    ---------------------------

    Basic and diluted net income (loss) per share were as follows:

                                                Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                               -------------------        ----------------------
                                                2000        1999            2000         1999
                                               -------    --------        --------     ---------
                                                     (In thousands, except per share amounts)

Weighted average number of
     common shares outstanding                  25,777     25,777          25,777       25,777
Shares of common stock to be
     issued March 2003                             598        598             598          598
                                                ------    -------        --------      -------
                                                26,375     26,375          26,375       26,375
                                                ======    =======        ========      =======

Net income (loss)                               $ (401)   $ 8,280        $(14,177)     $21,934
                                                ======    =======        ========      =======
Basic and diluted net income
(loss) per share                                $ (.02)   $   .31        $   (.54)     $   .83
                                                ======    =======        ========      =======



5.  Comprehensive Income (Loss)
    ---------------------------

                                                Three Months Ended              Nine Months Ended
                                                   September 30,                  September 30,
                                               -------------------            ----------------------
                                                2000         1999              2000            1999
                                               ------      -------            ---------      -------
                                                  (In thousands)                   (In thousands)


     Net income (loss)                         $(401)      $8,280             $(14,177)      $21,934
     Foreign currency translation
         adjustment                             (430)         (79)              (1,068)        1,319
                                               -----       ------             --------       -------
     Comprehensive income (loss)               $(831)      $8,201             $(15,245)      $23,253
                                               =====       ======             ========       =======


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

     PUEBLO MILL. In connection with the 1993 acquisition of CF&I, primarily the steel mill at Pueblo, Colorado ("Pueblo Mill"), the Company accrued a liability of $36.7 million for environmental remediation. The Company believed this amount was the best estimate from a range of $23.1 million to $43.6 million. The Company's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The liability includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At September 30, 2000, the accrued liability was $32.6 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

     The CDPHE has inspected the Pueblo Mill for possible environmental violations, and in the fourth quarter of 1999, issued a Compliance Advisory indicating that air quality regulations had been violated. In the first quarter of 2000, the CDPHE filed a judicial enforcement action, which could result in the levying of significant fines and penalties, requirements to alter its operating practices, requirements to accelerate or expand the capital expenditure program or a combination of any of the above. Although the CDPHE has not quantified the action against the Company, resolution of the action will likely include payment of penalties and an agreement to implement additional polution controls. The Company has commenced an engineering study to determine to what extent operating practices can be altered, and has allocated up to $2 million in capital expenditures to reach resolution with the CDPHE. It is not presently possible to determine if further expenditures will be necessary to satisfy the liability, if any, associated with the action.

     In a related matter, on April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that the Company had violated the Clean Air Act Amendments of 1990 at the Pueblo Mill for a period extending over five years. The suit seeks damages and to compel the Company to incur significant capital improvements or alter its operating procedures so that the Pueblo Mill would be in compliance with more stringent environmental standards than the Company currently is operating under. The Company does not believe as a matter of law that it has an obligation to meet these standards. It is not presently possible to estimate the ultimate liability in the event of an adverse finding.

     PORTLAND MILL. In May 2000, the Company agreed to a request from the Oregon Department of Environmental Quality to participate in an investigation whether, and to what extent, past or present operations at the Company's steel mill site located in Portland, Oregon ("Portland Mill") might have affected sediment quality in the Willamette River. The Company has begun preliminary studies related to this investigation, however, no conclusive data has been obtained. It is not presently possible to estimate the costs associated with this investigation.

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

     On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of September 30, 2000, 285 former striking employees had returned to work under the terms of the expired contract. Approximately 560 former striking workers remain unreinstated ("Unreinstated Employees").

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

     In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the adverse determination. The number of Unreinstated Employees entitled to back pay would probably be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. A separate hearing concluded in February 2000 with the judge for that hearing rendering a decision on August 7, 2000 that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. Given the inability to either determine the extent the adverse and offsetting mitigating factors discussed above will impact the liability or to quantify the financial impact of any of these factors, it is not presently possible to estimate the ultimate liability if there is an adverse determination.

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

Results of Operations
---------------------

The following table sets forth by division tonnage sold, sales and average selling price per ton:


                                                   Three Months Ended                      Nine Months Ended
                                                      September 30,                          September 30,
                                                -----------------------------       -------------------------------
                                                    2000              1999             2000                  1999
                                                ---------          ----------       ---------             ---------
Total tonnage sold:
     Oregon Steel Division:
          Plate and Coil                         168,000             119,800         581,000               320,800
          Welded Pipe                             32,200             127,000         104,000               398,900
                                                --------            --------       ---------             ---------
               Total Oregon Steel Division       200,200             246,800         685,000               719,700
                                                --------            --------       ---------             ---------
     RMSM Division:
          Rail                                    82,300              71,300         237,500               240,000
          Rod and Bar                             99,500             105,300         288,700               305,800
          Seamless Pipe                                -               1,900               -                18,000
          Semifinished                            17,700               2,900          36,500                 7,900
                                                --------            --------       ---------             ---------
               Total RMSM Division               199,500             181,400         562,700               571,700
                                                --------            --------       ---------             ---------
     Total Company                               399,700             428,200       1,247,700             1,291,400
                                                ========            ========       =========             =========

Sales (in thousands):
     Oregon Steel Division                      $ 85,193            $145,105        $282,852              $438,120
     RMSM Division                                71,462              60,774         200,491               196,732
                                                --------            --------        --------              --------
               Total Company                    $156,655            $205,879        $483,343              $634,852
                                                ========            ========        ========              ========

Average selling price per ton:
     Oregon Steel Division                          $426                $588            $413                  $609
     RMSM Division                                  $358                $335            $356                  $344
               Company Average                      $392                $481            $387                  $492


         Sales decreased 23.9 percent for both the three and nine month periods ended September 30, 2000, to $156.7 million and $483.3 million, respectively, compared to the corresponding 1999 periods. Average selling price per ton for the third quarter of 2000 and the first nine months of 2000 was $392 and $387, respectively, compared to average selling price of $481 and $492 per ton, respectively, for the comparable periods of 1999. The reduction in sales and average selling price is primarily due to a shift in product mix from welded pipe

                            OREGON STEEL MILLS, INC.


products to commodity plate products and lower average selling prices for the Company's plate and welded pipe products, partially offset by higher rail and rod and bar prices in the respective periods.

         The Company's shipments decreased 6.7 percent and 3.4 percent to 399,700 and 1,247,700 tons, respectively, in the first three and nine months of 2000 as compared to the corresponding 1999 periods. The decreases for the periods in 2000 compared to the respective period in 1999 were primarily due to reduced shipments of welded pipe and rod and bar products offset by an increase in shipments of plate and semifinished products. The shipments for the third quarter 2000 were also impacted by an increase in rail shipments as compared to the third quarter 1999.

       The Oregon Steel Division shipped 200,200 and 685,000 tons of plate, coil and welded pipe products for the three month and nine month periods ended September 30, 2000, respectively, compared to 246,800 and 719,700 tons, respectively, during the corresponding 1999 periods. Average selling prices of $426 and $413 per ton of product for the three and nine month periods ended September 30, 2000, respectively, were a decrease of 27.6 percent and 32.2 percent from the average selling prices of $588 and $609 per ton, respectively, for the comparable periods in 1999. The declines in average selling prices per ton were primarily due to a shift in the product mix to plate from welded pipe products and lower average selling prices for the Company's plate and welded pipe products in the 2000 periods than in the corresponding 1999 periods. Welded pipe products on average have a higher selling price than the average selling price for plate and coil products. Significantly less welded pipe product was shipped in 2000, 32,200 and 104,000 tons for the three month and nine month periods ended September 30, 2000, compared to the amounts shipped in 1999, 127,000 and 398,900 tons for the three month and nine month periods ended September 30, 1999, respectively. Increased shipments of welded pipe products during 1999 were the result of production of the Alliance Pipeline project at the Company's Napa pipe mill that concluded in the fourth quarter of 1999.

       The RMSM Division shipped 199,500 and 562,700 tons of rail, rod and bar and semifinished products for the three month and nine month periods ended September 30, 2000, respectively, compared to 181,400 and 571,700 tons, respectively, of product during the corresponding 1999 periods. The increase in shipments for the third quarter 2000 resulted primarily from increased rail and semi-finished product shipments partially offset by decreased rod and bar product shipments for the three months ended September 30, 2000 as compared to the respective period in 1999. The slight decrease in shipments for the nine months ended September 30, 2000 as compared to the respective period for 1999 was a result of similar factors except that rail shipments for 2000 trailed slightly shipments for 1999, and the lack of shipments of seamless pipe for 2000 as compared to shipments for 1999. Shipments of seamless pipe nearly ceased for the third quarter of 1999, after the seamless mill shut down operations in May 1999.

      The RMSM Division's average selling prices of $358 and $356 per ton of product for the three and nine month periods ended September 30, 2000, respectively, were increases from the average selling price of $335 and $344 per ton, respectively, for the comparable periods in 1999. Higher average selling prices per ton for rail, rod and bar, and semifinished products in both periods as compared to the corresponding periods in 1999 were the primary reasons for the increases, partially offset by the lack of seamless pipe sales for the corresponding periods. Average selling prices for rod and bar products continued to show improvement for the periods, increasing from $264 and $254 per ton for the three month and the nine month periods in 1999 to $282 and $276 per ton, respectively, for the corresponding periods in 2000. Average selling prices for rail products were improved from the respective periods in 1999, increasing from $422 and $439 per ton for the first three and nine months of 1999 to $449 and $445 per ton for the corresponding periods in 2000. One of the factors causing the increases for both periods in average selling prices for rail was the increase in specialty rail shipments relative to total rail shipments.

                            OREGON STEEL MILLS, INC.


      Gross profits for the three month and nine month periods ended September 30, 2000 were $20.5 million or 13.1 percent and $38.6 million or 8.0 percent, respectively, compared to $37.5 million or 18.2 percent and $106.0 million or
16.7 percent, respectively, for the corresponding 1999 periods. Gross profits for both periods were unfavorably impacted by decreased sales of welded pipe, a decrease in the average selling prices of welded pipe and plate products and increased cost to produce rail products. These decreases were partially offset by improvements in the profitability of rod and bar products, and by the operating losses for the seamless pipe business in 1999 and the resulting shutdown and severance costs incurred in the temporary closure of the seamless pipe mill in May 1999.

       Selling, general and administrative expenses decreased $915,000 and $2.7 million for the three and nine month periods ended September 30, 2000, respectively, from the corresponding 1999 periods. These expenses increased as a percentage of sales to 7.9 percent and 8.0 percent in the three and nine month periods ended September 30, 2000, respectively, from 6.4 percent and 6.5 percent for the corresponding 1999 periods. Decreased shipping costs were the primary reason for the decrease in amount of expense. The percentage of sales increases were due to the significant declines in sales volumes for the higher priced welded pipe products, offset partially by higher professional and management fees incurred in 1999 as compared to 2000.

      For the three and nine months ended September 30, 1999, the Company recorded gains of $1.3 million and $7.0 million, respectively, resulting from settlements of litigation with various graphite electrode suppliers.

      Profit participation and other incentive compensation expense was $27,000 and $562,000 for the three and nine month periods ended September 30, 2000, respectively, as compared to $4.2 million and $10.1 million for the corresponding 1999 periods, reflecting the decreased profitability of the Company for the corresponding periods of 2000.

      Total interest expense was $8.6 million and $25.8 million for the three and nine month periods ended September 30, 2000, respectively, compared to $8.7 million and $27.1 million for the corresponding 1999 periods. The decreases in expense were primarily due to decreases in the average borrowings for the quarter ended and the three quarters ended September 30, 2000 as compared to the corresponding periods in 1999, offset partially by an increase in the average borrowing rate for the Company during the same periods.

      Other income, net for the three and nine month periods ended September 30, 2000 was $61,000 and $3.1 million, respectively, compared to $278,000 and $803,000 for the corresponding 1999 periods. In the second quarter of 2000, the Company realized a pre-tax gain of $2.5 million on the sale of undeveloped land at the RMSM Division.

      The Company's effective income tax rates were a 0.5 percent tax rate for the three month period ended September 30, 2000, and a 37.3 percent benefit rate for the nine month period ended September 30, 2000, as compared to 38.5 percent tax rate for the respective 1999 periods. The effective statutory income tax rate of 35 percent was not realized for the third quarter due to the change in the estimated effective tax rate for the year ended December 31, 2000 as increased taxable losses were in excess of the projected taxable losses.


Liquidity and Capital Resources
-------------------------------

      Cash flow from operations for the nine month period ended September 30, 2000 was $24.4 million compared to $81.4 million for the comparable period in 1999. The major items affecting the $57.0 million decrease were the net loss in 2000 versus net income in 1999 and increases in inventories, deferred taxes and accounts receivables for 2000 compared to decreases in 1999 offset, in part, by an increase in accounts payable in 2000 compared to a decrease in 1999.

      Net working capital of $80.4 million at September 30, 2000 decreased $20.7 million compared to December 31, 1999 reflecting a $13.6 million increase in current assets and a $34.4 million increase in current liabilities. The

                            OREGON STEEL MILLS, INC.


increase in current assets was due primarily to increased inventories ($11.7 million), and increased accounts receivable ($6.3 million), offset by a decrease in cash and cash equivalents ($4.6 million). The increase in current liabilities was due to increased accounts payable ($29.6 million), which were higher, in part, because of the increase in inventories, and accrued expenses ($4.0 million).

      During the first nine months of 2000, the Company expended (exclusive of capital interest) approximately $7.4 million and $4.3 million on capital projects at the Oregon Steel Division and the RMSM Division, respectively.

     The Company has $228.3 million principal amount of Notes, due 2003, payable to outside parties. New CF&I, Inc. and CF&I (collectively, "Guarantors") guarantee the Notes. The Notes and the guarantees are secured by a lien on substantially all the domestic property, plant and equipment and certain other assets of the Company and the Guarantors. The collateral for the Notes and the guarantees does not include, among other things, inventory and accounts receivable. The indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, there was no amount available for cash dividends at September 30, 2000.

      The Company maintains a $125 million revolving bank credit facility, amended on March 30, 2000 ("Amended Credit Agreement"), and expires June 11, 2002. The Amended Credit Agreement is drawn upon based on the Company's domestic accounts receivable and inventory balances, which are collateral for any borrowings under the Amended Credit Agreement. At September 30, 2000, $39 million was outstanding under the Amended Credit Agreement. At the Company's election, interest on the Amended Credit Agreement is based either on the London Interbank Offering Rate ("LIBOR"), the prime rate, or the federal funds rate, plus a margin determined by the Company's leverage ratio. The annual commitment fees are .63 percent of the unused portion of the Amended Credit Agreement. The Guarantors guarantee amounts outstanding under the Amended Credit Agreement. The Amended Credit Agreement contains various restrictive covenants including minimum tangible net worth, minimum interest coverage ratio, and a maximum debt to total capitalization ratio.

      CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of the Pueblo Mill. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent. As of September 30, 2000, the outstanding balance on the debt was $23.2 million, of which $14.5 million was classified as long-term.

      Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose and is drawn upon based on Camrose's eligible trade accounts receivable and inventories, and expires September 12, 2002. At the Company's election, interest is payable based either on the bank's Canadian dollar prime rate, the bank's U.S. dollar prime rate, or LIBOR. Annual commitment fees are
 .25 percent of the unused portion of the credit line. As of September 30, 2000, Camrose had $196,000 outstanding under the facility.

      The Company is able to draw up to $25 million of the borrowings available under the Amended Credit Agreement to support issuance of letters of credit and similar agreements. The Company also maintains an uncollateralized and uncommitted line of credit with another bank to support letters of credit, foreign exchange contracts and interest rate hedges. At September 30, 2000, $3.5 million was restricted under outstanding letters of credit.

      The Company believes that its anticipated needs for working capital and capital expenditures through 2000 will be met from funds generated from operations and borrowings pursuant to the Company's Amended Credit Agreement. There is no assurance, however, that the amounts from these sources will be sufficient for such purposes, or that the Company will be able to maintain compliance with the covenants associated with the Amended Credit Agreement, and as a result, lose the ability to borrow under the Amended Credit Agreement. In either event, or for other reasons, the Company may be required to seek additional financing, which may include additional bank financing. There is no assurance that such source of funding will be available if required or, if available, will be on terms satisfactory to the Company. The Company's level of indebtedness presents other risks to investors, including the possibility that the Company and its subsidiaries may be unable to generate cash sufficient to pay the principal of and interest on their indebtedness when due.

                            OREGON STEEL MILLS, INC.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No material changes.

                            OREGON STEEL MILLS, INC.


PART II  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      See Part I, Item 1, "Consolidated Financial Statements - Note 6, Contingencies" for discussion of status of administrative hearing regarding alleged violations of the National Labor Relations Act and incorporated by reference herein.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
        (a)   Exhibits
                 10.2  Form of Key Employee Contract between the Company and its executive officers
                 10.3  Form of Notice of Stock Option Grant between the Company and its executive officers
                 27.0  Financial Data Schedule

        (b)    Reports on Form 8-K
                   None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 OREGON STEEL MILLS, INC.




Date:   November 14, 2000                           /s/ Jeff S. Stewart
                                                 -------------------------------
                                                      Jeff S. Stewart
                                                   Corporate Controller
                                                 (Principal Accounting Officer)