Form 10-K
period 2000-12-31
OREGON STEEL MILLS INC
filed 2001-03-30
CIK 830260

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

               ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000      COMMISSION FILE NUMBER 1-9887

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

              BASED ON LAST SALE, FEBRUARY 5, 2001: $86,352,293

      Indicate the number of shares outstanding of each of the registrant's classes of stock as of January 31, 2000:

     COMMON STOCK, $.01 PAR VALUE                         25,776,804
     ----------------------------                -----------------------------
          (TITLE OF CLASS)                      (NUMBER OF SHARES OUTSTANDING)

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Proxy statement for the Registrant's Annual Meeting of Stockholders to be held April 26, 2001 is incorporated by reference into Part III of this report.

                            OREGON STEEL MILLS, INC.
                                TABLE OF CONTENTS
                                                                      PAGE


                                     PART I

ITEM

   1.            BUSINESS...............................................1
                       General..........................................1
                       Products.........................................3
                       Raw Materials and Semifinished Slabs ............5
                       Marketing and Customers..........................6
                       Competition and Other Market Factors.............7
                       Environmental Matters............................9
                       Labor Dispute...................................10
                       Employees.......................................11

   2.            PROPERTIES............................................12

   3.            LEGAL PROCEEDINGS.....................................13

   4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...13
                       Executive Officers of the Registrant............13

                                     PART II

   5.            MARKET FOR REGISTRANT'S COMMON STOCK AND
                       RELATED STOCKHOLDER MATTERS.....................14

   6.            SELECTED FINANCIAL DATA...............................14

   7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS...15

   7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                       MARKET RISK.....................................20

   8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........21

   9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURE..........40

                                    PART III

   10. and 11.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                       AND EXECUTIVE COMPENSATION......................40

   12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT.................................40

   13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........40

                                     PART IV

   14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
                        REPORTS ON FORM 8-K............................41

                                     PART I

ITEM 1.  BUSINESS

GENERAL

       Oregon Steel Mills, Inc. ("Company" or "Registrant") was founded in 1926 by William G. Gilmore and was incorporated in California in 1928. The Company reincorporated in Delaware in 1974. The Company changed its name in December 1987 from Gilmore Steel Corporation to Oregon Steel Mills, Inc.

       During 2000, the Company and its subsidiaries operated two steel minimills and seven finishing facilities in the western United States and Canada. The Company manufactures and markets one of the broadest lines of specialty and commodity steel products of any domestic minimill company. The Company emphasizes the cost efficient production of higher margin specialty steel products targeted at a diverse customer base located primarily west of the Mississippi River, western Canada and the Pacific Rim. The Company's manufacturing flexibility allows it to manage actively its product mix in response to changes in customer demand and individual product cycles. In 1993, the Company organized into two business units known as the Oregon Steel Division and the CF&I Steel Division. In January 1998, the CF&I Steel Division was renamed the Rocky Mountain Steel Mills ("RMSM") Division.

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

       The RMSM Division consists of steelmaking and finishing facilities of CF&I Steel, L.P. ("CF&I") (dba Rocky Mountain Steel Mills) located in Pueblo, Colorado ("Pueblo Mill"). The Company owns 87 percent of New CF&I, Inc. ("New CF&I") which owns a 95.2 percent general partnership interest in CF&I. In addition, the Company owns directly a 4.3 percent interest in CF&I. The Pueblo Mill is a steel minimill which supplies steel for the Company's rail, rod and bar, and seamless tubular finishing mills.

OREGON STEEL DIVISION

       The Portland Mill is the only hot-rolled steel plate minimill in the eleven western states and one of only two steel plate production facilities operating in that region. The Portland Mill produces slab thicknesses of 6", 7" and 8" and finished steel plate in widths up to 136".

       During 1997, the Company completed the construction of a Steckel Combination Mill ("Combination Mill"). The project included installation of a new reheat furnace, a 4-high rolling mill with coiling furnaces, a vertical edger, a down coiler, on-line accelerated cooling, hot leveling and shearing equipment, extended roll lines, and a fully automated hydraulic gauge control system.

       The Combination Mill gives the Company the ability to produce steel plate in commercially preferential dimensions and sizes, increases its manufacturing flexibility and, as production increases, supplies substantially all the Company's plate requirements for large diameter line pipe as well as coiled plate for applications such as the smaller diameter ERW pipe manufactured at the Camrose Pipe Mill. The Combination Mill produces discrete steel plate in widths from 48" to 136" and in thicknesses from 3/16" to 8". Coiled plate can be produced in widths of 48" to 120" (although widths beyond 96" are not commercially viable), and in thicknesses that range from 0.09" to .75". With the Combination Mill, the Company is in a position to produce all grades of discrete steel plate and coiled plate for all of the Company's commodity and specialty plate markets, including heat-treated applications.

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

       The Company acquired a 60 percent interest in the Camrose Pipe Mill in June 1992 from Stelco, Inc. ("Stelco"), a large Canadian steel producer. The Camrose Pipe Mill has two pipe manufacturing mills, one a large diameter pipe mill similar to the Napa Pipe Mill, and the other an ERW pipe mill which produces steel pipe used by the oil and gas industry for drilling and distribution. The large diameter pipe mill produces pipe in lengths of up to 80 feet with a diameter ranging from 20" to 42" with maximum wall thickness of up to 3/4". The ERW mill produces pipe in sizes ranging from 4.5" to 16" in diameter.

       See Part I, Item 2, "Properties", for discussion of the operating capacities of the Portland Mill, the Napa Pipe Mill and the Camrose Pipe Mill.

RMSM DIVISION

       On March 3, 1993, New CF&I, a then wholly-owned subsidiary of the Company, acquired a 95.2 percent interest in CF&I, a then newly formed limited partnership. The remaining 4.8 percent interest was owned by the Pension Benefit Guaranty Corporation ("PBGC"). CF&I then purchased substantially all of the steelmaking, fabricating, metals and railroad business assets of CF&I Steel Corporation. In August of 1994, New CF&I sold a 10 percent equity interest in New CF&I to subsidiaries of Nippon Steel Corporation ("Nippon"). In connection with that sale, Nippon agreed to license to the Company a proprietary technology for producing deep head-hardened ("DHH") rail products as well as to provide certain production equipment to produce DHH rail. In November 1995, the Company sold a 3 percent equity interest in New CF&I to two companies of the Nissho Iwai Group ("Nissho Iwai"), a large Japanese trading company. In 1997, the Company purchased the 4.8 percent interest in CF&I owned by the PBGC. In 1998, the Company sold a 0.5 percent interest in CF&I to a subsidiary of Nippon.

       As part of its strategy in acquiring the Pueblo Mill, the Company anticipated making significant capital expenditures. Shortly after its acquisition in 1993, the Company began a series of major capital improvements at the Pueblo Mill designed to increase yields, improve productivity and quality and expand the Company's ability to offer specialty rail, rod and bar products. The primary components of the capital improvements at the Pueblo Mill are outlined below.

       STEELMAKING. The Company installed a ladle refining furnace and a vacuum degassing facility and upgraded both continuous casters. During 1995, the Company eliminated ingot casting and replaced it with more efficient continuous casting methods that allow the Company to cast directly into blooms. These improvements expanded the Pueblo Mill steelmaking capacity to 1.2 million tons.

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

       RAIL MANUFACTURING. At the time of the Company's acquisition of the Pueblo Mill, rails were produced by ingot casting using energy-intensive processes with significant yield losses as the ingots were reheated, reduced to blooms and then rolled into rails. Continuous casting has increased rail yields and decreased rail manufacturing costs. In 1996, the Company invested in its railmaking capacity, entered into the agreement with Nippon for the license for the technology to produce DHH rail, and acquired the production equipment necessary to produce the specialty rail. DHH rail is considered by the rail industry to be longer lasting and of higher quality than rail produced using conventional methods and, accordingly the DHH rail usually has a corresponding higher average selling price. The Company believes it is able to meet the needs of a broad array of rail customers with both traditional and DHH rail.

       SEAMLESS PIPE. Seamless pipe produced at the Pueblo Mill consists of seamless casing, coupling stock and standard and line pipe. Seamless pipe casing is used as a structural retainer for the walls of oil or gas wells. Standard and line pipe are used to transport liquids and gasses both above and underground. The Company's seamless pipe mill is equipped to produce the most widely used sizes of seamless pipe (5-1/2" outside diameter through 10-3/4" outside diameter) in all standard lengths. The Company's production capability includes carbon and heat treated tubular products. The Company also sells semifinished seamless pipe (referred to as green tubes) for processing and finishing by others.

       See Part I, Item 2, "Properties", for discussion of the operating capacities of the Pueblo Mill.

PRODUCTS

OVERVIEW

       The Company manufactures and markets one of the broadest lines of specialty and commodity steel products of any domestic minimill company. Through acquisitions and capital improvements, the Company has expanded its range of finished products from two in 1991, discrete plate and large diameter welded pipe, to eight currently by adding ERW pipe, rail, rod, bar, seamless pipe and coiled plate. It has also expanded its primary selling region from the western United States to national and international markets. (See Note 3 to the Consolidated Financial Statements.)

       The following chart identifies the Company's principal products and the primary markets for those products.

                          PRODUCTS                             MARKETS
                          --------                             -------

OREGON STEEL DIVISION     Specialty steel plate                Steel service centers
                                                               Heavy equipment manufacturers
                                                               Railcar manufacturers
                                                               Pressure vessel manufacturers
                                                               Welded pipe mills

                          Commodity steel and coiled plate     Steel service centers
                                                               Construction
                                                               Ship and barge manufacturers
                                                               Heavy equipment manufacturers

                          Large diameter steel pipe            Oil and petroleum natural
                                                                  gas transmission pipelines
                                                               Construction
                          Electric resistance welded (ERW)     Oil and natural gas line pipe
                          pipe                                 Construction


RMSM DIVISION             Rail                                 Rail transportation

                          Rod and Bar products                 Construction
                                                               Durable goods
                                                               Capital equipment
                          Seamless pipe                        Oil and petroleum producers

                          Semifinished                         Seamless tube mills

       The following table sets forth for the period indicated the tonnage shipped and the Company's total shipments by product class:


                                                    TONS  SHIPPED
                                        ---------------------------------------
                     PRODUCT CLASS         2000          1999            1998
                     -------------     ---------      ----------      ---------

Oregon Steel Division:
    Specialty Steel Plate                363,000        300,200        282,500
    Commodity Steel Plate                346,900        132,000         58,800
    Coiled Plate                          16,900         18,000         11,400
    Large Diameter Steel Pipe             71,300        491,200        400,000
    Electric Resistance Welded Pipe       73,400         28,400         56,100
                                       ---------      ---------      ---------
        Total Oregon Steel Division      871,500        969,800        808,800
                                       ---------      ---------      ---------

RMSM Division:
    Rail                                 314,700        299,000        401,400
    Rod and  Bar                         395,100        407,600        354,500
    Seamless Pipe (1)                     10,400         19,600         68,900
    Semifinished                          36,800          8,700         36,900
                                       ---------      ---------      ---------
        Total RMSM Division              757,000        734,900        861,700
                                       ---------      ---------      ---------
        Total Company                  1,628,500      1,704,700      1,670,500
                                       =========      =========      =========

---------------
(1) The Company suspended operation at the seamless pipe mill in May 1999. Operation of the mill resumed in October 2000.


OREGON STEEL DIVISION

       STEEL PLATE. The Company's specialty grade and commodity steel plate is produced at the Portland Mill on the Combination Mill. The Combination Mill allows for the production of discrete plate widths up to 136" and coiled plate up to 96" wide. The majority of steel plate is commonly produced and consumed in standard widths and lengths, such as 96" x 240". Specialty steel plate consists of hot-rolled carbon, high-strength-low-alloy, alloy and heat-treated steel plate. Specialty steel plate has superior strength and performance characteristics as compared to commodity steel plate and is typically made to order for customers seeking specific properties, such as improved malleability, hardness or abrasion resistance, impact resistance or toughness, higher strength and ability to be more easily machined and welded. These improved properties are achieved by chemically refining the steel by either adding or removing specific elements, and by accurate temperature control while hot-rolling or heat-treating the plate. Specialty steel plate is used to manufacture railroad cars, mobile equipment, bridges and buildings, pressure vessels and machinery components. Commodity steel plate is used in a variety of applications such as the manufacture of storage tanks, machinery parts, ships and barges, and general load bearing structures. Coiled plate is the feeder stock for the manufacture of ERW pipe, welded tubing, spiral welded pipe, and for conversion into cut-to-length plate.

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

       The Company's ability to produce high-quality large diameter pipe was enhanced by the installation of the vacuum degassing facility at the Portland Mill in 1993. The vacuum degassing process reduces the hydrogen content of the final product, which increases its resistance to hydrogen-induced cracking. The vacuum degassing facility enables the Company to produce some of the highest quality steel plate and line pipe steel and has been key to the Company's ability to produce large diameter steel pipe for the international pipe market.

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

       As part of its capital improvement program, the Company improved its rail manufacturing facilities to include the production of in-line head-hardened rail. In-line head-hardened rail is produced through a proprietary finishing technology, known as deep head-hardened or DHH technology, licensed from Nippon in connection with Nippon's investment in New CF&I. In 2000, the Company produced approximately 122,500 tons of head-hardened product using the DHH technology. The in-line DHH technology allows the Company to produce head-hardened product up to the capacity of the rail facility. Rail produced using the improved in-line technology is considered by many rail customers to be longer lasting and of higher quality than rail produced with traditional off-line techniques. During 1998 the Pueblo Mill completed a rail dock expansion project which increased rail mill annual shipping capacity from 450,000 tons to over 500,000 tons.

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

       SEAMLESS PIPE. The Company's seamless pipe mill at the Pueblo Mill produces seamless casing, coupling stock and standard and line pipe. The primary use of these products is in the transmission of oil and natural gas resources, through either above ground or subterranean pipelines. The seamless mill produces both carbon and heat-treated tubular products. The Company also continues to market green tubes to other tubular mills for processing and finishing.

RAW MATERIALS AND SEMIFINISHED SLABS

        The Company's principal raw material for the steel minimills at the Portland and Pueblo Mills is ferrous scrap metal derived from, among other sources, junked automobiles, railroad cars and railroad track materials and demolition scrap from obsolete structures, containers and machines. In addition, direct-reduction iron ("DRI"), hot-briquetted iron ("HBI") and pig iron (collectively "alternate metallics") can substitute for a limited portion of the scrap used in minimill steel production, although the sources and availability of alternate metallics are substantially more limited than those of scrap. The purchase prices for scrap and alternate metallics are subject to market forces largely beyond the control of the Company, and are impacted by demand from domestic and foreign steel producers, freight costs, speculation by scrap brokers and other conditions. The cost of scrap and alternate metallics to the Company can vary significantly, and the Company's product prices often cannot be adjusted, especially in the short-term, to recover the costs of increases in scrap and alternate metallics prices.

       The long-term demand for steel scrap and its importance to the domestic steel industry may be expected to increase as steelmakers continue to expand scrap-based electric arc furnace capacity;

however, the Company believes that near-term supplies of steel scrap will continue to be available in sufficient quantities at competitive prices. In addition, while alternative metallics are not currently cost competitive with steel scrap, a sustained increase in the price of steel scrap could result in increased implementation of these alternative materials.

         With the expanded plate finishing capability available to the Company due to the Combination Mill beginning in 1998, along with market factors and other considerations, the production of finished plate has exceeded the steelmaking production of the Portland Mill. Beginning in 1999 and continuing through 2000, the Company purchased material quantities of semifinished steel slabs on the open market to offset this disparity. Such purchases are made on the spot market, and are dependent upon slab availability. While prices on the international slab market have been generally favorable and slab availability has not been restricted, the slab market and pricing are subject to significant volatility, and there is no assurance that slabs will be available at reasonable prices in the future. The Company expects semifinished slab purchases to represent approximately one-half of its production needs for finished plate in 2001.

MARKETING AND CUSTOMERS

       Steel products are sold by the Company principally through its own sales organizations, which have sales offices at various locations in the United States and Canada and, as appropriate, through foreign sales agents. In addition to selling to customers who consume steel products directly, the Company also sells to intermediaries such as steel service centers, distributors, processors and converters.

        The sales force is organized both geographically and by product line. The Company has separate sales forces for plate, coiled plate, DSAW pipe, ERW pipe, and rod and bar, and rail products. Most of the Company's sales are initiated by contacts between sales representatives and customers. Accordingly, the Company does not incur substantial advertising or other promotional expenses for the sale of its products. Except for contracts entered into from time to time to supply rail and DSAW pipe to significant projects (see Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operation"), the Company does not have any significant ongoing contracts with customers and orders placed with the Company generally are cancelable by the customer prior to production. Although no single customer or group of affiliated customers represented more than 10 percent of the Company's sales revenues in 2000, during 1999, the Company had sales to a single customer, Alliance Pipeline L.P., which accounted for nearly one-third of its total revenue for the year. It is not expected that sales to one customer in 2001 will represent more than 10 percent of total sales.

       The Company does not have a general policy permitting return of purchased steel products except for product defects. The Company does not routinely offer extended payment terms to its customers.

       The demand for a majority of the Company's products is not generally subject to significant seasonal trends. The Company's rail products are impacted by seasonal demand, as dictated by the major railroads' procurement schedules. Demand for oil country tubular goods ("OCTG"), which include both seamless pipe and ERW pipe, can be subject to seasonal factors, particularly for sales to Canadian customers. Overall demand for OCTG is subject to significant fluctuations due to the volatility of oil and gas prices and North American drilling activity as well as other factors including competition from imports. The Company does not have material contracts with the United States government and does not have any major supply contracts subject to renegotiation.

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

        The principal customers for ERW pipe produced at the Camrose Pipe Mill are in the provinces of Alberta and British Columbia, where most of Canada's natural gas and oil reserves are located. The Company believes its proximity to these gas fields gives the Company a competitive advantage. Demand for ERW pipe produced at the Camrose Pipe Mill is largely dependent on the level of exploration and drilling activity in the gas fields of western Canada..

RMSM DIVISION

     The primary customers for the Pueblo Mill's rail are the major western railroads. Rail is also sold directly to rail distributors, transit districts and short-line railroads. The Company believes its proximity to western and central rail markets benefits the Company's marketing efforts.

       The Company sells its bar products (primarily reinforcing bar) to fabricators and distributors. The majority of these customers are located within the mountain states of the United States.

       The Company's wire rod products are sold primarily to wire drawers ranging in location from the Midwest to the West Coast. The demand for wire rod is dependent upon a wide variety of markets, including agricultural, construction, capital equipment and the durable goods segments. The Company entered the high carbon rod market during 1995 as a direct result of the investment in the new rolling facility. Since that time, the Company's participation in the higher margin, high carbon rod market has steadily increased, to the point where it now represents nearly two-thirds of total rod product shipments. Typical end uses of high carbon rod include spring wire, wire rope, tire bead and tire cord.

       The Company's seamless pipe is sold primarily through an exclusive distribution agreement with another steel company. The distributor markets seamless casing, along with its own product offerings, to a large number of oil exploration and production companies. Sales of seamless pipe are made both through the distributor and, on a limited basis, directly to companies outside of the OCTG industry, such as construction companies. The market for the Company's seamless pipe is primarily domestic. The demand for this product is determined in large part by the number and drilling depths of the oil and gas drilling rigs working in the United States.

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

OREGON STEEL DIVISION

       The Company's principal domestic competitor in the specialty steel plate market is Bethlehem Lukens Plate ("Bethlehem"), the largest plate producer in North America. Bethlehem's considerable share of this market was created when Bethlehem Steel acquired Lukens Steel in 1998. Bethlehem operates five plate mills located in Indiana and Pennsylvania, with an estimated annual capacity in excess of 2 million tons. Bethlehem aggressively markets to major national accounts in fabrication and heavy-duty manufacturers as a single source supplier. Although not a major competitor in the western states, U.S. Steel, located in Indiana, is the second largest domestic specialty plate producer and does represent a significant competitor in the Midwest.

       The Company's principal domestic commodity plate competitor is Geneva Steel ("Geneva"). Geneva operates an integrated steelmaking facility in Utah, the only one west of the Mississippi, and has historically produced approximately 1.8 million tons of commodity plate per year. Geneva recently emerging from bankruptcy protection has made significant capital improvements to its plate-making equipment, including its melt shop, adding a variable caster and direct hot-rolling machinery. With a third plate mill expected to come on line in the first quarter of 2001, IPSCO Inc. ("IPSCO") could become the leader in the domestic plate market. IPSCO brought into production a green field 120" Steckel mill in Iowa in 1998, with that mill operating to nearly the same specifications as the Portland Mill. IPSCO also operates a smaller Steckel mill in Saskatchewan Canada, and the soon to be completed Steckel mill in Mobile, Alabama. IPSCO competes primarily in the Midwest commodity plate market, in other selected target markets and in the coiled plate market throughout the U.S. During the fourth quarter of 2000, Nucor Corporation completed construction of and began selling plate from a one million-ton steel plate facility in Hertford County, North Carolina, which is expected to alter the competitive landscape as production increases.

       Domestic steel producers also face significant competition from foreign producers and have been, and may continue to be, adversely affected by unfairly traded imports. Imports of finished steel products accounted for approximately 24 percent, 22 percent and 27 percent of the domestic market in 2000, 1999 and 1998, respectively. In November 2000, the U.S. International Trade Commission ("USITC"), in a sunset review of orders issued in 1992, upheld antidumping duties against 11 countries, dropping only Canada from the earlier order. Despite the USITC's various decisions regarding discrete plate, significant imports continue to flow into the United States, both in commodity and specialty plate products, and continue to have an impact on the Company's participation in the domestic plate market.

       The Company's principal domestic competitors in the large diameter steel pipe market at this time are Berg Steel Pipe Corporation, located in Florida, and SAW Pipe, located in Texas. International competitors consist primarily of Japanese and European pipe producers. The principal Canadian competitor is IPSCO with the pipe mills in Regina, Saskatchewan. Demand for the Company's pipe in recent years is primarily a function of new construction of oil and gas transportation pipelines and to a lesser extent maintenance and replacement of existing pipelines. Construction of new pipelines domestically depends to some degree on the level of oil and gas exploration and drilling activity.

       The competition in the market for ERW pipe is based on availability, price, product quality and responsiveness to customers. The need for this product has a direct correlation to the drilling rig count in the United States and Canada. Principal competitors in the ERW product in western Canada are IPSCO and Prudential Steel Ltd., located in Calgary, Alberta.

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

ENVIRONMENTAL MATTERS

       The Company is subject to extensive United States and foreign federal, state and local environmental laws and regulations concerning, among other things, wastewater, air emissions, toxic use reduction and hazardous materials disposal. The Portland and Pueblo Mills are classified in the same manner as other similar steel mills in the industry as generating hazardous waste materials because the melting operation of the electric arc furnace produces dust that contains heavy metals. This dust, which constitutes the largest waste stream generated at these facilities, must be managed in accordance with applicable laws and regulations.

       The Clean Air Act Amendments ("CAA") of 1990 imposed responsibilities on many industrial sources of air emissions, including plants owned by the Company. In addition, the monitoring and reporting requirements of the law have subjected and will subject all companies with significant air emissions to increased regulatory scrutiny. The Company submitted applications in 1995 to the Oregon Department of Environmental Quality ("DEQ") and the Colorado Department of Public Health and Environment ("CDPHE") for permits under Title V of the CAA for the Portland and Pueblo Mills, respectively. A Title V permit was issued for the Portland Mill and related operations in December 2000. The Title V permit for the Pueblo Mill may be issued under conditions that would require the Company to incur substantial future capital expenditures directed at reducing air emissions; which are expected to be addressed by the improvements discussed below.

       It is unknown at present what the ultimate cost of adhering to the CAA will be. The cost will depend on a number of site-specific factors. Regardless of the outcome of the matters discussed below, the Company anticipates that it will be required to make additional expenditures, and may potentially be required to pay higher permitting fees to governmental agencies, as a result of the law and future laws regulating air emissions.

       The Company's future expenditures for installation of and improvements to environmental control facilities, remediation of environmental conditions and other similar matters are difficult to predict accurately. It is likely that the Company will be subject to increasingly stringent environmental standards including those under the CAA, the Clean Water Act Amendments of 1990, the storm water permit program and toxic use reduction programs. It is also likely that the Company will be required to make potentially significant expenditures relating to environmental matters on an ongoing basis. Even though the Company has established certain reserves for environmental remediation as described below, there is no assurance regarding the remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, necessitating further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts reserved. There is no assurance that expenditures of the nature described below, or that liabilities resulting from hazardous substances located on the Company's property or used or generated in the conduct of its business, or resulting from circumstances, actions, proceedings or claims relating to environmental matters, will not have a material adverse effect on the Company's consolidated financial condition, consolidated earnings or consolidated cash flows.

OREGON STEEL DIVISION

       In May 2000, the Company entered into a Voluntary Clean-up Agreement with the DEQ committing it to conduct an investigation of whether, and to what extent, past or present operations at the Portland Mill might have affected sediment quality in the Willamette River. The Company has begun preliminary studies related to this investigation; however, no conclusive data have been obtained. The Company has expended an immaterial amount to date; however, it appears that further investigation, with associated costs, will be necessary to complete the request. It is not presently possible to estimate the costs associated with completion of this investigation.

       In a related manner, in December 2000, the Company received a notice from the U.S. Environmental Protection Agency ("EPA"), identifying it, along with many other entities, as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act with respect to contamination in a portion of the Willamette River that has been designated as a Superfund site. As the Portland Mill is located downstream from the portion of the river so designated, the Company has requested from the EPA evidence with respect to the basis for the potential liability. It is not presently possible to determine the costs associated with this designation, in the event the Company is unable to demonstrate that it is not a PRP.

RMSM DIVISION

     In connection with the acquisition of CF&I, the Company accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. The Company believed this amount was the best estimate from a range of $23.1 million to $43.6 million. The Company's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 2000, the accrued liability was $32.5 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

     The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the first quarter of 2000. Although the Action was not quantified at that time, the result for the Company could have been the levying of significant fines and penalties, requirements to alter its operating practices, requirements to accelerate or expand the capital expenditure program or a combination of any of the above. During February 2001, the Company reached a settlement with the CDPHE. See Part I, Item 3, "Legal Proceedings", for discussion of the terms of the settlement. In a related matter, on April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that the Company had violated the CAA at the Pueblo Mill for a period extending over five years. The suit seeks damages and to compel the Company to incur significant capital improvements or to alter its operating procedures so that the Pueblo Mill would be in compliance with more stringent environmental operating standards than the Company currently observes. The Company expects that the impact of any adverse determination reached in this matter would be at least partially mitigated as a result of actions taken as a result of the agreement with the CDPHE noted above. In the opinion of management, the outcome of this matter should not have a material adverse effect on the consolidated financial condition of the Company.

LABOR DISPUTE

     The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997, the Union initiated a strike at CF&I for approximately 1,000 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work, contractors and salaried employees.

     On December 30, 1997, the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees. As of December 31, 2000, approximately 530 formerly striking employees had either returned to work or had declined CF&I's offer of equivalent work. At December 31, 2000, approximately 430 formerly striking workers remain unreinstated ("Unreinstated Employees").

       On February 27, 1998 the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). CF&I not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision upholding certain allegations against CF&I. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington D.C. The ultimate determination of the issues may require a ruling from the appropriate United States appellate court.

       In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the adverse determination. The number of Unreinstated Employees entitled to back pay would probably be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. Given the inability to either determine the extent the adverse and offsetting mitigating factors discussed above will impact the liability or to quantify the financial impact of any of these factors, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

       During the strike by the Union at CF&I, 38 bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of New CF&I, refused to report to work for an extended period of time, claiming that concerns for their safety prevented them from crossing the picket line. The bargaining unit employees of C&W were not on strike, and because the other C&W employees reported to work without incident, C&W considered those employees to have quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The various unions representing those individuals filed claims with C&W asserting that the C&W had violated certain provisions of the applicable collective bargaining agreement, the Federal Railroad Safety Act ("FRSA"), or the Railway Labor Act. In all of the claims, the unions demand reinstatement of the former employees with their seniority intact, back pay and benefits.

       The United Transportation Union ("UTU"), representing thirty of the former employees, asserted that their members were protected under the FRSA and pursued their claim before the Public Law Board ("PLB"). A hearing was held in November 1999, and the PLB, with one member dissenting, rendered an award on January 8, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. On February 6, 2001, C&W filed a petition for review of that award in the District Court for the District of Colorado, and intends to pursue this matter through the appropriate United States appellate court, if necessary. Given the inability to determine the number of former employees who intend to return to work at C&W and the extent to which the adverse and mitigating factors discussed above will impact the liability for back pay and benefits, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

       Of the remaining former C&W employees, the claims are either pending or have been adjudicated in favor of C&W. For those matters that are still pending, C&W intends to vigorously defend itself, and believe that it has meritorious defenses against the outstanding claims. For those claims that have been decided in its favor, there is no assurance that further appeals will not be pursued by the claimant or the union. The outcome of such proceedings is inherently uncertain, and it is not possible to estimate any potential settlement amount that would result from adverse court or arbitral decisions.

EMPLOYEES

       As of December 31, 2000, the Company had approximately 1,900 full-time employees. Within the Oregon Steel Division, neither the employees of the Portland Mill, the Napa Pipe Mill nor the corporate headquarters are represented by a union. Approximately 80 employees at the Camrose

Pipe Mill are members of the Canadian Autoworkers Union ("CAU"), and are working under the terms of a collective bargaining agreement that expires in 2003. Approximately 680 employees of the RMSM Division work under collective bargaining agreements with several unions, including the Union. The Company and the Union have been unable to agree on terms for a new labor agreement. See "Business-Labor Dispute".

     The domestic employees of the Oregon Steel Division participate in the Employee Stock Ownership Plan ("ESOP"). As of December 31, 2000, the ESOP owned approximately 5 percent of the Company's outstanding common stock. At the Board's discretion, common stock is contributed to the ESOP. The Company also has profit participation plans for its employees, with the exception of bargaining unit employees of Camrose, which permits eligible employees to share in the pretax income of their operating unit. The Company may modify, amend or terminate the plans, at any time, subject to the terms of various labor agreements.


ITEM 2.  PROPERTIES

OREGON STEEL DIVISION

       The Portland Mill is located on approximately 143 acres owned by the Company in the Rivergate Industrial Park in Portland, Oregon, near the confluence of the Columbia and Willamette rivers. The operating facilities principally consist of an electric arc furnace, ladle metallurgy station, vacuum degasser, slab casting equipment and the Combination Mill, and along with its administrative office building, occupy approximately 86 acres of the site. The remaining 57 acres consist of two waterfront sites. The Company's heat-treating facilities are located nearby on a 5-acre site owned by the Company.

       The Company owns approximately 152 acres in Napa, California, with the Napa Pipe Mill occupying approximately 92 of these acres. The Company also owns a 325,000 square foot steel fabricating facility adjacent to the Napa Pipe Mill. The fabricating facility is not currently operated by the Company, rather leased to operators on a short-term basis, and consists of industrial buildings containing equipment for the production and assembly of large steel products or components.

     Camrose owns the Camrose Pipe Mill, located on approximately 67 acres in Camrose, Alberta, Canada, with the large diameter pipe mill and the ERW pipe mill occupying approximately 4 acres and 3 acres, respectively, in addition to a 3,600 square foot office building on the site. The sales staff leases office space in Calgary, Alberta, Canada. The property, plant and equipment of Camrose, and certain other assets, are collateral for the Camrose (CDN) $15 million revolving credit facility (see Note 7 to the Consolidated Financial Statements).


RMSM DIVISION

       The Pueblo Mill is located in Pueblo, Colorado on approximately 570 acres. The operating facilities principally consist of two electric arc furnaces, a ladle refining furnace and vacuum degassing system, two 6-strand continuous round casters for producing semifinished steel, and three finishing mills, a rail mill, a seamless pipe mill, and a rod and bar mill. In October 2000, the Company reopened the seamless pipe mill which had been idle since its shutdown in May 1999.

       At December 31, 2000, the Company had the following nominal capacities, which are affected by product mix:

                                                     PRODUCTION      PRODUCTION
                                                      CAPACITY         IN 2000
                                                     ----------      ----------
                                                               (TONS)
Portland Mill:          Melting                        840,000         620,300
                        Finishing                    1,200,000         804,700
Napa Pipe Mill:         Steel Pipe                     400,000          64,500
Camrose Pipe Mill:      Steel Pipe                     325,000          79,300
Pueblo Mill:            Melting                      1,200,000         840,800
                        Finishing Mills (1)          1,200,000         740,300

-------------------------
(1) Includes the production capacity and production in 2000 of 150,000 tons and 22,500 tons, respectively, of the seamless pipe mill.

       The 11% First Mortgage Notes ("Notes") are secured, in part, by a lien on substantially all of the property, plant and equipment of the Company, exclusive of Camrose. New CF&I and CF&I (collectively, the "Guarantors") have pledged substantially all of their property, plant and equipment and certain other assets as security for their guarantees of the Notes. (See Note 7 to the Consolidated Financial Statements.)


ITEM 3.  LEGAL PROCEEDINGS


       See Part I, Item 1, "Business - Environmental Matters", for discussion of
(a) environmental investigation agreement entered into with the DEQ; (b) PRP notification received from the EPA, and (c) lawsuit initiated by the Union alleging violations of the CAA.

       See Part I, Item 1, "Business - Labor Dispute", for the status of the labor dispute at RMSM.

       In February 2001, the Company reached a settlement with the CDPHE, agreeing to pay $600,000 in penalties for alleged violations of the state's air quality and opacity regulations (see Part I, Item 1, "Business - Environmental Matters"), and committed $400,000 for as-yet unspecified environmental projects within the Pueblo, Colorado community. In addition, the Company committed over the next two years to alter its operating procedures and make capital expenditures to install additional air pollution control equipment. The Company expects these expenditures to total $15 million. The Company will also be required to make on-going annual expenditures of approximately $200,000 for the next two years to monitor progress towards achieving agreed upon operating conditions, and for another two years after that period to monitor compliance with the agreed upon operating conditions.

       The Company is party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

       The Company maintains insurance against various risks, including certain types of tort liability arising from the sale of its products. The Company does not maintain insurance against liability arising out of waste disposal, on-site remediation of environmental contamination or earthquake damage to its Napa Mill and related properties because of the high cost of such insurance coverage. There is no assurance that the insurance coverage currently carried by the Company will be available in the future at reasonable rates, if at all.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were voted upon during the fourth quarter of the year ended December 31, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders.

       The name of each executive officer of the Company, age as of February 1, 2001 and position(s) and office(s) and all other positions and offices held by each executive officer are as follows:

                                                            DATE ASSUMED
NAME                AGE    POSITION(S)                      PRESENT POSITION(S)
----                ---    -----------                      -------------------

Joe E. Corvin       56     President and                    January 2000
                           Chief Executive Officer

L. Ray Adams        50     Vice President, Finance          March 1991
                           Chief Financial Officer
                           Treasurer and Secretary

Steven M. Rowan     55     Vice President,                  February 1992
                           Materials and Transportation

Jeff S. Stewart     39     Corporate Controller             January 2000


       Each of the executive officers named above has been employed by the Company in an executive or managerial role for at least five years.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND
             RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded on the New York Stock Exchange. At December 31, 2000, the number of common stockholders of record was 919. Information on quarterly dividends and common stock prices is shown on page 21 and incorporated herein by reference.

      The Indenture under which the Company's Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including common stock dividends. One of the restrictions on cash dividends is based on the Company's net income in relation to its fixed charges, as defined. Under that restriction, there was no amount available for cash dividends at December 31, 2000. (See Note 7 to the Consolidated Financial Statements and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").



ITEM 6.      SELECTED FINANCIAL DATA


                                                                       YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------------
                                                 2000             1999            1998              1997               1996
                                               --------         --------         --------         ---------          --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE, TON AND PER TON AMOUNTS)

Income Statement Data:
Sales                                        $  636,470       $  821,984       $  892,583        $  768,558        $  772,815
Cost of sales                                   583,469          693,796          781,789           681,398           670,819
Settlement of litigation                              -           (7,027)          (7,037)                -                 -
Loss (gain) on sale of assets                      (290)             501           (4,746)           (2,228)                -
Selling, general and administrative
     expenses                                    51,486           55,992           56,189            51,749            44,857
Profit participation and other incentive
     compensation                                   698           10,540            2,890             7,157             7,844
                                             ----------       ----------       ----------        ----------        ----------
     Operating income                             1,107           68,182           63,498            30,482            49,295
Interest expense                                (34,936)         (35,027)         (38,485)          (10,216)          (12,479)
Other income (expense), net                       4,355            1,290             (484)            4,249              (458)
Minority interests                                   (7)          (1,475)          (4,213)           (5,898)           (1,204)
Income tax benefit (expense)                     11,216          (13,056)          (8,387)           (6,662)          (11,407)
                                             ----------       ----------       ----------        ----------        ----------
      Net income (loss)                      $  (18,265)      $   19,914       $   11,929        $   11,955        $   23,747
                                             ==========       ==========       ==========        ==========        ==========
COMMON STOCK INFORMATION:
Basic and diluted net income (loss) per
   share                                          $(.69)            $.76             $.45              $.45             $1.02
Cash dividends declared per share                  $.06             $.56             $.56              $.56              $.56
Weighted average common shares and
     common equivalents outstanding              26,375           26,375           26,368            26,292            23,333
BALANCE SHEET DATA (AT DECEMBER 31):
Working capital                              $  108,753       $  101,177       $   34,427        $  115,322        $  120,996
Total assets                                    880,354          877,254          993,970           986,620           913,355
Current liabilities                             126,748          101,660          252,516           147,496           114,729
Long-term debt                                  314,356          298,329          270,440           367,473           330,993
Total stockholders' equity                      331,645          352,402          345,117           349,007           353,041
OTHER DATA:
Depreciation and amortization                $   46,506       $   47,411       $   45,164        $   28,642        $   29,025
Capital expenditures                         $   16,684       $   15,907       $   27,754        $   81,670        $  156,538
Total tonnage sold:
    Oregon Steel Division                       871,500          969,800          808,800           567,000           607,600
    RMSM Division                               757,000          734,900          861,700           907,600           893,200
                                             ----------       ----------      -----------        ----------        ----------
   Total tonnage sold                         1,628,500        1,704,700        1,670,500         1,474,600         1,500,800
                                             ==========       ==========      ===========        ===========       ==========

Operating margin (1)                                0.1%             7.5%            5.8%              3.7%              6.4%
Operating income per ton sold (1)                    $1              $36             $31               $19               $33

----------------------------------
(1) Excludes settlement of litigation and gains and losses on sale of assets.

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

       The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its subsidiaries ("Company"), which include wholly-owned Camrose Pipe Corporation which wholly-owns Canadian National Steel Corp. which in turn owns a 60 percent interest in Camrose Pipe Company ("Camrose"); and 87 percent owned New CF&I, Inc. ("New CF&I") which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"). The Company also directly owns an additional 4.3 percent interest in CF&I. In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills. All significant intercompany balances and transactions have been eliminated.

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

       The following table sets forth, for the periods indicated, the percentage of sales represented by selected income statement items and information regarding selected balance sheet data:

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                        2000         1999       1998
                                                      -------      -------     -------

INCOME STATEMENT DATA:
   Sales                                               100.0%       100.0%      100.0%
   Cost of sales                                        91.6         84.4        87.6
   Settlement of litigation                                -          (.9)        (.8)
   Loss (gain) on sale of assets                           -           .1         (.5)
   Selling, general and administrative expenses          8.1          6.8         6.3
   Profit participation and other incentive
         compensation                                     .1          1.3          .3
                                                      ------       ------      ------
        Operating income                                  .2          8.3         7.1
   Interest expense                                     (5.5)        (4.2)       (4.3)
   Other income (expense), net                            .7           .1         (.1)
   Minority interests                                      -          (.2)        (.5)
                                                      ------       ------      ------

        Pretax income (loss)                            (4.6)         4.0         2.2
   Income tax benefit (expense)                          1.7         (1.6)        (.9)
                                                      ------       ------      ------
        Net income (loss)                               (2.9)%        2.4%        1.3%
                                                      ======       ======      ======

BALANCE SHEET DATA (AT DECEMBER 31):
   Current ratio                                       1.9:1        2.0:1       1.1:1
   Total debt as a percent of capitalization            49.6%        46.6%       51.8%
   Net book value per share                           $12.87       $13.67      $13.39

       The following table sets forth by division, for the periods indicated, tonnage sold, revenues and average selling price per ton:

                                                   YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                                2000       1999         1998
                                             --------   ---------    ---------
TOTAL TONNAGE SOLD:
    Oregon Steel Division:
        Plate and Coil                        726,800     450,200      352,700
        Welded Pipe                           144,700     519,600      456,100
                                            ---------   ---------    ---------
             Total Oregon Steel Division      871,500     969,800      808,800
                                            ---------   ---------    ---------

    RMSM Division:
         Rail                                 314,700     299,000      401,400
         Rod and Bar                          395,100     407,600      354,500
         Seamless Pipe (1)                     10,400      19,600       68,900
         Semifinished                          36,800       8,700       36,900
                                            ---------   ---------    ---------
              Total RMSM Division             757,000     734,900      861,700
                                            ---------   ---------    ---------

              Total Company                 1,628,500   1,704,700    1,670,500
                                            =========   =========    =========

REVENUES (IN THOUSANDS):
    Oregon Steel Division                   $ 365,076    $569,822     $536,947
    RMSM Division                             271,394     252,162      355,636
                                            ---------    --------     --------
              Total Company                 $ 636,470    $821,984     $892,583
                                            =========    ========     ========

AVERAGE SELLING PRICE PER TON:
    Oregon Steel Division                        $419        $588         $664
    RMSM Division                                $358        $343         $413
              Company Average                    $391        $482         $534


-----------------------
(1) The Company suspended operation of the seamless pipe mill in May 1999. Operations of the mill resumed in October 2000.


       The Company's long range strategic plan emphasizes the commitment to increase the Company's offering of specialty products, particularly in the plate, rail and rod businesses, while seeking to minimize the impact of individual product cycles on the Company's financial performance. To achieve these goals, the Company is developing additional product offerings and extending its market penetration from the western United States to a national marketing presence.

      The Company's operating results were negatively affected for 2000 by, among other things, a lack of industry-wide demand for welded pipe products. As a consequence, the Company shifted its sales and marketing efforts to specialty and commodity steel plate products, which, while maintaining total overall shipment levels near prior years, led to significant decreases in sales revenues realized for 2000. The specialty and commodity plate markets have been impacted by both new sources of domestic supply and continued imports from foreign suppliers, which has adversely affected average selling prices for the Company's plate products. High fixed costs motivate steel producers to maintain high output levels even in the face of falling prices, thereby increasing further downward pressures on selling prices. The domestic steel industry and the Company's business are highly cyclical in nature and these factors and others have adversely affected the profitability of the Company.

     The Company expects pricing pressure to continue in most of its product lines into the foreseeable future. While demand for the Company's plate and large diameter pipe products is improving, pricing remains depressed. Rail production is also expected to be down from the prior year due to customer cutbacks in rail procurement. In addition, high natural gas prices are expected to have a negative impact on the cost of production of the Company's steel mills in the first quarter of 2001. As the year progresses, the Company expects to see improved pricing and volume in plate, DSAW pipe and ERW pipe products and declining natural gas costs. As a result, the Company anticipates that net losses will continue in the first quarter, and expects to approach break even in the second quarter of 2001 and achieve profitability in the second half of the year. These results are subject to risks and uncertainties, and actual results could differ materially.

       The Company expects to ship approximately 1.8 million tons of product during 2001. The Oregon Steel Division anticipates that it will ship more than 350,000 tons of welded pipe shipments and approximately 600,000 tons of plate and coil products during 2001. If these levels are realized, welded pipe shipments will have increased significantly from the 144,700 tons shipped in 2000 due to the then weaker market conditions for large diameter welded pipe. The RMSM Division anticipates that it will ship approximately 280,000 tons of rail in light of the railroads' procurement cutbacks and around 480,000 tons of rod, bar, and semifinished products. Strong demand for all OTCG products, including seamless pipe, is envisioned for the entire 2001 year, and the RMSM Division expects to ship at least 120,000 tons of seamless pipe during the year.

COMPARISON OF 2000 TO 1999

     SALES. Sales in 2000 of $636.5 million decreased $185.5 million, or 22.6 percent from sales of $822.0 million for 1999. Shipments were down 4.5 percent at 1,628,500 tons for 2000 compared to 1,704,500 tons for 1999; however the average selling price per ton declined $91 from $482 for 1999 to $391 for 2000. The decrease in average selling price and total sales primarily resulted from the shift in product mix from welded pipe products to plate and coil products and declining average selling prices per ton for plate and welded pipe offset in part by higher average selling prices achieved on rail, seamless pipe and rod and bar products. Welded pipe and seamless pipe products combined accounted for only 14.9 percent and 9.5 percent of sales revenue and product shipped, respectively, for the year ended 2000, after accounting for 49.4 percent and
31.6 percent, respectively, for the year ended 1999.

     For 2000, the Oregon Steel Division shipped 871,500 tons of plate, coil and welded pipe products at an average selling price per ton of $419 compared to 969,800 tons with an average selling price per ton of $588 for 1999. The decline in average selling price results primarily from the decrease in the percentage of higher priced welded pipe products and a decrease in the average selling price for both plate and welded pipe. The decreased shipments were the result of the decrease in welded pipe shipments, which were negatively affected by the completion of the Alliance Pipeline contract in 1999 and by a weak domestic welded pipe market. The division's plate mill produced 804,700 tons of plate and coil products during 2000 compared to 796,100 during 1999, however, for 2000, the Company further processed only 9.7 percent of its production as welded pipe, down from 43.4 percent of production during 1999.

     The RMSM Division shipped 757,000 tons at an average selling price of $358 per ton for 2000 compared to 734,900 tons at an average selling price of $343 per ton for 1999. The increase in average selling price results primarily from the shift in product mix to higher priced rail products from rod and bar products and an increase in the average selling price for all of the Division's product lines for 2000 as compared to 1999. Seamless pipe was particularly affected, with the average selling price increasing by $230 per ton as compared to the period one year ago. The seamless pipe mill restarted operations in October 2000 after being idled in May 1999, in response to the market opportunities created by the recent activity in oil and gas drilling in the western United States and Canada.

     GROSS PROFITS. Gross profit was $53 million, or 8.4 percent for 2000 compared to $128.2 million, or 15.6 percent for 1999. The $75.2 million decrease in gross profit was primarily due to the reduction in welded pipe shipments for 2000, driven by a lack of market demand, which led to decreases in both volume of shipments and average selling price per ton for welded pipe. Also, the average gross profit per ton for the Company's plate products was reduced due to declining average selling prices for 2000 as compared to 1999. Offsetting these decreases was improved average margins for the Company's rod and bar products, as the Company was able to sell a greater percentage of specialty rod products for 2000 as compared to 1999. The effect of restarting the seamless mill also mitigated the decrease in gross profit, as the seamless mill was reopened with minimal start-up costs in 2000, as opposed to the significant shutdown and severance costs incurred in 1999 when operation of the mill was suspended.

     SETTLEMENT OF LITIGATION. The Company recorded a $7.0 million gain for 1999 from litigation settlements with various graphite electrode suppliers.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses at $51.5 million for 2000 decreased by 8.0 percent from $56.0 million for 1999, primarily due to decreased shipping costs and reduced costs resulting from a reduction in workforce at the Napa Pipe Mill. SG&A expenses increased as a percentage of sales to 8.1 percent for 2000 from 6.8 percent for 1999, primarily due to the decrease in sales revenue exceeding the corresponding declines in volume of product shipped.

     PROFIT PARTICIPATION. Profit participation plan expense was $698,000 for 2000 compared to $10.5 million for 1999. The decrease in 2000 reflects the negative operating results of the Oregon Steel Division in 2000.

     INTEREST EXPENSE. Total interest expense for 2000 was unchanged from 1999 at $35.0 million; however, the interest cost before capitalized interest was lower at $35.8 million for 2000 as compared to $36.0 million for 1999. The lower interest cost is primarily the result of a reduction in average outstanding debt principal for 2000 as compared to 1999, but was partially offset by an increase in the Company's average borrowing rate.

     INCOME TAX EXPENSE. The Company's effective benefit rate for state and federal taxes for 2000 was 38.0 percent as compared to an income tax rate of
39.6 percent for 1999.

COMPARISON OF 1999 TO 1998

     SALES. Sales for 1999 of $822.0 million decreased 7.9 percent from sales of $892.6 million for 1998. Shipments were up slightly at 1,704,700 tons for 1999 as compared to 1,670,500 tons for 1998. The average selling price for 1999 was $482 per ton versus $534 per ton for 1998. The decrease in consolidated average selling price was a result of reduced average selling prices for plate, coil, rod and rail, and decreased shipments of rail and seamless pipe as a percentage of total shipments.

     The Oregon Steel Division shipped 969,800 tons of plate, coil and welded pipe products at an average selling price per ton of $588 for 1999 compared to 808,800 tons with an average selling price per ton of $664 for 1998. The increased shipments were the result of a 27.6 percent increase in plate and coil shipments and a 13.9 percent increase in pipe shipments. The decline in average selling price of 11.4 percent results primarily from the decline in prices for plate products, the decrease in the percentage of higher priced welded pipe products and a decrease in the Canadian welded pipe products' average selling price. The average selling price for plate declined 21 percent for 1999 primarily due to the high levels of imported steel plate. See Part I "Business - Competition and Other Market Factors". The division's plate mill produced 796,100 tons of plate and coil products during 1999 compared to 630,500 during 1998.

     The RMSM Division shipped 734,900 tons at an average selling price per ton of $343 for 1999 compared to 861,700 tons with an average selling price per ton of $413 for 1998. The 14.7 percent decline in total shipments for 1999 is the result of reduced rail, seamless pipe and semi-finished product shipments partially offset by increased rod and bar shipments. In May of 1999, the division suspended its seamless pipe operations due to poor market conditions. Lower rail shipments for 1999 were the result of reduced domestic demand for rail products.

     GROSS PROFITS. Gross profit was 15.6 percent for 1999 compared to 12.4 percent for 1998. Gross profit was favorably affected by higher shipments of welded pipe products and lower manufacturing costs for plate and welded pipe products, due in part to improved production from the Combination Mill. The favorable costs for plate and welded pipe products were partially offset by the lower average selling prices noted previously, by losses in the seamless pipe business for 1999, and by the subsequent shutdown and severance costs incurred in the temporary closure of the seamless pipe mill.

     SETTLEMENT OF LITIGATION. The Company recorded a $7.0 million gain for 1999 from litigation settlements with various graphite electrode suppliers. A settlement of similar claims totaled $7.0 million for 1998.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses at $56.0 million for 1999 remained essentially unchanged from $56.2 million for 1998, but increased as a percentage of sales to 6.8 percent in 1999 from 6.3 percent in 1998. The percentage increase was primarily due to the decrease in sales revenue exceeding the corresponding declines in volume of product shipped.

     PROFIT PARTICIPATION. Profit participation plan expense was $10.5 million in 1999 compared to $2.9 million in 1998. The increase in 1999 reflects the increased operating profitability of the Oregon Steel Division in 1999.

     INTEREST EXPENSE. Total interest expense for 1999 was $35.0 million compared to $38.5 million in 1998, and the interest cost before capitalized interest was decreased at $36.0 million for 1999 as compared to $39.7 million for 1998. The lower interest cost is primarily the result of a net reduction in debt principal for 1999.

     INCOME TAX EXPENSE. The Company's effective income tax rate for state and federal taxes was 39.6 percent for 1999 compared to 41.3 percent for 1998. The effective income tax rate for 1998 varied from the combined state and federal statutory rate due to the expiration of certain state tax credits and an establishment of a $3.1 million valuation allowance for state tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flow used in operations for 2000 was $3.0 million as compared to cash flow provided by operations of $98.6 million in 1999. The major items affecting the $101.6 million change in cash flows were the net loss in 2000 versus net income for 1999 ($38.2 million), the non-cash benefit recorded associated with deferred taxes for 2000 ($19.7 million), and an increase in net receivables in 2000 versus a decrease in 1999 ($33.3 million).

      Net working capital at December 31, 2000 increased $7.6 million compared to December 31, 1999, reflecting a $32.7 million increase in current assets offset by a $25.1 million increase in current liabilities. The increase in current assets was primarily due to increased accounts receivable and inventories, $28.6 million and $12.4 million, respectively, related to the increase in sales at RMSM in the fourth quarter. The increase in current liabilities was primarily due to an increase in accounts payable of $23.6 million which resulted from the increase in inventories.

     The Company has $228.3 million principal amount of First Mortgage Notes ("Notes"), due 2003, payable to outside parties, which bear interest at 11 percent. The Guarantors guarantee the Notes. The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company (exclusive of Camrose) and the Guarantors. The collateral does not include, among other things, accounts receivable and inventory. The Indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, there was no amount available for cash dividends at December 31, 2000.

     On December 1, 2000, the Company entered into a $125 million Revolving Credit Facility ("Credit Agreement"), which expires on April 30, 2003. The Guarantors guarantee the Credit Agreement. The amount available is the lesser of $125 million or the sum of the product of the Company's eligible domestic accounts receivable and inventory balances and specified advance rates. The Credit Agreement and guarantees are secured by these assets in addition to a shared certificate of certain equity and intercompany interests of the Company. At the Company's election, interest on the Credit Agreement is based on either the Eurodollar rate plus a margin of 2.75 percent, or the prime rate plus a margin of .5 percent. As of December 31, 2000, the average interest rate for the Credit Agreement was 9.65 percent. The unused line fees are .38 percent of the difference from $125 million and the amount outstanding, including letters of credit. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth, minimum earnings before interest, taxes, depreciation and amortization coverage ratio, maximum annual capital expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than borrowings provided by the Credit Agreement. The Company cannot issue cash dividends without prior approval from the lenders. There is a fee payable in the event the Credit Agreement is terminated prior to April 30, 2003, decreasing after each subsequent anniversary of the Credit Agreement's obligation. At December 31, 2000, the outstanding balance on the Credit Agreement was $69.8 million.

      The Company is able to draw up to $15 million of the borrowings available under the Credit Agreement to support issuance of letters of credit and similar contracts. At December 31, 2000, $9.1 million was restricted under outstanding letters of credit.

       CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets, principally the Pueblo, Colorado steelmaking and finishing facilities, from CF&I Steel Corporation. This debt is without stated collateral and is payable over ten years, bearing interest at 9.5 percent. As of December 31, 2000, the outstanding balance on the debt was $23.2 million, of which $14.5 million was classified as long-term.

      Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. The facility expires September 12, 2002. At the Company's election, interest is payable based on either the bank's Canadian dollar prime rate, the bank's U.S. dollar prime rate, or LIBOR. As of December 31, 2000, the interest rate of this facility was 7.5 percent. Annual commitment fees are .25 percent of the unused portion of the credit line. There was $1.8 million outstanding at December 31, 2000.

      During 2000 the Company expended approximately $6.7 million (exclusive of capitalized interest) on the capital projects at the RMSM Division and $9.2 million (exclusive of capitalized interest) on capital projects at the Oregon Steel Division. For 2001, the RMSM Division and the Oregon Steel Division have budgeted (exclusive of capitalized interest) approximately $10 million and $8 million, respectively, for capital projects at the manufacturing facilities.

      Despite the unfavorable operating results for 2000, the Company has been able to fulfill its needs for working capital and capital expenditures, due in part on its ability to secure adequate financing arrangements. The Company expects that operations will continue for 2001, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the Credit Agreement. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. In that event, or for other reasons, the Company may be required to seek alternative financing arrangements. There is no assurance that such sources of financing will be available if required or, if available, will be on terms satisfactory to the Company. The Company's level of indebtedness presents other risks to investors, including the possibility that the Company and its subsidiaries may be unable to generate cash sufficient to pay the principal of and interest on their indebtedness when due. The Company is currently in compliance with the restrictive debt covenants applicable to its financing arrangements; however, in the event the Company is unable to comply with any of these covenants in the future, the holders of such indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and to proceed against their collateral, if applicable. These actions would likely have a material adverse effect on the Company.

NEW ACCOUNTING PRONOUNCEMENTS

      See Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements".


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

 INTEREST RATE RISK

      Sensitivity analysis was used to determine the potential impact that market risk exposure may have on the fair values of the Company's financial instruments, including debt and cash equivalents. The Company has assessed the potential risk of loss in fair values from hypothetical changes in interest rates by determining the effect on the present value of the future cash flows related to those market sensitive instruments. The discount rates used for such present value computations were selected based on market interest rates in effect at December 31, 2000, plus or minus 10 percent.

      A 10 percent decrease in interest rates with all other variables held constant would result in an increase in the fair value of the Company's financial instruments by $10.8 million. A 10 percent increase in interest rates with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by $10.0 million. There would not be a material effect on consolidated earnings or consolidated cash flows from those changes alone.

FOREIGN CURRENCY RISK

      In general, the Company uses a single functional currency for all receipts, payments and other settlements at its facilities. Occasionally, transactions will be denominated in another currency and a foreign currency forward exchange contract is used to hedge currency gains and losses; however, at December 31, 2000, the Company did not have any open forward contracts.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                            QUARTERLY FINANCIAL DATA - UNAUDITED


                                                        2000                                             1999
                                    -------------------------------------------------------------------------------------------
                                      4TH          3RD        2ND         1ST         4TH          3RD         2ND         1ST
                                    -------      -------    -------     -------      ------      ------      ------      ------
                                                               (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Sales                               $153.1       $156.7     $161.8      $164.9       $187.1      $205.9      $189.3      $239.7
Operating income (loss)                1.7          8.0         .9        (9.5)         6.6        21.4        15.9        24.3
Net income (loss)                     (4.1)         (.4)      (3.0)      (10.8)        (2.0)        8.3         5.2         8.4
Basic and diluted net income
   (loss) per share                  $(.15)       $(.02)     $(.11)      $(.41)       $(.07)       $.31        $.20        $.32
Dividends declared per
   common share                        $ -         $.02       $.02        $.02        $ .14        $.14        $.14        $.14
Common stock price per share
   range:
      High                           $2.38        $3.63      $4.00       $8.50       $11.13      $14.25      $17.00      $14.50
      Low                             1.00         1.88       1.63        3.38         6.25       10.31       10.38        9.13
Average shares and
   equivalents outstanding            26.4         26.4       26.4        26.4         26.4        26.4        26.4        26.4


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Oregon Steel Mills, Inc.

       In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(ii) on page 41 present fairly, in all material respects, the financial position of Oregon Steel Mills, Inc. and its subsidiaries at December 31, 2000, 1999, and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(iii) on page 41 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Portland, Oregon
January 25, 2001




                                                OREGON STEEL MILLS, INC.
                                              CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                DECEMBER 31,
                                                                                   -----------------------------------
                                                                                      2000         1999        1998
                                                                                   ---------    ---------    ---------
                                                           ASSETS
Current Assets:
   Cash and cash equivalents                                                        $  3,370     $  9,270     $  9,044
   Trade accounts receivable, less allowance
       for doubtful accounts of $1,528, $1,994
       and $1,148                                                                     91,149       62,547       67,254
   Inventories                                                                       129,801      117,315      190,457
   Deferred tax asset                                                                  7,266        9,245       13,593
    Other                                                                              3,915        4,460        6,595
                                                                                    --------     --------     --------
       Total current assets                                                          235,501      202,837      286,943
                                                                                    --------     --------     --------

Property, plant and equipment:
   Land and improvements                                                              29,869       29,383       28,811
   Buildings                                                                          50,549       50,426       49,387
   Machinery and equipment                                                           778,921      766,416      757,470
   Construction in progress                                                           14,607       18,817       16,329
                                                                                    --------     --------     --------
                                                                                     873,946      865,042      851,997
   Accumulated depreciation                                                         (290,071)    (251,679)    (207,566)
                                                                                    --------     --------     --------
                                                                                     583,875      613,363      644,431
                                                                                    --------     --------     --------
Cost in excess of net assets acquired, net                                            33,452       34,636       35,508
Other assets                                                                          27,526       26,418       27,088
                                                                                    --------     --------     --------
                                                                                    $880,354     $877,254     $ 993,970
                                                                                    ========     ========     =======
                                                              LIABILITIES
Current liabilities:
   Current portion of long-term debt                                                $  8,625     $  7,861     $  7,164
   Short-term debt                                                                        --           --       93,700
   Accounts payable                                                                   82,014       58,451      106,084
   Accrued expenses                                                                   36,109       35,348       45,568
                                                                                    --------     --------     --------
       Total current liabilities                                                     126,748      101,660      252,516
Long-term debt                                                                       314,356      298,329      270,440
Deferred employee benefits                                                            22,630       21,530       20,427
Environmental liability                                                               32,577       32,645       32,765
Deferred income taxes                                                                 22,627       38,186       36,415
                                                                                    --------     --------     --------
                                                                                     518,938      492,350      612,563
                                                                                    --------     --------     --------
Minority interests                                                                    29,771       32,502       36,290
                                                                                    --------     --------     --------
Contingencies (Note 13)
                                                          STOCKHOLDERS' EQUITY
Capital stock:
     Preferred stock, par value $.01 per share;
       1,000 shares authorized; none issued
     Common stock, par value $.01 per share; 30,000 shares
       authorized; 25,777, 25,777 and 25,693 shares issued
       and outstanding                                                                   258          258          258
Additional paid-in capital                                                           227,584      227,584      227,584
Retained earnings                                                                    111,146      130,958      125,479
Accumulated other comprehensive income:
    Cumulative foreign currency translation
       Adjustment                                                                     (7,343)      (6,398)      (8,204)
                                                                                    --------     --------     --------
                                                                                     331,645      352,402      345,117
                                                                                    --------     --------     --------
                                                                                    $880,354     $877,254     $993,970
                                                                                    ========     ========     ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                            OREGON STEEL MILLS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                 YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             2000         1999         1998
                                                          ---------    ----------   ----------
Sales                                                     $ 636,470    $ 821,984    $ 892,583
                                                          ---------    ---------    ---------

Costs and expenses:
     Cost of sales                                          583,469      693,796      781,789
     Settlement of litigation                                    --       (7,027)      (7,037)
     Loss (gain) on sale of assets                             (290)         501       (4,746)
     Selling, general and administrative                     51,486       55,992       56,189
     Profit participation                                       698       10,540        2,890
                                                          ---------    ---------    ---------
                                                            635,363      753,802      829,085
                                                          ---------    ---------    ---------
          Operating income                                    1,107       68,182       63,498

Other income (expense):
     Interest and dividend income                             1,230          210          361
     Interest expense                                       (34,936)     (35,027)     (38,485)
     Minority interests                                          (7)      (1,475)      (4,213)
     Other, net                                               3,125        1,080         (845)
                                                          ---------    ---------    ---------
          Income (loss) before income taxes                 (29,481)      32,970       20,316

Income tax benefit (expense)                                 11,216      (13,056)      (8,387)
                                                          ---------    ---------    ---------

          NET INCOME (LOSS)                               $ (18,265)   $  19,914    $  11,929
                                                          =========    =========    =========

          BASIC AND DILUTED NET INCOME (LOSS) PER SHARE       $(.69)        $.76         $.45
                                                          =========    =========    =========





               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                      -24-



                                                                     OREGON STEEL MILLS, INC.
                                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                        ACCUMULATED
                                                                       ADDITIONAL                          OTHER
                                                COMMON STOCK
                                         -----------------------        PAID-IN         RETAINED      COMPREHENSIVE
                                         SHARES           AMOUNT        CAPITAL         EARNINGS          INCOME          TOTAL
                                         ------           ------       ----------       --------      -------------      ---------


BALANCES, DECEMBER 31, 1997              25,693            $257          $226,085       $127,984          $(5,319)        $349,007
                                                                                                                          --------
   Net income                                                                             11,929                            11,929
   Foreign currency translation
         adjustment                                                                                        (2,885)          (2,885)
                                                                                                                          --------
   Comprehensive income                                                                                                      9,044
   Issuance to employee stock
         ownership plan                      84               1             1,499                                            1,500
   Dividends paid ($.56 per share)                                                       (14,434)                          (14,434)
                                         ------            ----          --------       --------          -------         --------
BALANCES, DECEMBER 31, 1998              25,777             258           227,584        125,479           (8,204)         345,117
                                         ------            ----          --------       --------          -------         --------
   Net income                                                                             19,914                            19,914
   Foreign currency translation
         adjustment                                                                                         1,806            1,806
                                                                                                                          --------
   Comprehensive income                                                                                                     21,720
   Dividends paid ($.56 per share)                                                       (14,435)                          (14,435)
                                         ------            ----          --------       --------          -------         --------
BALANCES, DECEMBER 31, 1999              25,777             258           227,584        130,958           (6,398)         352,402
                                         ------            ----          --------       --------          -------         --------
   Net loss                                                                              (18,265)                          (18,265)
   Foreign currency translation
         adjustment                                                                                          (945)            (945)
                                                                                                                          --------
   Comprehensive loss                                                                                                      (19,210)
   Dividends paid ($.06 per share)                                                        (1,547)                           (1,547)
                                         ------            ----          --------       --------          -------         --------
BALANCES, DECEMBER 31, 2000              25,777            $258          $227,584       $111,146          $(7,343)        $331,645
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



                                                OREGON STEEL MILLS, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)


                                                                         YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------
                                                                   2000            1999         1998
                                                                ---------        ---------    ---------

Cash flows from operating activities:
   Net income (loss)                                            $(18,265)        $ 19,914     $ 11,929
   Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
          Depreciation and amortization                           46,506           47,411       45,164
          Deferred income taxes                                  (13,580)           6,119        5,156
          Loss (gain) on sale of assets and investments           (2,537)             501       (3,344)
          Minority interests' share of income                          7            1,475        4,213
          Other, net                                                 (22)            (120)       4,774
          Changes in current assets and liabilities:
                 Trade accounts receivable                       (28,602)           4,707       14,821
                 Inventories                                     (12,486)          73,142      (49,856)
                 Income taxes                                        102            1,087        5,674
                 Operating liabilities                            25,322          (56,782)      14,190
                 Other                                               544            1,125          947
                                                                --------         --------     --------
           NET CASH PROVIDED (USED BY) OPERATING ACTIVITIES       (2,967)          98,579       53,668
                                                                --------         --------     --------

Cash flows from investing activities:
   Additions to property, plant and equipment                    (16,684)         (15,908)     (27,754)
   Proceeds from disposal of property, plant
      and equipment                                                2,951                -        5,022
   Other, net                                                       (783)             722       (1,069)
                                                                --------         --------     --------
             NET CASH USED BY INVESTING ACTIVITIES               (14,516)         (15,186)     (23,801)
                                                                --------         --------     --------

Cash flows from financing activities:
   Net borrowings (repayments) under Canadian
      bank revolving loan facility                                  1,689          (4,431)        (707)
   Proceeds from bank debt                                        304,536         382,520      408,500
   Payments on bank and long-term debt                           (282,661)       (443,364)    (410,973)
   Dividends paid                                                  (1,547)        (14,435)     (14,434)
   Repurchase of Bonds                                             (6,750)              -            -
   Minority share of subsidiary's distribution                     (2,739)         (5,263)      (3,107)
                                                                ---------        --------     --------
          NET CASH PROVIDED (USED) BY) FINANCING ACTIVITIES        12,528         (84,973)     (20,721)
                                                                ---------        --------     --------
Effects of foreign currency exchange rate changes on cash            (945)          1,806         (672)
                                                                ---------        --------     --------
Net increase (decrease) in cash and cash equivalents               (5,900)            226        8,474
Cash and cash equivalents at beginning of year                      9,270           9,044          570
                                                                ---------        --------     --------
Cash and cash equivalents at end of year                        $   3,370        $  9,270     $  9,044
                                                                =========        ========     ========

Supplemental disclosures of cash flow information:
   Cash paid for:
         Interest                                                 $33,394        $ 36,091     $ 37,905
         Income taxes                                             $ 5,112        $  5,321     $  1,303


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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include all wholly-owned and those majority-owned subsidiaries over which the Company exerts management control. Non-controlled majority-owned subsidiaries and affiliates that are 20 percent to 50 percent owned are accounted for using the equity method. Material wholly-owned and majority-owned subsidiaries of the Company are Camrose Pipe Corporation ("CPC"), which through ownership in another corporation holds
60 percent interest in Camrose Pipe Company ("Camrose"), and 87 percent owned New CF&I, Inc. ("New CF&I") which owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"). The Company also owns directly an additional 4.3 percent interest in CF&I. In January 1998, CF&I assumed the trade name of Rocky Mountain Steel Mills ("RMSM"). All significant intercompany transactions and account balances have been eliminated.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost, including capitalized interest during construction of $794,000, $941,000, and $1.2 million in 2000, 1999 and 1998, respectively. Depreciation is determined using principally the straight-line method and the units of production method over the estimated useful lives of the assets. The estimated useful lives of most of the Company's operating machinery and equipment are from 20 to 30 years. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in earnings.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

     The costs in excess of net assets acquired by CF&I and CPC are being amortized on a straight-line basis over 40 years. Accumulated amortization was $8.0 million, $7.0 million and $5.9 million in 2000, 1999 and 1998, respectively. The carrying value of costs in excess of net assets acquired will be reviewed and charged to earnings if the facts and circumstances suggest that the assets may be impaired.

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

REVENUE RECOGNITION

     The Company recognizes revenues when title passes, the earnings process is substantially complete and the collection of the proceeds from the exchange is reasonably assured, which generally occurs upon shipment of the Company's products.

     Sales revenues for 2000 include $2.8 million earned on the resale of electricity back to the Company's utility provider.


NET INCOME (LOSS) PER SHARE

     Basic and diluted net income (loss) per share was as follows at December 31:

                                                      2000            1999              1998
                                                    --------         -------           -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Weighted average number of common
     shares outstanding                               25,777          25,777            25,770
Shares of common stock to be issued March 2003           598             598               598
                                                    --------         -------           -------
                                                      26,375          26,375            26,368
                                                    ========         =======           =======

Net income (loss)                                   $(18,265)        $19,914           $11,929
                                                    =========        =======           =======

Basic and diluted net income (loss) per share          $(.69)           $.76              $.45
                                                    ========         =======           =======


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

NEW ACCOUNTING PRONOUNCEMENTS

     The adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued by the Financial Accounting Standards Board (FASB) on June 15, 1998, is not expected to have a significant effect on the Company's results of operations or its financial position. See disclosures regarding Financial Instruments above and in Note 8.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as amended by SAB 101A and SAB 101B, which was required to be adopted by the Company by the fourth quarter of the year ended December 31, 2000. SAB No. 101 codifies the SEC's views regarding the recognition of revenues. The Company adopted SAB No. 101, effective January 1, 2000; however, the impact on the Company's consolidated financial position and consolidated results of operations was immaterial.

3.  GEOGRAPHIC INFORMATION

Geographical information was as follows:

                                           2000         1999            1998
                                         --------     --------        --------
                                                    (IN THOUSANDS)
Revenues from External Customers:
     United States                       $592,170     $729,883        $709,239
     Canada                                44,300       92,101         183,344
                                         --------     --------        --------
                                         $636,470     $821,984        $892,583
                                         ========     ========        ========
Assets:
     United States                       $843,737     $837,320        $935,873
     Canada                                36,617       39,934          58,097
                                         --------     --------        --------
                                         $880,354     $877,254        $993,970
                                         ========     ========        ========


     Revenues attributed to Canada are earned by Camrose, which is domiciled there. Revenues attributed to other countries are insignificant.


4.  INVENTORIES

     Inventories were as follows at December 31:

                                        2000           1999              1998
                                      -------        --------          --------
                                                   (IN THOUSANDS)

Raw materials                         $10,189        $ 14,383          $ 16,842
Semifinished product                   49,816          46,819            93,747
Finished product                       43,415          35,536            60,290
Stores and operating supplies          26,381          20,577            19,578
                                     --------        --------          --------
     Total inventory                 $129,801        $117,315          $190,457
                                     ========        ========          ========


5.  SUPPLEMENTAL CASH FLOW INFORMATION

     At December 31, 1998, the Company acquired property, plant and equipment for $12.9 million which was included in accounts payable and accrued expenses.

     The Company has recorded as a change to stockholders' equity the issuance of common stock to the Employee Stock Ownership Plan in 1998 and foreign currency translation adjustments in each of the three years, which are noncash transactions.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable include book overdrafts of $5.5 million at December 31, 1999 and retainage from construction projects of $3.2 million at December 31, 1998.


7.  DEBT, FINANCING ARRANGEMENTS, AND LIQUIDITY

     Debt balances were as follows at December 31:

                                                 2000       1999          1998
                                                -------   --------     --------
                                                       (IN THOUSANDS)

11% First Mortgage Notes ("Notes")              228,250   $235,000     $235,000
Revolving credit facility                        69,756     40,020       93,700
CF&I acquisition term loan                       23,161     31,023       38,187
Camrose revolving bank loan                       1,814        147        4,417
                                               --------   --------     --------
                                                322,981    306,190      371,304
Less current maturities and short-term debt       8,625      7,861      100,864
                                               --------   --------     --------
     Non-current maturity of long-term debt    $314,356   $298,329     $270,440
                                               ========   ========     ========

     The Company has $228.3 million principal amount of Notes, due 2003, payable to outside parties. New CF&I, Inc. and CF&I (collectively, "Guarantors") guarantee the Notes. The Notes and the guarantees are secured by a lien on substantially all the domestic property, plant and equipment and certain other assets of the Company and the Guarantors. The collateral for the Notes and the guarantees does not include, among other things, inventory and accounts receivable. The Indenture under which the Notes were issued contains potential restrictions on new indebtedness and vari-ous types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, there was no amount available for cash dividends at December 31, 2000.

     On December 1, 2000, the Company entered into a $125 million revolving credit facility ("Credit Agreement"), which expires April 30, 2003. The Guarantors guarantee the Credit Agreement. The amount available is the lesser of $125 million and the sum of the product of the Company's eligible domestic accounts receivable and inventory balances and specified advance rates. The Credit Agreement and guarantees are secured by these assets in addition to a shared certificate of certain equity and intercompany interest of the Company. At the Company's election, interest on the Credit Agreement is based either on the Eurodollar rate plus a margin of 2.75 percent, or the prime rate plus a margin of .5 percent. As of December 31, 2000, the average interest rate for the Credit Agreement was 9.65 percent. The annual unused line fees are .38 percent of the difference from $125 million and the amount outstanding, including letters of credit. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") coverage ratio, maximum annual capital expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than borrowings provided by the Credit Agreement. The Company cannot issue cash dividends without prior approval from the lenders. There is a fee payable in the event the Credit Agreement is terminated prior to April 30, 2003, decreasing after each subsequent anniversary of the Credit Agreement's obligation.

     CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets, principally a steel mill located in Pueblo, Colorado, ("Pueblo Mill") of CF&I Steel Corporation ("CF&I Steel"). This debt is without stated collateral and is payable over ten years with interest at 9.5 percent.

     Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to the sum of the products of the specified advance rates and Camrose's eligible trade accounts receivable and inventories. The facility expires September 12, 2002. At the Company's election, interest is payable based on either the bank's Canadian dollar prime rate, the bank's U.S. dollar prime rate, or LIBOR. As of December 31, 2000, the interest rate of this facility was 7.5 percent. Annual commitment fees are .25 percent of the unused portion of the credit line.

     As of December 31, 2000, principal payments on debt are due as follows (in thousands):

    2001                                                              $  8,625
    2002                                                                11,278
    2003                                                               303,078
                                                                      --------
                                                                      $322,981
                                                                      ========

     The Company is able to draw up to $15 million of the borrowings available under the Credit Agreement to support issuance of letters of credit and similar contracts. At December 31, 2000, $9.1 million was restricted under outstanding letters of credit.

     The Company experienced a net loss and negative cash flows from operations for the year ended December 31, 2000. Despite the unfavorable operating results for 2000, the Company has been able to fulfill its needs for working capital and capital expenditures, due in part to its ability to maintain adequate financing arrangements. The Company expects that operations will continue for 2001, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the Credit Agreement. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. In that event, or for other reasons, the Company may be required to seek alternative financing arrangements. There is no assurance that such sources of financing will be available if required or, if available, will be on terms satisfactory to the Company.

8.       FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments were as follows as of December 31:

                                                  2000                           1999                         1998
                                       ---------------------------     -------------------------   ----------------------------
                                         CARRYING          FAIR          CARRYING        FAIR       CARRYING         FAIR
                                          AMOUNT           VALUE          AMOUNT         VALUE       AMOUNT         VALUE
                                       ------------- -------------     ------------- -----------   ------------ ---------------
                                                                           (IN THOUSANDS)

Cash  and cash equivalents             $  3,370         $  3,370        $  9,270      $  9,270     $  9,044        $  9,044
Short-term debt                               -                -               -             -       93,700          93,700
Long-term debt, including
     current portion                    322,981          250,120         306,190       313,068      277,604         282,818

     The carrying amounts of cash or cash equivalents and short-term debt approximate fair value due to their short maturity. The fair value of long-term debt, including current portion, is estimated based on quoted market prices or by discounting future cash flows based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

     The Company uses foreign currency forward exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. Such contracts are typically short-term in duration and relate to specific transactions. At December 31, 2000, the Company had no open forward exchange contracts.

 9.  INCOME TAXES

     The income tax benefit (expense) consisted of the following:

                                        2000             1999            1998
                                      --------        ---------        --------
                                                    (IN THOUSANDS)
Current:
     Federal                          $   (67)        $ (4,478)        $   806
     State                               (167)            (375)            (95)
     Foreign                           (2,131)          (2,188)           (654)
                                      -------         --------         -------
                                       (2,365)          (7,041)             57
                                      -------         --------         -------
Deferred:
     Federal                           10,911           (6,918)         (5,373)
     State                                641              (91)         (2,459)
     Foreign                            2,029              994            (612)
                                      -------         --------         -------
                                       13,581           (6,015)         (8,444)
                                      -------         --------         -------
Income tax benefit (expense)          $11,216         $(13,056)        $(8,387)
                                      =======         ========         =======

     A reconciliation of the statutory benefit (tax) rate to the effective benefit (tax) rate on income before income taxes is as follows:

                                                 2000         1999        1998
                                               --------    ---------    --------

U.S. statutory income benefit (tax) rate         35.0%      (35.0)%     (35.0)%
Deduction for dividends to ESOP participants      0.0         0.9         1.8
State taxes, net                                  1.7        (0.9)      (11.8)
Foreign sales corporation benefit                 0.9         0.8         4.7
Foreign tax in excess of U.S. rate                0.0        (8.4)        (.5)
Other, net                                        0.4         3.0         (.5)
                                                -----       -----
                                                 38.0%      (39.6)%     (41.3)%
                                                =====       ======      ======

     The current and noncurrent components of the net deferred tax assets and liabilities as of December 31 were as follows:

                                                              2000         1999             1998
                                                           ---------     --------         --------
                                                                       (IN THOUSANDS)
Net current deferred tax asset:
     Assets
          Inventories                                      $  1,864     $  3,496         $  4,584
          Accrued expenses                                    3,065        4,976            5,807
          Foreign tax credit                                    562            -            3,754
          Net operating loss carryforward                         -            -            1,789
          Other                                               2,082          813              507
                                                           --------     --------         --------
                                                              7,573        9,285           16,441
     Liabilities
          Other                                                 307           40            2,848
                                                           --------     --------         --------
Net current deferred tax asset                             $  7,266     $  9,245         $ 13,593
                                                           ========     ========         ========

Net noncurrent deferred income tax liability:
     Assets
          Postretirement benefits other than pensions      $  2,516     $  2,684         $  2,238
          State tax credits                                   5,829        5,882            5,719
          Alternative minimum tax credit                     17,923       20,299           15,561
          Environmental liability                            12,417       12,473           12,791
          Net operating loss carryforward                    73,615       48,890           40,117
          Other                                              10,808        5,018            6,562
                                                           --------        -----         --------
                                                            123,108       95,246           82,988
          Valuation allowance                               (3,105)       (3,282)          (3,105)
                                                           --------     --------         --------
                                                            120,003       91,964           79,883
                                                           --------     -------          --------

     Liabilities
          Property, plant and equipment                     130,428      119,729          104,054
          Cost in excess of net assets acquired               9,987       10,301           10,917
          Other                                               2,215          120            1,327
                                                           --------     --------         --------
                                                            142,630      130,150          116,298
                                                           --------     --------         --------
 Net noncurrent deferred income tax liability              $ 22,627     $ 38,186         $ 36,415
                                                           ========     ========         ========


     At December 31, 2000, the Company has state tax credits of $5.8 million, expiring 2001 through 2012, which are available to reduce future income taxes payable.

     At December 31, 2000, the Company has $180.4 million in federal net operating loss carryforwards expiring in 2012 through 2020. In addition, the Company has $197.0 million in state net operating loss carryforwards expiring in 2009 through 2015.

     The Company maintained a valuation allowance of $3.1 million, $3.3 million and $3.1 million at December 31, 2000, 1999 and 1998, respectively, for state tax credit carryforwards. Management believes that it is more likely than not that future taxable income will not be sufficient to realize the full benefit of the state tax credit carryforwards. No valuation allowance has been established for net operating loss carryforwards.

10.  EMPLOYEE BENEFIT PLANS

UNITED STATES PENSION PLANS

     The Company has noncontributory defined benefit retirement plans covering all of its eligible domestic employees. The plans provide benefits based on participants' years of service and compensation. The Company funds at least the minimum annual contribution required by ERISA.

     The following table sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheets at December 31:


                                                                           2000         1999        1998
                                                                          --------    --------    --------
                                                                                   (IN THOUSANDS)

Change in benefit obligation:
   Projected benefit obligation at January 1                              $ 62,775    $ 64,525    $ 52,566
   Service cost                                                              3,123       3,474       3,100
   Interest cost                                                             4,599       4,266       3,617
   Actuarial loss (gain)                                                    (2,709)     (6,835)      4,407
   Early retirement benefits                                                    --          --       2,528
   Benefits paid                                                            (2,789)     (2,655)     (1,693)
                                                                          --------    --------    --------
   Projected benefit obligation at December 31                              64,999      62,775      64,525
                                                                          --------    --------    --------

Change in plan assets
   Fair value of plan assets at January 1                                   67,951      59,932      49,877
   Actual return (loss) on plan assets                                      (3,077)      8,847       9,559
   Company contribution                                                         --       1,827       2,189
   Benefits paid                                                            (2,789)     (2,655)     (1,693)
                                                                          --------    --------    --------
   Fair value of plan assets at December 31                                 62,085      67,951      59,932
                                                                          --------    --------    --------
Projected benefit obligation less than (in excess of) plan assets           (2,914)      5,176      (4,593)
Unrecognized net gain                                                       (4,409)    (10,788)        (57)
Unrecognized prior service cost                                                266         386         506
Unrecognized net transition obligation, amortized through 2001                  73         149         225
                                                                          --------    --------    --------
Pension liability recognized in consolidated balance sheet                $ (6,984)   $ (5,077)   $ (3,919)
                                                                          ========    ========    ========

     Net pension cost was $1.9 million, $3.0 million, and $5.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. During 1998 the Company offered a voluntary early retirement package to certain management employees at CF&I. As a result, the projected benefit obligation and the net pension cost were increased by $2.5 million in 1998.

     Plan assets are invested in common stock and bond funds (81 percent), marketable fixed income securities (18 percent) and insurance company contracts (1 percent) at December 31, 2000. The plans do not invest in the stock of the Company.

CANADIAN PENSION PLANS

     The Company has noncontributory defined benefit retirement plans covering all of its eligible Camrose employees. The plans provide benefits based on participants' years of service and compensation.

     The following table sets forth the funded status and the amounts recognized at December 31:

                                                                2000         1999         1998
                                                             ----------    ---------    ---------
                                                                        (IN THOUSANDS)
Change in benefit obligation:
   Projected benefit obligation at January 1                  $ 10,863     $ 10,310     $  9,616
   Service cost                                                    464          573          541
   Interest cost                                                   834          727          706
   Actuarial loss (gain)                                            55         (530)         295
   Benefits paid                                                  (432)        (243)        (126)
   Foreign currency exchange rate change                          (106)          26         (722)
                                                              --------     --------     --------
   Projected benefit obligation at December 31                  11,678       10,863       10,310
                                                              --------     --------     --------

Change in plan assets
   Fair value of plan assets at January 1                       12,229       11,340       11,045
   Actual return on plan assets                                  1,903          397          734
   Company contribution                                            530          705          482
   Benefits paid                                                  (432)        (243)        (126)
   Foreign currency exchange rate change                          (128)          30         (795)
                                                              --------     --------     --------
   Fair value of plan assets at December 31                     14,102       12,229       11,340
                                                              --------     --------     --------

Plan assets in excess of projected benefit obligation            2,424        1,366        1,030
Unrecognized net loss (gain)                                       (58)         754          718
                                                              --------     --------     --------
Pension asset recognized in consolidated balance sheet        $  2,366     $  2,120     $  1,748
                                                              ========     ========     ========

Net pension cost was $284,000, $334,000 and $280,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

     The following table sets forth the significant actuarial assumptions for the United States and Canadian pension plans:

                                                       2000      1999     1998
                                                      ------    ------   ------
Discount rate                                          7.5%      7.5%      6.8%
Rate of increase in future compensation levels:
     United States Plans                               4.0%      4.0%      4.0%
     Canadian Plan                                     5.0%      5.0%      4.0%
Expected long-term rate of return on plan assets       8.5%      8.5%      8.5%


POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     The Company provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service. The benefit plans are unfunded.

     Net postretirement benefit cost was $2.5 million, $2.1 million, and $1.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent, 7.5 percent, and 6.8 percent for 2000, 1999 and 1998, respectively.

     The following table sets forth the unfunded status and the amounts recognized at December 31:

                                                                       2000            1999             1998
                                                                     --------        --------            ----
                                                                                 (IN THOUSANDS)
Change in benefit obligation:
   Accumulated postretirement benefit obligation at January 1        $ 20,814        $ 18,661        $ 17,372
   Service cost                                                           473             461             411
   Interest cost                                                        1,515           1,231           1,181
   Actuarial loss                                                         786             850             399
   Benefits paid                                                         (916)           (824)           (852)
   Plan amendments                                                          -             430             273
   Foreign currency exchange rate change                                    -               5            (123)
                                                                     --------        --------        --------
   Accumulated postretirement benefit obligation at
       December 31                                                     22,672          20,814          18,661
                                                                     --------        --------        --------

Projected benefit obligation in excess of plan assets                 (22,672)        (20,814)        (18,661)
Unrecognized net (gain) loss                                            1,289             520            (351)
Unrecognized transition obligation                                      4,110           4,518           4,926
Unrecognized prior service cost                                           636             711             315
                                                                     --------        --------        --------
Postretirement liability recognized
     in consolidated balance sheet                                   $(16,637)       $(15,065)       $(13,771)
                                                                     ========        ========        ========

     The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation for the United States and Canadian plans were
10.0 percent and 9.0 percent, respectively, for 2001 and assumed to gradually decline to 4.5 percent in 2007 and 2009, respectively. In subsequent years, the health care trend rates for both countries are assumed to remain constant at 4.5 percent. A one-percentage-point change in the assumed health care cost trend rates would have the following effect:

                                                     1 PERCENTAGE POINT CHANGE
                                                     -------------------------
                                                     INCREASE         DECREASE
                                                     --------         --------
                                                           (IN THOUSANDS)

Accumulated postretirement benefit obligation          $1,112           $(862)
Service and interest costs                                129             (99)

OTHER EMPLOYEE BENEFIT PLANS

     The Company has an unfunded supplemental retirement plan designed to maintain benefits for all nonunion domestic employees at the plan formula level. The amount expensed for this plan in 2000, 1999 and 1998 was $318,000, $285,000 and $297,000, respectively.

     The Company has an Employee Stock Ownership Plan ("ESOP") noncontributory qualified stock bonus plan for eligible domestic employees. Contributions to the plan are made at the discretion of the Board of Directors and are in the form of newly issued shares of the Company's common stock. Shares are allocated to eligible employees' accounts based on annual compensation. At December 31, 2000, the ESOP held 1.2 million shares of Company common stock. Dividends on shares held by the ESOP are paid to eligible employees.

     The Company has profit participation plans under which it distributes quarterly to eligible employees 12 percent to 20 percent, depending on operating unit, of its pretax income after adjustments for certain nonoperating items. Each eligible employee receives a share of the distribution based upon the employee's base compensation in relation to the total base compensation of all eligible employees of the operating unit. The Company may modify, amend or terminate the plans, at any time, subject to the terms of various labor agreements.

     The Company has qualified Thrift (401(k)) plans for eligible domestic employees under which the Company matches 25 or 50 percent, depending on location, of the first 4 or 6 percent of the participants' deferred compensation. Company contribution expense in 2000, 1999 and 1998 was $1.3 million, $1.7 million and $1.6 million, respectively.

11.      MAJOR CUSTOMERS

     Sales to a single customer, related to a significant pipeline contract, were $269.3 million for 1999.

12.      RELATED PARTY TRANSACTIONS

STELCO, INC.

     Camrose purchases steel coil and plate under a steel supply agreement with Stelco, Inc. ("Stelco") a 40 percent owner of Camrose. Transactions under the agreement are at negotiated market prices. The following table summarizes the transactions between Camrose and Stelco:

                                                   2000        1999       1998
                                                 -------     --------   --------
                                                          (IN THOUSANDS)

Sales to Stelco                                  $   228     $   217    $   435
Purchases from Stelco                             35,640      25,529     24,000
Accounts receivable from Stelco at December 31         -         207        108
Accounts payable to Stelco at December 31          5,484       1,633        911

     Under the acquisition agreement for Camrose, either the Company or Stelco may initiate a buy-sell procedure pursuant to which the initiating party establishes a price for Camrose and the other party must either sell its interest at that price or purchase the initiating party's interest at that price.


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

     In May 2000, the Company entered into a Voluntary Clean-up Agreement with the DEQ committing it to conduct an investigation of whether, and to what extent, past or present operations at the Company's steel mill site located in Portland, Oregon ("Portland Mill") might have affected sediment quality in the Willamette River. The Company has begun preliminary studies related to this investigation, however, no conclusive data have been obtained. The Company has expended an insignificant amount to date; however, it appears that further investigation, with associated costs, will be necessary to complete the request. It is not presently possible to estimate the costs associated with completion of this investigation.

     In a related manner, in December 2000, the Company received a notice from the U.S. Environmental Protection Agency ("EPA"), identifying it, along with many other entities, as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act with respect to contamination in a portion of the Willamette River that has been designated as a Superfund site. As the Portland Mill is located downstream from the portion of the river so designated, the Company has requested from the EPA evidence with respect to the basis for the potential liability. It is not presently possible to determine the costs associated with this designation, in the event the Company is unable to demonstrate that it is not a PRP.

     In connection with the acquisition of CF&I, the Company accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. The Company believed this amount was the best estimate from a range of $23.1 million to $43.6 million. The Company's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 2000, the accrued liability was $32.5 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

         The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the first quarter of 2000. Although the Action was not quantified at that time, the result for the Company could have been the levying of significant fines and penalties, requirements to alter its operating practices, requirements to accelerate or expand the capital expenditure program or a combination of any of the above. At December 31, 2000, the Company had recorded as a charge to earnings $550,000 as its best estimate of the liability associated with the CDPHE inspection.

     In a related matter, on April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that the Company had violated the CAA at the Pueblo Mill for a period extending over five years. The suit seeks damages and to compel the Company to incur significant capital improvements or alter its operating procedures so that the Pueblo Mill would be in compliance with more stringent environmental standards than the Company currently is operating under. The Company expects that the impact of any adverse determination reached in this matter would be at least partially mitigated as a result of actions taken as a result of a potential agreement with the CDPHE discussed above. In the opinion of management, the outcome of this matter should not have a material adverse effect on the consolidated financial conditions of the Company.

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

     On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees. As of December 31, 2000, approximately 530 formerly striking employees had either returned to work or had declined CF&I's offer of equivalent work. At December 31, 2000, approximately 430 formerly striking workers remain unreinstated ("Unreinstated Employees").

     On February 27, 1998 the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). CF&I not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision upholding certain allegations against CF&I. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington D.C. The ultimate determination of the issues may require a ruling from the appropriate United States appellate court.

     In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the adverse determination. The number of Unreinstated Employees entitled to back pay would probably be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. A separate hearing concluded in February 2000 with the judge for that hearing rendering a decision on August 7, 2000 that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. Given the inability to either determine the extent the adverse and offsetting mitigating factors discussed above will impact the liability or to quantify the financial impact of any of these factors, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

     During the strike by the Union at CF&I, 38 bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of New CF&I refused to report to work for an extended period of time, claiming that concerns for their safety prevented them from crossing the picket line. The bargaining unit employees of C&W were not on strike, and because the other C&W employees reported to work without incident, C&W considered those employees to have quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The various unions representing those individuals filed claims with C&W asserting that the C&W had violated certain provisions of the applicable collective bargaining agreement, the Federal Railroad Safety Act ("FRSA"), or the Railway Labor Act. In all claims, the unions demand reinstatement of the former employees with their seniority intact, back pay and benefits.

     The United Transportation Union ("UTU") representing thirty of the former employees asserted that their members were protected under the FRSA and pursued their claim before the Public Law Board ("PLB"). A hearing was held in November 1999, and the PLB, with one member dissenting, rendered an award on January 8, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. On February 6, 2001, C&W filed a petition for review of that award in the District Court for the District of Colorado, and intends to pursue this matter through the appropriate United States appellate court, if necessary. Given the inability to determine the number of former employees who intend to return to work at C&W and the extent to which the adverse and mitigating factors discussed above will impact the liability for back pay and benefits, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

         Of the remaining former C&W employees, the claims are either pending or have been adjudicated in favor of C&W. For those matters that are still pending, C&W intends to vigorously defend itself, and believes that it has meritorious defenses against the outstanding claims. For those claims that have been decided in its favor, there is no assurance that further appeals will not be pursued by the claimant or his union. The outcome of such proceedings is inherently uncertain, and it is not possible to estimate any potential settlement amount that would result from adverse court or arbitral decisions.

CONTRACTS WITH KEY EMPLOYEES

     The Company has agreements with certain officers which provide for severance compensation in the event their employment with the Company is terminated subsequent to a defined change in control of the Company.

OTHER CONTINGENCIES

     The Company is party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of the Company.

14.      CAPITAL STOCK

COMMON STOCK

     In connection with the 1993 acquisition of the assets of CF&I, the Company agreed to issue 598,400 shares of its common stock in March 2003 to specified creditors of CF&I Steel. At the date of acquisition, the stock was valued at $11.2 million using the Black-Scholes option pricing model.

STOCKHOLDER RIGHTS PLAN

     The Company issued preferred stock purchase rights ("Rights") to its common stockholders. The Rights generally become exercisable after a person or group announces a tender offer that would result in that person or group owning 15 percent or more of the Company's common stock. In that event, a holder will be entitled to buy from the Company a unit consisting of one one-thousandth of a share of participating preferred stock of the Company at a purchase price of $42. The Rights also become exercisable after a person or group acquires 15 percent or more of the Company's outstanding common stock. In that event, each Right, excluding those held by the acquirer, would become exercisable for preferred stock of the Company having a market value equal to twice the exercise price of the Right. Alternatively, if the Company is acquired in a merger or other business combination, each Right, excluding those held by the acquirer, would be exercisable for common stock of the acquirer having a market value equal to twice the exercise price of the Right. The Company may redeem the Rights prior to a change in control at a price of $.001 per Right. The Rights Plan will expire December 22, 2009 if not exercised prior to that date.

STOCK OPTIONS

     On October 26, 2000, the Company granted 188,500 shares of stock options with an exercise price of $1.94 per common share to certain senior management employees under the provisions of the Company's nonqualified stock option plan. One-half of the options granted vest immediately, and the remaining one-half vest ratably under a three-year schedule. The options expire October 25, 2010, subject to the holder's continued employment with the Company. At December 31, 2000, all of the shares granted are outstanding.

     The Company accounts for the stock options consistent with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. If the Company had accounted for the options in a manner consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", estimating the fair value of the options at grant date using the Black-Scholes option pricing model and a risk free rate of 5.6 percent, a weighted-average expected life of 7 years and expected volatility of 25 percent, the resulting compensation costs would be insignificant. The impact of SFAS No. 123 under these assumptions would be immaterial to the Company's consolidated financial position, consolidated net loss or net loss per share for 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III


ITEMS 10. AND 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND
                   EXECUTIVE COMPENSATION

    In addition to the information under the caption "Executive Officers of the Registrant" in "Part I, Item 4" of this Report, the information required by these Items is incorporated by reference from the material under the headings "Nomination and Election of Class A Directors", "Directors' Compensation, Meetings and Standing Committees", "Executive Compensation", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values", "Defined Benefit Retirement Plans", "Employment Contracts and Termination of Employment and Change in Control Arrangements", "Board Compensation, Personnel and Succession Planning Committee Report on Executive Compensation", and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference, which will be filed with the Securities and Exchange Commission.

    The Registrant elected Messrs. James E. Declusin and Harry L. Demorest to its Board of Directors on October 26, 2000 and January 25, 2001, respectively.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference from the material under the caption "Principal Stockholders" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference from the material under the captions "Nomination and Election of Class A Directors", "Executive Compensation", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values", and "Employment Contracts and Termination of Employment and Change in Control Arrangements" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
            ON FORM 8-K
                                                                            PAGE

(a)         FINANCIAL STATEMENTS:
    (i)     Report of Independent Accountants - 2000, 1999 and1998 .......   22
    (ii)    Consolidated Financial Statements:
                Balance Sheets at December 31, 2000, 1999 and 1998........   23
                Statements of Income for each of the three years
                  in the period ended December 31, 2000...................   24
                Statements of Changes in Stockholders' Equity for
                  each of the three years in the period ended
                  December 31, 2000.......................................   25
                Statements of Cash Flows for each of three years
                  in the period ended December 31, 2000..................... 26
                Notes to Consolidated Financial Statements.................. 27
    (iii)       Financial Statement Schedule for each of the three
                years in the period ended December 31, 2000:
                Schedule II - Valuation and Qualifying Accounts............. 42
    (iv) Exhibits: Reference is made to the list on page 42 of the exhibits filed with this report.

(b)         REPORTS ON FORM 8-K:

            No reports on Form 8-K were required to be filed by the Registrant during the fourth quarter of the year ended December 31, 2000.




                                                  OREGON STEEL MILLS, INC.
                                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               FOR THE YEARS ENDED DECEMBER 31
                                                       (IN THOUSANDS)


COLUMN A                                                                  COLUMN C
--------                                                         --------------------------
                                                 COLUMN B                                                           COLUMN E
                                                 --------         ADDITIONS                                        ----------
                                                 BALANCE AT      CHARGED TO        CHARGED          COLUMN D       BALANCE AT
                                                 BEGINNING       COSTS AND        TO OTHER         ----------        END OF
CLASSIFICATION                                   OF PERIOD        EXPENSES        ACCOUNTS         DEDUCTIONS        PERIOD
--------------                                   ----------      ---------        --------         ----------      ----------

   2000
   ----
Allowance for doubtful accounts                    $1,994           $ 441           $ -             $ (907)         $1,528
Valuation allowance for impairment
  of non-current deferred income
  tax assets                                        3,282               -             -               (177)          3,105

   1999
   ----
Allowance for doubtful accounts                    $1,148         $ 1,007           $ -             $ (161)         $1,994
Valuation allowance for impairment
  of non-current deferred income
  tax assets                                        3,105             177             -                   -          3,282

   1998
   ----
Allowance for doubtful accounts                    $1,374           $ 290           $ -             $ (516)         $1,148
Valuation allowance for impairment
  of non-current deferred income
  tax assets                                            -           3,105             -                   -          3,105


LIST OF EXHIBITS*

   2.0 Asset Purchase Agreement dated as of January 2, 1992, by and between Camrose Pipe Company (a partnership) and Stelco Inc. (Filed as exhibit 2.0 to Form 8-K dated June 30, 1992 and incorporated by reference herein.)
   2.1 Asset Purchase Agreement dated as of March 3, 1993, among CF&I Steel Corporation, Denver Metals Company, Albuquerque Metals Company, CF&I Fabricators of Colorado, Inc., CF&I Fabricators of Utah, Inc., Pueblo Railroad Service Company, Pueblo Metals Company, Colorado & Utah Land Company, the Colorado and Wyoming Railway Company, William J. Westmark as trustee for the estate of The Colorado and Wyoming Railway Company, CF&I Steel, L.P., New CF&I, Inc. and Oregon Steel Mills, Inc. (Filed as exhibit 2.1 to Form 8-K dated March 3, 1993, and incorporated by reference herein.)
   3.1 Restated Certificate of Incorporation of the Company, as amended. (Filed as exhibit 3.2 to Form 10-K dated December 31, 1999, and incorporated by reference herein.)
   3.2 Bylaws of the Company as amended through July 29, 1999. (Filed as exhibit 3.2 to Form 10-Q dated September 30, 1999, and incorporated by reference herein.)
   4.1 Specimen Common Stock Certificate. (Filed as exhibit 4.1 to Form S-1 Registration Statement 33-38379 and incorporated by reference herein.)
   4.2 Indenture dated as of June 1, 1996 among Oregon Steel Mills, Inc., as Issuer, Chemical Bank (now Chase Manhattan Bank), as Trustee, and New CF&I, Inc. and CF&I Steel, LP, as Guarantors, with respect to 11% First Mortgage Notes due 2003. (Filed as exhibit 4.1 to Form 10-Q dated June 30, 1996, and incorporated by reference herein.)
   4.3 Form of Deed of Trust, Assignment of Rents and Leases and Security Agreement. (Filed as exhibit 4.2 to Amendment #1 to Form S-3 Registration Statement 333-02355 and incorporated by reference herein.)
   4.4 Form of Security Agreement. (Filed as exhibit 4.3 to Amendment #1 to Form S-3 Registration Statement 333-02355 and incorporated by reference herein.)
   4.5 Form of Intercreditor Agreement. (Filed as exhibit 4.4 to Amendment #1 to Form S-3 Registration Statement 333-02355 and incorporated by reference herein.)
   10.1** Form of Indemnification Agreement between the Company and its directors. (Filed as exhibit 10.6 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)
   10.2** Form of Indemnification Agreement between the Company and its executive officers. (Filed on exhibit 10.7 to Form
                 S-1 Registration Statement 33-20407 and incorporated by reference herein.)
   10.3 Agreement for Electric Power Service between registrant and Portland General Electric Company. (Filed as exhibit
                 10.20 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)
   10.4**        Key employee contract for Thomas B. Boklund.  (Filed as exhibit
                 10.1 to Form 10-Q dated June 30, 2000, and incorporated by reference herein.)
   10.5** Form of Key Employee Contract between the Company and its executive officers. (Filed as exhibit 10.2 to Form 10-Q dated September 30, 2000, and incorporated by reference herein.)
   10.6** Form of Notice of Stock Option Grant between the Company and its executive officers. (Filed as exhibit 10.3 to Form
                 10-Q dated September 30, 2000, and incorporated by reference herein.)
   10.7*** Credit agreement dated as of December 1, 2000 among Oregon Steel Mills, Inc. as the Borrower, New CF&I, Inc. and CF&I Steel, L.P. as Guarantors, and various financial institutions, as Lenders, and the Agent for the Lenders. Portions of this exhibit have been omitted pursuant to a confidential treatment request.

   10.8 Rights Agreement between Oregon Steel Mills, Inc. and ChaseMellon Shareholder Services, LLC (now Mellon Investor Services, LLC), as Rights Agent. (Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A (SEC Reg.
                 No. 1-9987) and incorporated by reference herein.)
   10.9          Summary of Rights to Purchase Participating Preferred Stock.
                 (Filed as exhibit 2 to the Company's Registration Statement on Form 8-A (SEC Reg. No. 1-9987) and incorporated by reference herein.)
   10.10 Form of Rights Certificate and Election to Purchase. (Filed as exhibit 3 to the Company's Registration Statement on Form
                 8-A (SEC Reg. No. 1-9987) and incorporated by reference herein.)
   10.11** Directors' Retirement Plan. (Filed as exhibit 10.10 to Form 10-K for the year ended December 31, 1997, and incorporated by reference herein.)
   10.12** Annual Incentive Plan for certain of the Company's management employees.
   21.0          Subsidiaries of registrant.
   23.0          Consent of Independent Accountants - PricewaterhouseCoopers
                 LLP.
   99.0 Partnership Agreement dated as of January 2, 1992, by and between Camrose Pipe Corporation and Stelcam Holding,
                 Inc. (Filed as exhibit 28.0 to Form 8-K dated June 30, 1992, and incorporated by reference herein.)

----------------------

 * The Company will furnish to stockholders a copy of the exhibit upon payment of $.35 per page to cover the expense of furnishing such copies. Requests should be directed to Vicki A. Tagliafico, Director of Communications and Planning, Oregon Steel Mills, Inc., PO Box 5368, Portland, Oregon 97228.

 **  Management contract or compensatory plan.

*** Certain Exhibits and Schedules to this Exhibit are omitted. A list of omitted Exhibits is provided in the Exhibit and the Registrant agrees to furnish to the Commission as a supplement a copy of any omitted Exhibits or Schedules upon request.

                        SIGNATURES REQUIRED FOR FORM 10-K

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oregon Steel Mills, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OREGON STEEL MILLS, INC.
                                            (Registrant)

                                            By    /s/ Joe E. Corvin
                                            ------------------------------
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oregon Steel Mills, Inc. and in the capacities and on the dates indicated.

         SIGNATURE                         TITLE                       DATE
         ---------                         -----                       ----

/s/ Joe E. Corvin               President, Chief Executive         March 1, 2001
---------------------------
    (Joe E. Corvin)             Officer and Director
                                (Principal Executive Officer)

/s/  L. Ray Adams               Vice President Finance,            March 1, 2001
---------------------------
    (L. Ray Adams)              Chief Financial Officer,
                                Treasurer and Secretary
                                (Principal Financial Officer)


/s/  Jeff S. Stewart            Corporate Controller               March 1, 2001
---------------------------
    (Jeff S. Stewart)           (Principal Accounting Officer)


/s/ Thomas B. Boklund           Chairman of the Board              March 1, 2001
---------------------------
    (Thomas B. Boklund)         and Director


                                Director                           March 1, 2001
---------------------------
    (James E. Declusin)


                                Director                           March 1, 2001
---------------------------
    (Harry L. Demorest)


 /s/  V. Neil Fulton            Director                           March 1, 2001
---------------------------
    (V. Neil Fulton)


 /s/  Robert W. Keener          Director                           March 1, 2001
---------------------------
    (Robert W. Keener)


/s/  Stephen P. Reynolds        Director                           March 1, 2001
---------------------------
    (Stephen P. Reynolds)


 /s/  John A. Sproul            Director                           March 1, 2001
---------------------------
    (John A. Sproul)


 /s/  William Swindells         Director                           March 1, 2001
---------------------------
    (William Swindells)