Form 10-Q
period 2001-03-31
OREGON STEEL MILLS INC
filed 2001-05-15
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2001
                               ------------------------------------------------

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

                                               Yes  X       No
                                                  -----       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




         Common Stock, $.01 Par Value                     25,776,804
         ----------------------------           -------------------------------
                     Class                      Number of Shares Outstanding
                                                  (as of April 26, 2001)

                            OREGON STEEL MILLS, INC.
                                      INDEX



                                                                           Page
                                                                           ----
PART I.   FINANCIAL  INFORMATION

          Item 1.    Financial Statements

                     Consolidated Balance Sheets (unaudited)
                        March 31, 2001 and December 31, 2000................. 2

                     Consolidated Statements of Income (unaudited)
                        Three months ended March 31, 2001 and 2000........... 3

                     Consolidated Statements of Cash Flows (unaudited)
                        Three months ended March 31, 2001 and 2000........... 4

                     Notes to Consolidated Financial Statements
                        (unaudited) ..................................... 5 - 9

          Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations............ 10 - 13

          Item 3.    Quantitative and Qualitative Disclosures
                        about Market Risk................................... 13


PART II.  OTHER INFORMATION

          Item 1.    Legal Proceedings ..................................... 14

          Item 4.    Submission of Matters to a Vote of the
                        Security Holders.................................... 14

          Item 6.    Exhibits and Reports on Form 8-K....................... 14



                            OREGON STEEL MILLS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                              March 31,         December 31,
                                                                                2001                2000
                                                                             -----------        ------------

                                                 ASSETS
  Current assets:
       Cash and cash equivalents                                            $   4,098            $   3,370
       Trade accounts receivable, net                                          94,277               91,149
       Inventories                                                            122,117             129, 801
       Deferred tax asset and other current assets                             11,894               11,181
                                                                            ---------            ---------
              Total current assets                                            232,386              235,501
                                                                            ---------            ---------

  Property, plant and equipment:
       Land and improvements                                                   29,928               29,869
       Buildings                                                               50,382               50,549
       Machinery and equipment                                                779,902              778,921
       Construction in progress                                                10,064               14,607
                                                                            ---------            ---------
                                                                              870,276              873,946
       Accumulated depreciation                                              (295,777)            (290,071)
                                                                            ---------            ---------
                                                                              574,499              583,875
                                                                            ---------            ---------

  Costs in excess of net assets acquired, net                                  33,166               33,452
  Other assets                                                                 26,167               27,526
                                                                            ---------            ---------
                                                                            $ 866,218            $ 880,354
                                                                            =========            =========


                                                 LIABILITIES
  Current liabilities:
       Current portion of long-term debt                                    $  13,248            $   8,625
       Accounts payable                                                        77,950               82,014
       Accrued expenses                                                        43,408               36,109
                                                                            ---------            ---------
            Total current liabilities                                         134,606              126,748

  Long-term debt                                                              309,687              314,356
  Deferred employee benefits                                                   23,008               22,630
  Environmental liability                                                      32,577               32,577
  Deferred income taxes                                                        16,919               22,627
                                                                            ---------            ---------
              Total liabilities                                               516,797              518,938
                                                                            ---------            ---------

  Minority interests                                                           28,596               29,771
                                                                            ---------            ---------
  Contingencies (Note 6)

                                                STOCKHOLDERS'
                                                    EQUITY
  Common stock                                                                    258                  258
  Additional paid-in capital                                                  227,584              227,584
  Retained earnings                                                           101,586              111,146
  Accumulated other comprehensive income:
       Cumulative foreign currency translation adjustment                      (8,603)              (7,343)
                                                                            ---------            ---------
              Total stockholders' equity                                      320,825              331,645
                                                                            ---------            ---------
                                                                            $ 866,218            $ 880,354
                                                                            =========            =========


         The accompanying notes are an integral part of the consolidated financial statements.

                            OREGON STEEL MILLS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except tonnage and per share amounts)
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2001           2000
                                                    -----------    -------------

Sales                                                 $ 167,480      $ 164,903
                                                      ---------      ---------

Costs and expenses:
     Cost of sales                                      160,011        161,642
     Selling, general and administrative
        expenses                                         13,821         12,611
     Profit participation and other incentive
        compensation                                         44            165
                                                      ---------      ---------
                                                        173,876        174,418
                                                      ---------      ---------
           Operating loss                                (6,396)        (9,515)
Other income (expense):
     Interest and dividend income                           107            119
     Interest expense, net                               (9,077)        (8,506)
     Minority interests                                    (101)           447
     Other, net                                             296             62
                                                      ---------      ---------
        Loss before income taxes                        (15,171)       (17,393)
Provision for income tax benefit                          5,611          6,626
                                                      ---------      ---------
        Net loss                                      $  (9,560)     $ (10,767)
                                                      =========      =========

Basic and diluted net loss per share                      $(.36)         $(.41)

Dividends declared per common share                       $  --          $ .02

Weighted average common shares and
      common share equivalents outstanding               26,375         26,375




         The accompanying notes are an integral part of the consolidated financial statements.



                                              OREGON STEEL MILLS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                             2001          2000
                                                                       -------------   ------------
Cash flows from operating activities:
   Net loss                                                               $  (9,560)   $ (10,767)
   Adjustments to reconcile net loss to net cash provided
        by operating activities:
          Depreciation and amortization                                      11,263       11,648
          Deferred income tax provision                                      (5,708)      (6,989)
          Minority interests' share of income                                   101         (447)
          Changes in operating assets and liabilities                         7,483       10,452
                                                                          ---------    ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                3,579        3,897
                                                                          ---------    ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                                (2,248)      (4,837)
   Other, net                                                                 1,940          492
                                                                          ---------    ---------
     NET CASH USED BY INVESTING ACTIVITIES                                     (308)      (4,345)
                                                                          ---------    ---------

Cash flows from financing activities:
   Net payments under Canadian bank revolving loan facility                  (1,582)         (20)
   Proceeds from credit facility                                            160,511       71,680
   Payments on credit facility and long-term debt                          (158,936)     (64,539)
   Minority portion of subsidiary's distribution                             (1,276)      (2,739)
   Repurchase of bonds                                                           --       (6,750)
   Dividends paid                                                                --         (516)
                                                                          ---------    ---------
     NET CASH USED BY FINANCING ACTIVITIES                                   (1,283)      (2,884)
                                                                          ---------    ---------

Effects of foreign currency exchange rate changes on cash                    (1,260)        (106)
                                                                          ---------    ---------

Net increase (decrease) in cash and cash equivalents                            728       (3,438)
Cash and cash equivalents at beginning of period                              3,370        9,270
                                                                          ---------    ---------

Cash and cash equivalents at end of period                                $   4,098    $   5,832
                                                                          =========    =========

Supplemental disclosures of cash flow information:
    Cash paid for:
          Interest                                                        $   2,056    $   2,654
          Income taxes                                                    $      20    $   1,829





         The accompanying notes are an integral part of the consolidated financial statements.

                            OREGON STEEL MILLS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

     The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its subsidiaries ("Company"), which include wholly-owned Camrose Pipe Corporation ("CPC"), which through ownership in another corporation, holds a 60 percent interest in Camrose Pipe Company ("Camrose"); and 87 percent owned New CF&I, Inc. ("New CF&I") which owns a
     95.2 percent interest in CF&I Steel, L.P. ("CF&I"). The Company also directly owns an additional 4.3 percent interest in CF&I. In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills. All significant intercompany balances and transactions have been eliminated.

     The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 2000 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on June 15, 1998, establishing the accounting treatment for commercial entities' positions in derivative instruments. The Company adopted SFAS No. 133, effective January 1, 2001, however, the impact on the Company's consolidated financial position and consolidated results of operations was immaterial.



2.   INVENTORIES
     -----------

     Inventories were as follows:
                                              March 31,        December 31,
                                                2001               2000
                                              ---------        ------------
                                                     (In thousands)

    Raw materials                              $11,055            $10,189
    Semifinished product                        41,803             49,816
    Finished product                            42,314             43,415
    Stores and operating supplies               26,945             26,381
                                              --------           --------
         Total inventory                      $122,117           $129,801
                                              ========           ========


3.  NET LOSS PER SHARE
    ------------------

    Basic and diluted net loss per share was as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2001               2000
                                                    ---------         ----------
                                                            (In thousands,
                                                       except per share amounts)

    Weighted average number of common shares
       outstanding                                     25,777            25,777
    Shares of common stock to be issued
       March 2003                                         598               598
                                                     --------          --------
                                                       26,375            26,375
                                                     ========          ========

    Net loss                                         $ (9,560)         $(10,767)
                                                     ========          ========

    Basic and diluted net loss per share             $   (.36)         $   (.41)
                                                     ========          ========

4.       COMPREHENSIVE LOSS

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                    2001               2000
                                                 ---------          ----------
                                                        (In thousands)

    Net loss                                     $ (9,560)          $ (10,767)
    Foreign currency translation adjustment        (1,260)               (106)
                                                 --------           ---------
    Comprehensive loss                           $(10,820)          $ (10,873)
                                                 ========           =========


5.  DEBT, FINANCING ARRANGEMENTS, AND LIQUIDITY

    Debt balances were as follows:


                                                    March 31,       December 31,
                                                      2001              2000
                                                   ---------        ------------
                                                         (In thousands)

    11% First Mortgage Notes  ("Notes")            $228,250           $228,250
    Revolving credit facility                        71,331             69,756
    CF&I acquisition term loan                       23,161             23,161
    Camrose revolving bank loan                         193              1,814
                                                   --------           --------
                                                    322,935            322,981
    Less current portion of long-term debt           13,248              8,625
                                                   --------           --------
         Non-current portion of long-term debt     $309,687           $314,356
                                                   ========           ========


     The Company has $228.3 million principal amount of Notes due 2003, payable to outside parties. The Indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, there was no amount available for cash dividends at March 31, 2001.

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

     The Company is able to draw up to $15 million of the borrowings available under the Credit Agreement to support issuance of letters of credit and similar contracts. At March 31, 2001, $5.2 million was restricted under outstanding letters of credit.

     The Company experienced a net loss for the quarter ended March 31, 2001. Despite the unfavorable operating results for the period, the Company has been able to fulfill its needs for working capital and capital expenditures, due in part to its ability to maintain adequate financing arrangements. The Company expects that operations will continue for the remainer of 2001, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the Credit Agreement. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. In that event, or for other reasons, the Company may be required to seek alternative financing arrangements. There is no assurance that such sources of financing will be available if required or, if available, will be on terms satisfactory to the Company.

6.   CONTINGENCIES

     Environmental
     -------------

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

     In connection with the acquisition of the steel mill located in Pueblo, Colorado ("Pueblo Mill"), the Company accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. The Company believed this amount was the best estimate from a range of $23.1 million to $43.6 million. The Company's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE")finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At March 31, 2001, the accrued liability was $32.5 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

     The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the first quarter of 2000. Although the Action has not been quantified, resolution will likely include payment of penalties and an agreement to implement additional pollution controls. The Company has allocated up to $2 million in capital expenditures to reach resolution with the CDPHE. It is not presently possible to determine if further expenditures will be necessary to satisfy the liability, if any, associated with the Action.

     In a related matter, on April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that the Company had violated the Clean Air Act Amendments of 1990 at the Pueblo Mill for a period extending over five years. The suit seeks damages and to compel the Company to incur significant capital improvements or alter its operating procedures so that the Pueblo Mill would be in compliance with more stringent environmental standards than the Company currently is operating under. The Company does not believe as a matter of law that it has an obligation to meet these standards. Although the

     Company expects that the impact of any adverse determination reached in this matter would be at least partially mitigated as a result of the resolution of the Action discussed above, it is not presently possible to estimate the ultimate liability in the event of an adverse finding.

     Labor Dispute
     -------------

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

     On December 30, 1997, the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees. As of March 31, 2001, approximately 530 formerly striking employees had either returned to work or had declined CF&I's offer of equivalent work. At March 31, 2001, approximately 400 formerly striking workers remain unreinstated ("Unreinstated Employees").

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

     The United Transportation Union, representing thirty of those former employees, asserted that their members were protected under the FRSA and pursued their claim before the Public Law Board ("PLB"). A hearing was held in November 1999, and the PLB, with one member dissenting, rendered an award on January 8, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. On February 6, 2001, C&W filed a petition for review of that award in the District Court for the District of Colorado, and intends to pursue this matter through the appropriate United States appellate court, if necessary. Given the inability to determine the number of former employees who intend to return to work at C&W and the extent to which the adverse and mitigating factors discussed above will impact the liability for back pay and benefits, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

     The Transportation-Communications International Union, Brotherhood Railway Carmen Division, representing six of those former employees, asserted that their members were protected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and that PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. The Company is determining whether to appeal the matter, but given the inability to determine the number of former employees who intend to return to work at C&W and the extent to which the adverse and mitigating factors discussed above will impact the liability for back pay and benefits, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

     Of the remaining former employees, the claims are either pending or have been adjudicated in favor of C&W. For the matter that is still pending, C&W intends to vigorously defend itself, and believe that it has meritorious defenses against the outstanding claim. For the claim that has been decided in its favor, there is no assurance that further appeals will not be pursued by the claimant or the union. The outcome of such proceedings is inherently uncertain, and it is not possible to estimate any potential settlement amount that would result from adverse court or arbitral decisions.

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

Results of Operations
---------------------

The following table sets forth by division tonnage sold, sales and average selling price per ton:

                                                 Three Months Ended March 31,
                                                -----------------------------
                                                     2001             2000
                                                  --------         --------

  Total tonnage sold:
       Oregon Steel Division:
            Plate and Coil                         150,300          206,600
            Welded pipe                             57,200           38,800
                                                  --------         --------
                 Total Oregon Steel Division       207,500          245,400
                                                  --------         --------
       RMSM Division:
            Rail                                    55,100           75,000
            Rod and Bar                            106,100           94,600
            Seamless Pipe                           29,200                -
            Semi-finished                            2,700           16,500
                                                  --------         --------
                 Total RMSM Division               193,100          186,100
                                                  --------         --------
       Total Company                               400,600          431,500
                                                  ========         ========

  Sales (in thousands):
       Oregon Steel Division                      $ 95,023         $ 99,207
       RMSM Division                                72,457           65,696
                                                  --------         --------
                 Total Company                    $167,480         $164,903
                                                  ========         ========

  Average selling price per ton:
       Oregon Steel Division                          $458             $404
       RMSM Division                                  $375             $353
                 Company Average                      $418             $382


      Sales increased 1.6 percent for the first quarter on a year over year basis, to $167.5 million for the first quarter of 2001 from $164.9 million for the first quarter in 2000, while the consolidated average selling price increased to $418 per ton for 2001 from $382 per ton for 2000. The increase in average selling price is primarily due to a shift in product mix from plate and coil products to welded and seamless pipe products, partially offset by lower selling prices for the Company's rail and rod and bar products.

                            OREGON STEEL MILLS, INC.

      The Company's shipments decreased 7.2 percent to 400,600 tons for the first quarter of 2001 from 431,500 tons for the first quarter of 2000. The decrease in shipments was primarily the result of decreased shipments of plate products by the Oregon Steel Division and a decrease in rail and semi-finished product shipments by the RMSM Division, partially offset by increased shipments of welded pipe products by the Oregon Steel Division and seamless pipe and rod and bar products by the RMSM Division.

      The Oregon Steel Division shipped 207,500 tons of plate, coil and welded pipe products at an average selling price of $458 per ton during the first quarter of 2001 as compared to 245,400 tons of product at an average selling price of $404 per ton for the corresponding period for 2000. The increase in the average selling price is due primarily to a shift in product mix from plate and coil to large diameter welded pipe, as welded pipe generally has a higher average selling price than plate and coil, and to an increase in the average selling price for plate as compared to average selling price one year ago. Welded pipe shipments during the first quarter of 2001 were significantly greater than in the comparable period in 2000, increasing to 57,200 tons for 2001 from 38,800 tons for 2000. The level of shipments of welded pipe during 2000 was the result of a general lack of market demand for pipe products. During the first quarter of 2001, the Oregon Steel Division plate mill produced 205,300 tons of plate and coil products compared to 217,600 tons for the first quarter of 2000. However, shipments to non-affiliated plate and coil customers during the first quarter of 2001 were 150,300 tons compared to 206,600 tons during the corresponding 2000 period, primarily due to a greater percentage of plate production being required during 2001 to fulfill the welded pipe orders than during 2000.

      The RMSM Division shipped 193,100 tons of rail, rod and bar, seamless pipe and semifinished products at an average selling price of $375 per ton for the first quarter of 2001, compared to 186,100 tons of product at an average selling price of $353 per ton for the first quarter of 2000. The increase in shipments is a result of an increase in seamless pipe and rod and bar product shipments, partially offset by a decrease in rail and semi-finished shipments. Due to adverse market conditions, the division did not ship any seamless products during 2000 until the seamless mill was reopened in October 2000, after those market conditions had improved. The increase in average selling price is a result of the shift in product mix to seamless pipe partially offset by reduced average selling prices for the division's rod and bar and rail products. Seamless pipe products have the highest average selling prices of the division's products. The division shipped 55,100 tons of rail for the first quarter of 2001 compared to 75,000 tons for the first quarter of 2000, primarily due to a major rail customer canceling its orders due to a significant reduction of its capital spending program.

      Gross profit for the first quarter of 2001 was $7.5 million or 4.5 percent compared to $3.3 million or 2.0 percent for the first quarter of 2000. The $4.2 million increase in gross profit was primarily due to the increase in shipments of and improved profitability for welded pipe and seamless pipe, and higher average selling prices for plate products. These factors were partially offset by a decrease in the profitability of rail products due to the cutback in shipments discussed above, a decrease in the average selling price of welded pipe and rod and bar products, decreased shipments of semi-finished products and higher energy costs, primarily for natural gas.

      Selling, general and administrative expenses for the first quarter of 2001 increased $1.2 million from the corresponding 2000 period and increased as a percentage of sales to 8.3 percent in the first quarter of 2001, from 7.6 percent for the corresponding 2000 period. The increase in cost is primarily due to increased shipping costs associated with the increased welded and seamless pipe shipments.

      Total interest expense for the first quarter of 2001 was $9.1 million compared to $8.5 million for the corresponding 2000 period. The increase in expense was primarily due to an increase in the average borrowing outstanding for the first quarter in 2001 as compared to the first quarter in 2000.

      The Company's effective income tax rates for state and federal taxes were a benefit of 37.0 percent and 38.1 percent for the three month period ended March 31, 2001 and 2000, respectively.

Liquidity and Capital Resources
-------------------------------

      At March 31, 2001, the Company's liquidity, comprised of cash, cash equivalents, and funds available under the revolving credit agreement ("Credit Agreement"), totaled approximately $49.1 million compared to $36.9 million at December 31, 2000.

      Cash flow from operations for the three month period ended March 31, 2001 was $3.6 million compared to $3.9 million in the respective period of 2000. The major items causing the decrease were a smaller decrease in inventories for 2001 than for 2000 ($6.0 million), partially offset by a smaller increase in net receivables for 2001 than for 2000 ($2.8 million), a smaller loss for 2001 than for 2000 ($1.2 million), and a smaller decrease in deferred taxes for 2001 than for 2000 ($1.3 million).

      Net working capital at March 31, 2001 decreased $11 million from $108.8 million at December 31, 2000 to $97.8 million at March 31, 2001, reflecting a $3.1 million decrease in current assets and a $7.9 million increase in current liabilities. The decrease in current assets was primarily due to decreased inventories ($7.7 million), partially offset by increased trade accounts receivable ($3.1 million). The increase in current liabilities was due to increased accrued expenses ($7.3 million), related in part to the accrued interest for the 11% First Mortgage Notes ("Notes"), and the increase in current portion of long-term debt ($4.6 million), partially offset by reduced accounts payable ($4.1 million) related to the lower inventory.

     The Company has $228.3 million principal amount of Notes due 2003, payable to outside parties, which bear interest at 11 percent. New CF&I, Inc. and CF&I (collectively, "Guarantors") guarantee the Notes. The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company (exclusive of Camrose) and the Guarantors. The collateral does not include, among other things, accounts receivable and inventory. The Indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, there was no amount available for cash dividends at March 31, 2001.

       On December 1, 2000, the Company entered into the Credit Agreement, which expires on April 30, 2003. The Guarantors guarantee the Credit Agreement. The amount available is the lesser of $125 million or the sum of the product of the Company's eligible domestic accounts receivable and inventory balances and specified advance rates. The Credit Agreement and guarantees are secured by these assets in addition to a shared security interest in certain equity and intercompany interests of the Company. At the Company's election, interest on the Credit Agreement is based on either the Eurodollar rate plus a margin of
2.75 percent, or the prime rate plus a margin of .5 percent. As of March 31, 2001, the average interest rate for the Credit Agreement was 8.83 percent. The unused line fees are .38 percent of the difference from $125 million and the amount outstanding, including letters of credit. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth, minimum earnings before interest, taxes, depreciation and amortization coverage ratio, maximum annual capital expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than borrowings provided by the Credit Agreement. The Company cannot issue cash dividends without prior approval from the lenders. There is a fee payable in the event the Credit Agreement is terminated prior to April 30, 2003, decreasing after each subsequent anniversary of the Credit Agreement's obligation. At March 31, 2001, the outstanding balance on the Credit Agreement was $71.3 million.

      The Company is able to draw up to $15 million of the borrowings available under the Credit Agreement to support issuance of letters of credit and similar contracts. At March 31, 2001, $5.2 million was restricted under outstanding letters of credit.

       CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets, principally the Pueblo, Colorado steelmaking and finishing facilities, from CF&I Steel Corporation. This debt is without stated collateral and is payable over ten years, bearing interest at 9.5 percent. As of March 31, 2001, the outstanding balance on the debt was $23.2 million, of which $9.9 million was classified as long-term.

     Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. The facility expires September 12, 2002. At the Company's election, interest is payable based on either the bank's Canadian dollar prime rate, the bank's U.S. dollar prime rate, or LIBOR. As of March 31, 2001, the interest rate of this facility was 7.5 percent. Annual commitment fees are .25 percent of the unused portion of the credit line. At March 31, 2001, the outstanding balance under the credit facility was $193,000.

      During the first three months of 2001, the Company expended (exclusive of capital interest) approximately $164,000 and $3.1 million on capital projects at the Oregon Steel Division and the RMSM Division, respectively.

      Despite the unfavorable operating results for the quarter ended March 31, 2001, the Company has been able to fulfill its needs for working capital and capital expenditures, due in part on its ability to secure adequate financing arrangements. The Company expects that operations will continue for the remainder of 2001, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the Credit Agreement. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. In that event, or for other reasons, the Company may be required to seek alternative financing arrangements. There is no assurance that such sources of financing will be available if required or, if available, will be on terms satisfactory to the Company. The Company's level of indebtedness presents other risks to investors, including the possibility that the Company and its subsidiaries may be unable to generate cash sufficient to pay the principal of and interest on their indebtedness when due. In that event, the holders of such indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and to proceed against their collateral, if applicable. These actions would likely have a material adverse effect on the Company.

The Company is currently in compliance with the restrictive debt covenants applicable to its financing arrangements; however, the Company anticipates that given the current unfavorable market conditions, it is unlikely that the Company will continue to remain in compliance with these covenants as presently structured. The Company is currently in preliminary discussions with its lenders to restructure the Credit Agreement, if required, to provide additional operating and financial flexibility.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No material changes.

                            OREGON STEEL MILLS, INC.


PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

       See Part 1, "Consolidated Financial Statements - Note 6, Contingencies" for discussion of claims adjudicated in the first quarter of 2001 regarding the former employees of the Colorado & Wyoming Railway Company, a wholly owned subsidiary of New CF&I, which arose from the labor dispute.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Meeting of Stockholders on April 26, 2001. The stockholders elected Messrs. Joe E. Corvin and John A. Sproul as directors, to serve until April 2004. Messrs. Corvin and Sproul were elected by a vote of 20,059,298 and 22,832,946 shares, respectively, for; 3,254,491 and 480,843 shares, respectively, withheld authority to vote; and broker non-votes totaled 2,463,015 shares.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
        (a)   Exhibits
                   None

        (b)   Reports on Form 8-K
                   No reports on Form 8-K were required to be filed by the Registrant during the quarter ended March 31, 2001.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   OREGON STEEL MILLS, INC.




Date:   May 15, 2001                                 /s/ Jeff S. Stewart
                                                  ------------------------------
                                                     Jeff S. Stewart
                                                      Corporate Controller
                                                  (Principal Accounting Officer)