Form 10-Q
period 2001-06-30
OREGON STEEL MILLS INC
filed 2001-08-14
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2001
                               ------------------------------------------------

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

                                               Yes  X       No
                                                  -----       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




         Common Stock, $.01 Par Value                     25,776,804
         ----------------------------           -------------------------------
                     Class                      Number of Shares Outstanding
                                                  (as of July 26, 2001)

                                              OREGON STEEL MILLS, INC.
                                                        INDEX



                                                                           Page
                                                                           ----
PART I.    FINANCIAL  INFORMATION

           Item 1.   Financial Statements

                     Consolidated Balance Sheets (unaudited)
                        June 30, 2001 and December 31, 2000.................. 2

                     Consolidated Statements of Income (unaudited)
                        Three months and six months ended
                        June 30, 2001 and 2000............................... 3

                     Consolidated Statements of Cash Flows (unaudited)
                        Six months ended June 30, 2001 and 2000.............. 4

                     Notes to Consolidated Financial Statements
                        (unaudited) ......................................5 - 9

           Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.............10 - 13

           Item 3.   Quantitative and Qualitative Disclosures
                        about Market Risk....................................13


PART II.   OTHER INFORMATION

           Item 1.   Legal Proceedings ..................................... 14

           Item 6.   Exhibits and Reports on Form 8-K........................14



                                      OREGON STEEL MILLS, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                           (In thousands)
                                             (Unaudited)

                                                                                     June 30,      December 31,
                                                                                        2001           2000
                                                                                    ----------     ------------

                                                       ASSETS
Current assets:
     Cash and cash equivalents                                                       $   6,048       $   3,370
     Trade accounts receivable, net                                                    105,356          91,149
     Inventories                                                                       127,338         129,801
     Deferred tax asset                                                                  7,266           7,266
     Other                                                                               2,507           3,915
                                                                                     ---------       ---------
            Total current assets                                                       248,515         235,501
                                                                                     ---------       ---------

Property, plant and equipment:
     Land and improvements                                                              29,970          29,869
     Buildings                                                                          52,670          50,549
     Machinery and equipment                                                           785,246         778,921
     Construction in progress                                                            6,392          14,607
                                                                                     ---------       ---------
                                                                                       874,278         873,946
     Accumulated depreciation                                                         (307,279)       (290,071)
                                                                                     ---------       ---------
                                                                                       566,999         583,875
                                                                                     ---------       ---------

Costs in excess of net assets acquired, net                                             33,004          33,452
Other assets                                                                            24,982          27,526
                                                                                     ---------       ---------
                                                                                     $ 873,500       $ 880,354
                                                                                     =========       =========


                                                            LIABILITIES
Current liabilities:
     Short-term debt and current portion of long-term debt                           $  89,018       $   8,625
     Accounts payable                                                                   82,252          82,014
     Accrued expenses                                                                   39,428          36,109
                                                                                     ---------       ---------
          Total current liabilities                                                    210,698         126,748

Long-term debt                                                                         238,956         314,356
Deferred employee benefits                                                              23,637          22,630
Environmental liability                                                                 32,577          32,577
Deferred income taxes                                                                   17,853          22,627
                                                                                     ---------       ---------
                                                                                       523,721         518,938
                                                                                     ---------       ---------
Minority interests                                                                      28,521          29,771
                                                                                     ---------       ---------
Contingencies (Note 6)

                                                              STOCKHOLDERS'
                                                                  EQUITY
Common stock                                                                               258             258
Additional paid-in capital                                                             227,584         227,584
Retained earnings                                                                      101,084         111,146
Accumulated other comprehensive income:
    Cumulative foreign currency translation adjustment                                  (7,668)         (7,343)
                                                                                     ---------       ---------
                                                                                       321,258         331,645
                                                                                     ---------       ---------
                                                                                     $ 873,500       $ 880,354
                                                                                     =========       =========


         The accompanying notes are an integral part of the consolidated financial statements.





                                              OREGON STEEL MILLS, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands, except tonnage and per share amounts)
                                                   (Unaudited)


                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                    ---------------------------    -------------------------
                                                        2001             2000         2001           2000
                                                     ---------        ---------    ---------       --------

Sales                                                $ 190,901        $ 161,785    $ 358,381       $ 326,688
                                                     ---------        ---------    ---------       ---------

Costs and expenses:
     Cost of sales                                     166,631          147,087      326,642         308,589
     Selling, general and administrative
        expenses                                        15,319           13,824       29,113          26,436
     Loss (gain) on sale of assets                           2             (460)          29            (320)
     Profit participation and other incentive
        compensation                                        --              371           44             535
                                                     ---------        ---------    ---------       ---------
                                                       181,952          160,822      355,828         335,240
                                                     ---------        ---------    ---------       ---------
           Operating income (loss)                       8,949              963        2,553          (8,552)
Other income (expense):
     Interest and dividend income                           77               82          184             201
     Interest expense, net                              (8,777)          (8,788)     (17,854)        (17,294)
     Minority interests                                     74              (29)         (27)            418
     Other, net                                             82            2,947          378           3,009
                                                     ---------        ---------    ---------       ---------
           Income (loss) before income taxes               405           (4,825)     (14,766)        (22,218)
Benefit (provision) for income taxes                      (907)           1,817        4,704           8,443
                                                     ---------        ---------    ---------       ---------
           Net loss                                  $    (502)       $  (3,008)   $ (10,062)      $ (13,775)
                                                     =========        =========    =========       =========

Basic and diluted net loss per
    share                                               $(0.02)          $(0.11)      $(0.38)         $(0.52)

Dividends declared per common share                         $-             $.02           $-            $.04

Weighted average common shares and
     common share equivalents outstanding               26,375           26,375       26,375          26,375



         The accompanying notes are an integral part of the consolidated financial statements.

                            OREGON STEEL MILLS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                       Six Months Ended June 30,
                                                       -------------------------
                                                           2001          2000
                                                        ----------   ----------
Cash flows from operating activities:
   Net loss                                             $ (10,062)   $ (13,775)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation and amortization                      23,008       23,443
        Deferred income tax provision                      (4,774)      (9,164)
        Loss (gain) on disposal of operating and
           non-operating assets                                29       (2,573)
        Other, net                                             27         (486)
        Changes in operating assets and liabilities:
           Trade accounts receivables                     (14,207)      (5,719)
           Inventories                                      2,463        5,255
           Operating liabilities                            4,564       33,427
           Other, net                                       1,408          797
                                                        ---------    ---------
Net cash provided by operating activities                   2,456       31,205
                                                        ---------    ---------

Cash flows from investing activities:
   Additions to property, plant and equipment              (5,736)      (8,553)
   Proceeds from disposal of property and equipment             5        2,945
   Other, net                                               2,530          670
                                                        ---------    ---------
Net cash used by investing activities                      (3,201)      (4,938)
                                                        ---------    ---------

Cash flows from financing activities:
   Proceeds from long-term bank debt                      357,649      124,280
   Payments on long-term debt                            (351,635)    (140,139)
   Borrowings from (repayments on) Canadian revolving
     loan facility, net                                      (990)         743
   Minority share of subsidiary's distribution             (1,276)      (2,739)
   Repurchase of bonds                                         --       (6,750)
   Dividends paid                                              --       (1,031)
                                                        ---------    ---------
Net cash provided (used) by financing activities            3,748      (25,636)
                                                        ---------    ---------

Effects of foreign currency exchange rate changes
   on cash                                                   (325)        (638)
                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents        2,678           (7)

Cash and cash equivalents at beginning of period            3,370        9,270
                                                        ---------    ---------

Cash and cash equivalents at end of period              $   6,048    $   9,263
                                                        =========    =========

Supplemental disclosures of cash flow information:
   Cash paid for:
          Interest                                      $  16,292    $  16,832
          Income taxes                                  $     273    $   4,023






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

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" on June 15, 1998, establishing the accounting treatment for commercial entities' positions in derivative instruments. The Company adopted SFAS No. 133, effective January 1, 2001; however, the impact on the Company's consolidated financial position and consolidated results of operations was immaterial.

2.   INVENTORIES
     -----------

     Inventories were as follows:
                                           June 30,           December 31,
                                             2001                 2000
                                           --------           ------------
                                                  (In thousands)

     Raw materials                         $  9,617              $ 10,189
     Semi-finished product                   43,327                49,816
     Finished product                        46,971                43,415
     Stores and operating supplies           27,423                26,381
                                           --------              --------
     Total inventory                       $127,338              $129,801
                                           ========              ========

3.   NET LOSS PER SHARE
     ------------------

     Basic and diluted net loss per share was as follows:

                                        Three Months Ended June 30,           Six Months Ended June 30,
                                        ---------------------------           -------------------------
                                             2001         2000                   2001          2000
                                           --------    ---------               --------      --------
                                                    (In thousands, except per share amounts)

Weighted average number of
   common shares outstanding                 25,777      25,777                  25,777        25,777
Shares of common stock to be
   issued March 2003                            598         598                     598           598
                                           --------    --------                --------      --------
                                             26,375      26,375                  26,375        26,375
                                           ========    ========                ========      ========

Net loss                                   $   (502)   $ (3,008)               $(10,062)     $(13,775)
                                           ========    ========                ========      ========

Basic and diluted net loss per share       $  (0.02)   $  (0.11)               $  (0.38)     $  (0.52)
                                           ========    ========                ========      ========



4.   COMPREHENSIVE INCOME (LOSS)
     ---------------------------

                                               Three Months Ended June 30,            Six Months Ended June 30,
                                               ---------------------------          ----------------------------
                                                 2001               2000               2001              2000
                                               ---------          --------           --------          ---------
                                                      (In thousands)                       (In thousands)

      Net loss                                 $   (502)          $ (3,008)          $(10,062)         $(13,775)
      Foreign currency translation
         adjustment                                 935               (532)              (325)             (638)
                                               --------           --------           --------          --------
      Comprehensive income (loss)              $    433           $ (3,540)          $(10,387)         $(14,413)
                                               ========           ========           ========          ========

5.   DEBT, FINANCING ARRANGEMENTS, AND LIQUIDITY
     -------------------------------------------

     Debt balances were as follows:


                                                                     June 30,        December 31,
                                                                       2001              2000
                                                                    ---------        ------------
                                                                          (In thousands)


     11% First Mortgage Notes ("Notes")                              $228,250           $228,250
     Revolving credit facility                                         79,983             69,756
     CF&I acquisition term loan                                        18,949             23,161
     Camrose revolving bank loan                                          792              1,814
                                                                     --------           --------
          Total Debt                                                  327,974            322,981
     Less short-term debt and current portion of long-term debt        89,018              8,625
                                                                     --------           --------
          Non-current portion of long-term debt                      $238,956           $314,356
                                                                     ========           ========



     The Company has $228.3 million principal amount of Notes due 2003, payable to outside parties. The Indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, there was no amount available for cash dividends at June 30, 2001.

     The Company maintains a $125 million revolving credit facility, as amended effective June 30, 2001 ("Amended Credit Agreement"), which expires April 30, 2002. The Amended Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") coverage ratio, maximum annual capital expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than borrowings provided by the Amended Credit Agreement.

     The Company is able to draw up to $15 million of the borrowings available under the Amended Credit Agreement to support issuance of letters of credit and similar contracts. At June 30, 2001, $3.9 million was restricted under outstanding letters of credit.

     The Company experienced a net loss for the six months ended June 30, 2001. Contributing to the adverse results was the interest paid by the Company to Oregon Steel for its financing. The Company has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. The Company expects that operations will continue for the remainder of 2001, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to the Company and, although the demand for repayment of the obligation in full is not expected during 2001, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that the Company would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to the Company.

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

     In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality ("DEQ") committing it to conduct an investigation of whether, and to what extent, past or present operations at the Company's steel mill site located in Portland, Oregon ("Portland Mill") might have affected sediment quality in the Willamette River. The Company has begun preliminary studies related to this investigation; however, no conclusive data have been obtained. The Company has expended an insignificant amount to date; however, it appears that further investigation, with associated costs, will be necessary to complete the request. It is not presently possible to estimate the costs associated with completion of this investigation.

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

     In connection with the acquisition of the steel mill located in Pueblo, Colorado ("Pueblo Mill"), the Company accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. The Company believed this amount was the best estimate from a range of $23.1 million to $43.6 million. The Company's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At June 30, 2001, the accrued liability was $32.5 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

     The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the first quarter of 2000. Although the Action has not been quantified, resolution will likely include payment of penalties and an agreement to implement additional pollution controls. The Company has allocated up to $2 million in capital expenditures to reach resolution with the CDPHE. It is not presently possible to determine if further expenditures will be necessary to satisfy the liability, if any, associated with the Action.
     In a related matter, on April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that the Company had violated the Clean Air Act Amendments of 1990 ("CAA") at the Pueblo Mill for a period extending over five years. On July 16, 2001, the suit was dismissed by the presiding judge. Although the Company does not believe that it has an obligation to meet these standards, the Union has appealed the decision. If the Union does indeed pursue such legal action, and if an adverse determination were to be reached against the Company on appeal, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

     On April 18, 2001, the Union, along with several environmental activist groups, filed suit against the Company under the CAA in U.S District Court in Portland, Oregon. The suit alleges that the Company has violated various air emission limits and conditions of its operating permits at the Portland Mill. The suit seeks injunctive relief and an unspecified amount of civil penalties. The Company filed a response to the suit on July 24, 2001, disputing many of the suit's allegations. Although the Company believes it will prevail, it is not presently possible to estimate the liability if there is ultimately an adverse determination.


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

     On December 30, 1997, the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of June 30, 2001, approximately 580 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At June 30, 2001, approximately 350 Unreinstated Employees remain unreinstated.

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

     During the strike by the Union at CF&I, certain bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of New CF&I, refused to report to work for an extended period of time, claiming that concerns for their safety prevented them from crossing the picket line. The bargaining unit employees of C&W were not on strike, and because the other C&W employees reported to work without incident, C&W considered those employees to have quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The various unions representing those individuals filed claims with C&W asserting that C&W had violated certain provisions of the applicable collective bargaining agreement, the Federal Railroad Safety Act ("FRSA"), or the Railway Labor Act. In all of the claims, the unions demand reinstatement of the former employees with their seniority intact, back pay and benefits.

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

     The Transportation-Communications International Union, Brotherhood Railway Carmen Division, representing six of those former employees, asserted that their members were protected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and that PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. While retaining its rights to appeal the decision, C&W is seeking to negotiate a settlement with the claimants to settle the back pay and benefit liability. C&W anticipates that any such settlement, if reached, will not have a material impact on the Company's consolidated financial statements.

7.   ELECTRICITY SALES
     -----------------

     Included in sales for the three and six months ended June 30, 2001 is $7.0 million in electricity sales. During May and June of 2001, the Company sold approximately 50 percent of the power load in its melting facility in Portland, Oregon back to the local utility under an electricity exchange contract that extends from May 1, 2001 through September 30, 2001.

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

Results of Operations
---------------------

The following table sets forth by division tonnage sold, sales and average selling price per ton:


                                                   Three Months Ended June 30,                 Six Months Ended June 30,
                                                   ---------------------------              -----------------------------
                                                      2001               2000                 2001                2000
                                                   ------------        --------             --------            ---------
Total tonnage sold:
     Oregon Steel Division:
          Plate and Coil                            121,400             206,400             271,700               413,000
          Welded Pipe                                95,900              33,000             153,100                71,800
                                                   --------            --------            --------              --------
               Total Oregon Steel Division          217,300             239,400             424,800               484,800
                                                   --------            --------            --------              --------
     RMSM Division:
          Rail                                       55,500              80,200             110,600               155,200
          Rod and Bar                               100,000              94,600             206,100               189,200
          Seamless Pipe                              37,900                   -              67,100                     -
          Semi-finished                               1,500               2,300               4,200                18,800
                                                   --------            --------            --------              --------
               Total RMSM Division                  194,900             177,100             388,000               363,200
                                                   --------            --------            --------              --------
     Total Company                                  412,200             416,500             812,800               848,000
                                                   ========            ========            ========              ========

Sales (in thousands):
     Oregon Steel Division                         $112,616            $ 98,453            $207,639              $197,660
     RMSM Division                                   78,285              63,332             150,742               129,028
                                                   --------            --------            --------              --------
               Total Company                       $190,901            $161,785            $358,381              $326,688
                                                   ========            ========            ========              ========

Average selling price per ton:
     Oregon Steel Division (FN1)                       $486                $411                $472                  $408
     RMSM Division                                     $402                $358                $389                  $355
               Company Average (FN1)                   $446                $388                $432                  $385

Foot Note 1 - Excludes revenues earned from sales of electricity in the amount of $7 million.


       Sales increased to $190.9 million, or 18.0 percent and to $358.4 million, or 9.7 percent, for the three and six months ended June 30, 2001, respectively, over the same periods in 2000. The consolidated average selling prices per ton for the second quarter of 2001 and the first six months of 2001 were $445 and $432, respectively, (exclusive of revenues earned from sales of electricity) compared to consolidated average selling prices per ton of $388 and $385 per ton, respectively, for the comparable periods of 2000. The increase in both sales and consolidated average selling price is primarily due to a shift in product mix from plate and coil products to welded and seamless pipe products, partially offset by a decrease in shipment of rail products.

       The Company's shipments decreased 1.0 percent to 412,200 tons and 4.2 percent to 812,800 tons in the second quarter of 2001 and in the first six months of 2001, respectively, from the same periods in 2000. The decrease in shipments was primarily a result of reduction in shipments of plate products by the Oregon Steel Division, and rail and semi-finished product shipments by the RMSM Division, partially offset by increased shipments of welded pipe, seamless pipe and rod and bar products.

       The Oregon Steel Division shipped 217,300 tons and 424,800 tons of plate, coil and welded pipe products at an average selling price per ton of $486 and $472 (exclusive of revenues earned from sales of electricity), for the three and six months ended June 30, 2001, respectively, compared to 239,400 and 484,800 tons at average selling price per ton of $411 and $408, during the corresponding 2000 periods. The decrease in overall division shipments is primarily due to the decrease in plate and coil products offset partially by an increase in welded pipe products. Plate and coil shipments decreased to 121,400 tons and 271,700 tons for the three and six months period ended June 30, 2001, respectively, from the 206,400 tons and 413,000 tons shipped during the respective periods in 2000. Lower plate and coil shipments in 2001 is primarily the result of a higher percentage of plate production being shipped to the division's Napa and Camrose pipe mills. Another factor contributing to the decrease was the declining demand for plate product during 2001. Welded pipe shipments increased significantly to 95,900 tons and 153,100 tons for the three and six month period ended June 30, 2001, respectively, compared to 33,000 tons and 71,800 tons shipped during the respective periods in 2000. The lower level of welded pipe shipments during 2000 resulted from a lack of general market demand for pipe products. Despite the decrease in total shipments, average selling price per ton increased, primarily due to a favorable shift in product mix to welded pipe from plate products. On average, welded pipe products have higher selling prices than plate and coil products.

      Included in sales for the three and six months ended June 30, 2001 is $7.0 million in electricity sales. During May and June of 2001, the Company sold approximately 50 percent of the power load in its melting facility in Portland, Oregon back to the local utility under an electricity exchange contract that extends from May 1, 2001 through September 30, 2001.

       The RMSM Division shipped 194,900 tons and 388,000 tons of rail, rod, bar, seamless pipe and semi-finished products at average selling prices per ton of $402 and $389 for the three and six months ended June 30, 2001, respectively, compared to 177,100 tons and 363,200 tons at average selling prices per ton of $358 and $355, respectively, during the corresponding periods in 2000. The increase in shipments is primarily due to increases in seamless pipe, rod and bar products, partially offset by decreased shipments of rail and semi-finished products. Due to adverse market conditions, the division did not ship any seamless product during most of 2000 until the seamless mill was reopened in October 2000. Average selling price per ton of the division also increased as a result of the shift in product mix to seamless pipe, as seamless pipe has the highest average selling prices per ton of all of the division's products. This increase is partially offset by decreased average selling prices for the division's rod, bar and rail products. The division shipped 55,500 tons and 110,600 tons of rail for the three and six months ended June 30, 2001, respectively, compared to 80,200 and 155,200 tons during the same periods of 2000, primarily due to reduced 2001 customer rail requirements.

      Gross profits for the three and six months ended June 30, 2001 were $24.3 million or 12.7 percent and $31.7 million or 8.9 percent, respectively, compared to $14.7 million or 9.1 percent and $18.1 million or 5.5 percent, respectively, for the corresponding 2000 periods. The increase of gross profits for both periods is primarily due to the increased shipments of and improved profitability for welded and seamless pipe products. In addition, the sale of electricity during the second quarter of 2001 contributed to the increase compared to the same period a year ago. Offsetting these factors were decreased profitability related in rail products and lower shipment levels for rail and semi-finished products.

       Selling, general and administrative expenses ("SG&A") increased $1.5 million and $2.7 million for the three and six months ended June 30, 2001, respectively, from the corresponding 2000 period. These expenses decreased as a percentage of sales to 8.0 percent in the second quarter of 2001, from 8.5 percent for the corresponding 2000 periods. Percentages of sales remained consistent at 8.1 percent for the six months period ended June 30, 2001 compared to the same period in 2000. The increase in SG&A expenses is primarily due to increased shipping costs associated with the increased shipping volume for welded pipe and seamless pipes, and rod and bar products.

     The Company's effective income tax rate for the six months ended June 30, 2001 was a benefit of 31.9 percent, as compared to 38.0 percent for the corresponding period in 2000. The effective rate was lower in 2001 primarily due to an adjustment in the tax treatment of the Company's foreign subsidiary. The Company revised its estimate of the expected effective tax rate for fiscal year 2001 during the second quarter, resulting in an increase in its provision for the three months ended June 30, 2001.


Liquidity and Capital Resources
-------------------------------

      At June 30, 2001, the Company's liquidity, comprised of cash, cash equivalents, and funds available under the revolving credit agreement, amended effective June 30, 2001 ("Amended Credit Agreement"), totaled approximately $42.4 million compared to $36.9 million at December 31, 2000.

      Cash flow from operations for the six months ended June 30, 2001 was $2.5 million compared to $31.2 million in the respective period of 2000. The major items causing the decrease were a smaller increase in operating liabilities for 2001 than for 2000 ($28.9 million), a greater increase in net receivables for 2001 than for 2000 ($8.5 million) and a smaller decrease in inventory for 2001 than for 2000 ($2.8 million), partially offset by a smaller effect of deferred taxes and net loss for 2001 than for 2000 ($4.4 million and $3.7 million, respectively). The Company primarily increased its borrowings to compensate for the decrease in operating cash flows.

       Net working capital at June 30, 2001 decreased $71 million from $108.8 million at December 31, 2000 to $37.8 million at June 30, 2001, reflecting a $13 million increase in current assets and an $84 million increase in current liabilities. The increase in current assets was primarily due to increased trade accounts receivable ($14.2 million), partially offset by decreased inventories ($2.5 million). The increase in current liabilities was primarily due to the increase in short-term debt and current portion of long-term debt ($80.4 million) as the Company's Amended Credit Agreement will expire in slightly less than one year. As a consequence, the amount outstanding under the Company's Amended Credit Agreement, approximately $80 million, was reclassified from noncurrent to current.

     The Company has outstanding $228.3 million principal amount of Notes due 2003, which bear interest at 11 percent. New CF&I, Inc. and CF&I (collectively, "Guarantors") guarantee the Notes. The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company (exclusive of Camrose) and the Guarantors. The collateral does not include, among other things, accounts receivable and inventory. The Indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, there was no amount available for cash dividends at June 30, 2001.

       The Company maintains an Amended Credit Agreement, which expires on April 30, 2002. The Guarantors guarantee the Amended Credit Agreement. The amount available is the lesser of $125 million or the sum of the product of the Company's eligible domestic accounts receivable and inventory balances and specified advance rates. The Amended Credit Agreement and guarantees are secured by these assets in addition to a shared security interest in certain equity and intercompany interests of the Company. Interest on the Amended Credit Agreement is based on the prime rate plus a margin of 1.25 percent. As of June 30, 2001, the average interest rate for the Amended Credit Agreement was 7.98 percent. The unused line fees are .38 percent difference from $125 million and the amount outstanding, including letters of credit. The Amended Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth, minimum earnings before interest, taxes, depreciation and amortization coverage ratio, maximum annual capital expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than provided by the Amended Credit Agreement. The Company cannot issue cash dividends without prior approval from the lenders. At June 30, 2001, the outstanding balance on the Amended Credit Agreement was approximately $80 million.


      The Company is able to draw up to $15 million of the borrowings available under the Amended Credit Agreement to support issuance of letters of credit and similar contracts. At June 30, 2001, $3.9 million was restricted under outstanding letters of credit.

       CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets, principally the Pueblo, Colorado steelmaking and finishing facilities, from CF&I Steel Corporation. This debt is without stated collateral and is payable over ten years, bearing interest at 9.5 percent. As of June 30, 2001, the outstanding balance on the debt was $18.9 million, of which $9.9 million was classified as long-term.

     Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. The facility expires September 12, 2002. At the Company's election, interest is payable based on either the bank's Canadian dollar prime rate, the bank's U.S. dollar prime rate, or LIBOR. As of June 30, 2001, the interest rate of this facility was 6.25 percent. Annual commitment fees are .25 percent of the unused portion of the credit line. At June 30, 2001, the outstanding balance under the credit facility was $792,000.

      During the first six months of 2001, the Company expended (exclusive of capital interest) approximately $1.6 million and $3.7 million on capital projects at the Oregon Steel Division and the RMSM Division, respectively.

      Despite the unfavorable operating results for the six months ended June 30, 2001, the Company has been able to fulfill its needs for working capital and capital expenditures, due in part on its ability to secure adequate financing arrangements. The Company expects that operations will continue for the remainder of 2001, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its anticipated needs for working capital and capital expenditures through 2001 will be met from funds generated from operations and borrowings pursuant to the Company's Amended Credit Agreement. There is no assurance, however, that the amounts from these sources will be sufficient for such purposes. In that event, or for other reasons, the Company may be required to seek alternative financing arrangements. There is no assurance that such sources of financing will be available if required or, if available, will be on terms satisfactory to the Company. The Company's level of indebtedness presents other risks to investors, including the possibility that the Company and its subsidiaries may be unable to generate cash sufficient to pay the principal of and interest on their indebtedness when due. In that event, the holders of such indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and to proceed against their collateral, if applicable. These actions would likely have a material adverse effect on the Company.




ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No material changes.

                            OREGON STEEL MILLS, INC.


PART II  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      See Part 1, "Consolidated Financial Statements - Note 6, Contingencies" for discussion of status of the environmental lawsuits filed by the United Steelworkers of America against the Company.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
       (a)      Exhibits
                10.1  Amendment No. 1 to Credit Agreement dated effective
                      June 30, 2001, among Oregon Steel Mills, Inc. as borrower, New CF&I, Inc. and CF&I Steel, L.P., as Guarantors, various financial institutions as Lenders, and the Agent for the lenders. Portions of this exhibit have been omitted pursuant to a confidential treatment request.


       (b)       Reports on Form 8-K
                      None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               OREGON STEEL MILLS, INC.




Date:   August 14, 2001                             /s/ Jeff S. Stewart
                                               -------------------------------
                                                       Jeff S. Stewart
                                                    Corporate Controller
                                                (Principal Accounting Officer)