Form 10-Q/A
period 2001-06-30
OREGON STEEL MILLS INC
filed 2001-08-15
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q/A
                                  AMENDMENT NO. 1

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

     The Company experienced a net loss for the six months ended June 30, 2001. Despite the unfavorable operating results for the period, the Company has been able to fulfill its needs for working capital and capital expenditures, due in part to its ability to maintain adequate financing arrangements. The Company expects that operations will continue for the remainder of 2001, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the Amended Credit Agreement. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. In that event, or for other reasons, the Company may be required to seek alternative financing arrangements. There is no assurance that such sources of financing will be available if required or, if available, will be on terms satisfactory to the Company.

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


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
       (a)      Exhibits
                10.1  Amendment No. 1 to Credit Agreement dated effective
                      June 30, 2001, among Oregon Steel Mills, Inc. as borrower, New CF&I, Inc. and CF&I Steel, L.P., as Guarantors, various financial institutions as Lenders, and the Agent for the lenders. Portions of this exhibit have been omitted pursuant to a confidential treatment request. (Filed as Exhibit 10.1 to Form 10-Q, dated June 30, 2001, and incorporated by reference herein.)


       (b)       Reports on Form 8-K
                      None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               OREGON STEEL MILLS, INC.




Date:   August 15, 2001                             /s/ Jeff S. Stewart
                                               -------------------------------
                                                       Jeff S. Stewart
                                                    Corporate Controller
                                                (Principal Accounting Officer)