Form 10-Q
period 2001-09-30
OREGON STEEL MILLS INC
filed 2001-11-14
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2001
                               ------------------------------------------------

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

                                               Yes  X       No
                                                  -----       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




         Common Stock, $.01 Par Value                     25,784,354
         ----------------------------           -------------------------------
                     Class                      Number of Shares Outstanding
                                                  (as of October 31, 2001)

                            OREGON STEEL MILLS, INC.
                                      INDEX



                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Consolidated Balance Sheets (unaudited)
                         September 30, 2001 and December 31, 2000............ 2

                      Consolidated Statements of Income (unaudited)
                         Three months and nine months ended
                         September 30, 2001 and 2000......................... 3

                      Consolidated Statements of Cash Flows (unaudited)
                         Nine months ended September 30, 2001 and 2000....... 4

                      Notes to Consolidated Financial Statements
                        (unaudited) .....................................5 - 10

           Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations............11 - 15

           Item 3.    Quantitative and Qualitative Disclosures
                         about Market Risk...................................16


PART II.   OTHER INFORMATION

           Item 1.    Legal Proceedings .................................... 16

           Item 6.    Exhibits and Reports on Form 8-K.......................16



                                   OREGON STEEL MILLS, INC.
                                CONSOLIDATED BALANCE SHEETS
                                      (In thousands)
                                        (Unaudited)



                                                                          September 30,        December 31,
                                                                              2001                 2000
                                                                          -------------        -----------

                                                  ASSETS
  Current assets:
       Cash and cash equivalents                                           $   6,525            $   3,370
       Trade accounts receivable, net                                         92,956               91,149
       Inventories                                                           132,933              129,801
       Deferred tax asset                                                      7,266                7,266
       Other                                                                   5,035                3,915
                                                                           ---------            ---------
              Total current assets                                           244,715              235,501
                                                                           ---------            ---------

  Property, plant and equipment:
       Land and improvements                                                  30,156               29,869
       Buildings                                                              52,424               50,549
       Machinery and equipment                                               784,171              778,921
       Construction in progress                                               10,480               14,607
                                                                           ---------            ---------
                                                                             877,231              873,946
       Accumulated depreciation                                             (316,985)            (290,071)
                                                                           ---------            ---------
                                                                             560,246              583,875
                                                                           ---------            ---------

  Costs in excess of net assets acquired, net                                 32,716               33,452
  Other assets                                                                23,761               27,526
                                                                           ---------            ---------
                                                                           $ 861,438            $ 880,354
                                                                           =========            =========


                                                LIABILITIES
  Current liabilities:
       Short-term debt and current portion of long-term debt               $  77,900            $   8,625
       Accounts payable                                                       76,674               82,014
       Accrued expenses                                                       42,259               36,109
                                                                           ---------            ---------
            Total current liabilities                                        196,833              126,748

  Long-term debt                                                             233,464              314,356
  Deferred employee benefits                                                  24,037               22,630
  Environmental liability                                                     32,877               32,577
  Deferred income taxes                                                       20,989               22,627
                                                                           ---------            ---------
                                                                             508,200              518,938
                                                                           ---------            ---------
  Minority interests                                                          29,455               29,771
                                                                           ---------            ---------
  Contingencies (Note 7)

                                             STOCKHOLDERS' EQUITY
  Common stock                                                                   258                  258
  Additional paid-in capital                                                 227,613              227,584
  Retained earnings                                                          104,663
                                                                                                  111,146
  Accumulated other comprehensive income:
      Cumulative foreign currency translation
         adjustment                                                           (8,751)              (7,343)
                                                                           ---------            ---------
                                                                             323,783              331,645
                                                                           ---------            ---------
                                                                           $ 861,438            $ 880,354
                                                                           =========            =========


         The accompanying notes are an integral part of the consolidated financial statements.


                                              OREGON STEEL MILLS, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands, except tonnage and per share amounts)
                                                     (Unaudited)


                                                          Three Months Ended September 30,     Nine Months Ended September 30,
                                                         ---------------------------------     -------------------------------
                                                              2001                 2000           2001                2000
                                                         -----------            ---------      ----------          ----------

Sales:
     Product Sales                                        $ 176,703            $ 156,655       $ 525,322           $ 483,343
     Electricity Sales                                        9,334                   --          19,096                  --
                                                          ---------            ---------       ---------           ---------
                                                            186,037              156,655         544,418             483,343
                                                          ---------            ---------       ---------           ---------

Costs and expenses:
     Cost of sales                                          153,780              136,189         480,422             444,778
     Selling, general and administrative
        expenses                                             16,776               12,335          45,889              38,770
     Loss (gain) on sale of assets                              (20)                  57               9                (262)
     Profit participation and other incentive
        compensation                                             81                   27             125                 562
                                                          ---------            ---------       ---------           ---------
                                                            170,617              148,608         526,445             483,848
                                                          ---------            ---------       ---------           ---------
           Operating income (loss)                           15,420                8,047          17,973                (505)
                                                          ---------            ---------       ---------           ---------
Other income (expense):
     Interest and dividend income                                47                  109             231                 310
     Interest expense, net                                   (9,301)              (8,551)        (27,155)            (25,846)
     Minority interests                                        (934)                 (65)           (961)                353
     Other, net                                                 273                   61             651               3,070
                                                          ---------            ---------       ---------           ---------
          Income (loss) before income taxes                   5,505                 (399)         (9,261)            (22,618)
Benefit (provision) for income taxes                         (1,926)                  (2)          2,778               8,441
                                                          ---------            ---------       ---------           ---------
          Net income (loss)                               $   3,579            $    (401)      $  (6,483)          $ (14,177)
                                                          =========            =========       =========           =========

Basic net income (loss) per share                             $0.14               ($0.02)         $(0.25)             $(0.54)
Diluted net income (loss) per share                           $0.13               ($0.02)         $(0.25)             $(0.54)

Dividends declared per common share                           $  --                $0.02          $   --              $ 0.06


Basic weighted average common shares                         26,378               26,375          26,376              26,375
Diluted weighted average common share                        26,587               26,375          26,376              26,375


         The accompanying notes are an integral part of the consolidated financial statements.



                                              OREGON STEEL MILLS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)


                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                       2001            2000
                                                                                   ----------      -----------

Cash flows from operating activities:
   Net loss                                                                        $  (6,483)      $ (14,177)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation and amortization                                                 34,364          34,799
        Deferred income tax provision                                                 (2,787)         (9,528)
        Loss (gain) on disposal of operating and non-operating assets                      9          (2,509)
        Changes in operating assets and liabilities:
           Trade accounts receivables                                                 (1,807)         (6,279)
           Inventories                                                                (3,132)        (11,740)
           Operating liabilities                                                       2,651          34,413
           Other, net                                                                    855            (625)
                                                                                   ---------       ---------
Net cash provided by operating activities                                             23,670          24,354
                                                                                   ---------       ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                                        (10,592)        (12,293)
   Proceeds from disposal of property and equipment                                       98           2,943
   Other, net                                                                          4,203           1,343
                                                                                   ---------       ---------
Net cash used by investing activities                                                 (6,291)         (8,007)
                                                                                   ---------       ---------

Cash flows from financing activities:
   Proceeds from long-term bank debt                                                 539,316         200,780
   Payments on long-term debt                                                       (549,262)       (209,661)
   Borrowings from (repayments on) Canadian revolving
     loan facility, net                                                               (1,623)             57
   Minority share of subsidiary's distribution                                        (1,276)         (2,739)
   Repurchase of bonds                                                                    --          (6,750)
   Issuance of common stock                                                               29              --
   Dividends paid                                                                         --          (1,547)
                                                                                   ---------       ---------
Net cash used by financing activities                                                (12,816)        (19,860)
                                                                                   ---------       ---------

Effects of foreign currency exchange rate changes on cash                             (1,408)         (1,068)
                                                                                   ---------       ---------

Net increase (decrease) in cash and cash equivalents                                   3,155          (4,581)
Cash and cash equivalents at beginning of period                                       3,370           9,270
                                                                                   ---------       ---------

Cash and cash equivalents at end of period                                         $   6,525       $   4,689
                                                                                   =========       =========

Supplemental disclosures of cash flow information:
   Cash paid for:
          Interest                                                                 $  13,886       $  19,538
          Income taxes                                                             $     389       $   4,024





         The accompanying notes are an integral part of the consolidated financial statements.

                            OREGON STEEL MILLS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

          The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its subsidiaries (the "Company"), which include wholly-owned Camrose Pipe Corporation ("CPC"), which through ownership in another corporation, holds a 60 percent interest in Camrose Pipe Company ("Camrose"); and 87 percent owned New CF&I, Inc. ("New CF&I") which owns a
     95.2 percent interest in CF&I Steel, L.P. ("CF&I"). Both New CF&I and CF&I are stand alone registrants. The Company also directly owns an additional
     4.3 percent interest in CF&I. In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills. All significant intercompany balances and transactions have been eliminated.

          The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 2000 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

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

          In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", revising the accounting recognition methodology for goodwill, from an amortization method to an impairment-based methodology. Under SFAS No. 142, the Company will be required to test its goodwill for impairment at least annually, and more often if events suggest that impairment has occurred. Effective with adoption, which the Company anticipates will be as of January 1, 2002, the Company will discontinue recognition of amortization of its goodwill and perform a transitional impairment assessment. The Company has not yet determined the impact this standard will have on its consolidated balance sheet or its consolidated results of operations. For the nine month period ended September 2001, the Company's goodwill and intangible amortization expenses were $770,320.

          In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective January 1, 2003. The Company believes adoption of this standard will not have a material effect on its financial statements.

          On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations and Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for the year beginning January 1, 2002. The Company believes adoption of this standard will not have a material effect on its financial statements.

          Certain reclassifications have been made in prior periods to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

2.   INVENTORIES

    Inventories were as follows:
                                             September 30,        December 31,
                                                 2001                 2000
                                             -------------       -------------
                                                     (In thousands)

Raw materials                                  $  8,560              $ 10,189
Semi-finished product                            55,877                49,816
Finished product                                 40,832                43,415
Stores and operating supplies                    27,664                26,381
                                               --------              --------
     Total inventory                           $132,933              $129,801
                                               ========              ========



3.   EARNINGS (NET LOSS) PER SHARE
     -----------------------------

     Basic and diluted net income (loss) per share was as follows:

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                        ----------------------         ----------------------
                                                          2001         2000             2001            2000
                                                        --------     ---------         ---------      -------
                                                                (In thousands, except per share amounts)
Weighted average number of
   common shares outstanding                             25,780        25,777             25,778       25,777

   Shares of common stock to be
   issued March 2003                                        598           598                598          598
                                                        -------       -------            -------     --------

                                                         26,378        26,375             26,376       26,375

Dilutive effect of:
   Employee stock options                                   209            --                 --           --
                                                        -------       -------            -------     --------


Weighted average number of common
   shares outstanding, assuming dilution                 26,587        26,375             26,376       26,375
                                                        =======       =======            =======     ========

Net income (loss)                                       $ 3,579       $  (401)           $(6,483)    $(14,177)
                                                        =======       =======            =======     ========

EPS:
Basic earnings (loss) per share                         $   .14       $  (.02)           $  (.25)    $   (.54)
                                                        =======       ========           =======     ========
Diluted earnings (loss) per share                       $   .13       $  (.02)           $  (.25)    $   (.54)
                                                        =======       =======            =======     ========


     Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options for the period they were outstanding. For the nine months ended September 30, 2001, approximately 156,000 options were excluded from the diluted earnings per share calculation, as to include them would have been antidilutive. For the three and nine months ended September 30, 2000, there were no options outstanding.




4.   COMPREHENSIVE INCOME (LOSS)
     ---------------------------

                                                   Three Months Ended                    Nine Months Ended
                                                     September 30,                          September 30,
                                                 ------------------------              -----------------------
                                                    2001          2000                    2001         2000
                                                 ----------     ---------              ---------    ----------
                                                     (In thousands)                        (In thousands)


     Net income (loss)                             $ 3,579       $(401)                $(6,483)      $(14,177)
     Foreign currency translation
        adjustment                                  (1,083)       (430)                 (1,408)        (1,068)
                                                   -------       -----                 -------       --------

     Comprehensive income (loss)                   $ 2,496       $(831)                $(7,891)      $(15,245)
                                                   =======       =====                 ========      ========


5.    NONQUALIFIED STOCK OPTION PLAN
      ------------------------------

         On January 19, 2000, the Board of Directors adopted the 2000 Nonqualified Stock Option Plan (the "Plan"). The stockholders of the Company approved the Plan on April 27, 2000. The Plan authorizes the Board of Directors, or a Committee appointed by the Board of Directors, to grant options to certain executives and management personnel. 1,000,000 shares of common stock are available for issuance upon exercise of the options.

         On August 30, 2001, the Company filed a Registration Statement with the Securities and Exchange Commision on Form S-8, relating to the registration of up to 1,000,000 shares of the common stock, $.01 par value, of the Company issuable under the Plan, as amended.


6.   DEBT, FINANCING ARRANGEMENTS, AND LIQUIDITY
     -------------------------------------------

     Debt balances were as follows:


                                                  September 30,     December 31,
                                                      2001              2000
                                                  -------------     ------------
                                                           (In thousands)

    11% First Mortgage Notes ("Notes")               $228,250          $228,250
    Revolving credit facility                          64,023            69,756
    CF&I acquisition term loan                         18,949            23,161
    Camrose revolving bank loan                           142             1,814
                                                     --------          --------
         Total debt                                   311,364           322,981
    Less short-term debt and current portion of
      long-term debt                                   77,900             8,625
                                                     --------          --------
         Non-current portion of long-term debt       $233,464          $314,356
                                                     ========          ========


         The Company has $228.3 million principal amount of Notes due 2003, payable to outside parties. The Indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, there was no amount available for cash dividends at September 30, 2001.

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

         The Company is able to draw up to $15 million of the borrowings available under the Amended Credit Agreement to support issuance of letters of credit and similar contracts. At September 30, 2001, $3.4 million was restricted under outstanding letters of credit.

         The  Company experienced a net loss for the nine months ended
     September 30, 2001. Despite the unfavorable operating results for the period, the Company has been able to fulfill its needs for working capital and capital expenditures, due in part to its ability to maintain adequate financing arrangements. The Company expects that operations will continue, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the Amended Credit Agreement. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. In that event, or for other reasons, the Company may be required to seek alternative financing arrangements. There is no assurance that such sources of financing will be available if required or, if available, will be on terms satisfactory to the Company.


7.   CONTINGENCIES
     -------------

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

         In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality committing it to conduct a pre-remedial investigation of whether, and to what extent, past or present operations at the Company's steel mill site located in Portland, Oregon ("Portland Mill") might have affected sediment quality in the Willamette River. Based on preliminary findings, the DEQ has requested the Company to begin a full remedial investigation. The Company has determined costs could range from $300,000-$750,000 over the next two years. Based on this cost estimate, the Company has accrued $300,000 as of September 30, 2001.

         In a related matter, in December 2000, the Company received a notice from the U.S. Environmental Protection Agency ("EPA"), identifying it, along with many other entities, as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act with respect to contamination in a portion of the Willamette River that has been designated as a Superfund site. As the Portland Mill is located downstream from the portion of the river so designated, the Company has requested from the EPA evidence with respect to the basis for the potential liability. It is not presently possible to determine the costs associated with this designation, in the event the Company is unable to demonstrate that it is not a PRP.

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

         In connection with the acquisition of the steel mill located in Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two separate remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule, which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At September 30, 2001, the accrued liability was $32.5 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

         The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the first quarter of 2000. Although the Action has not been quantified, resolution will likely include payment of penalties and an agreement to implement additional pollution controls. As such, CF&I has accrued $816,000 as of September 30, 2001. CF&I and CDPHE had reached a settlement in February 2001, but the settlement was later set aside in April of 2001 by the presiding judge. CF&I and CDPHE remain in negotiations as to what corrective actions need to be taken to implement additional pollution controls.

         In a related matter, on April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that CF&I had violated the Clean Air Act Amendments of 1990 ("CAA") at the Pueblo Mill for a period extending over five years. On
     July 16, 2001, the suit was dismissed by the presiding judge. Although CF&I does not believe that it has an obligation to meet these standards, the Union has appealed the decision. It is not presently possible to estimate the liability if there is ultimately an adverse determination on appeal.



     Labor Dispute

         The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997, the Union initiated a strike at CF&I for approximately 1,000 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of new hires, striking employees who returned to work, contractors and salaried employees.

         On December 30, 1997, the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of September 30, 2001, approximately 655 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At September 30, 2001, approximately 275 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). CF&I not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired new employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On
     May 17, 2000, the Judge rendered a decision upholding certain allegations against CF&I. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded on February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA.
     The ultimate determination of the issues may require a ruling from the appropriate United States appellate court.

         In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the adverse determination. The number of Unreinstated Employees entitled to back pay would probably be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Historical personnel records do not provide sufficient information necessary to provide a reasonable estimate of liability. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the number of unreinstated individuals and sentiment of the Union towards the Company, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award. Thus, it is not presently possible to estimate the liability if there is ultimately an adverse determination against CF&I.

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

         The United Transportation Union, representing thirty of those former employees, asserted that their members were protected under the FRSA and pursued their claim before the Public Law Board ("PLB"). A hearing was held in November 1999, and the PLB, with one member dissenting, rendered an award on January 8, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. On February 6, 2001, C&W filed a petition for review of that award in the District Court for the District of Colorado, and intends to pursue this matter through the appropriate United States appellate court, if necessary. Given the inability to determine the number of former employees who intend to return to work at C&W and the extent to which the adverse and mitigating factors discussed above will impact the liability for back pay and benefits, it is not presently possible to estimate the liability if there is ultimately an adverse determination against C&W.

         The Transportation-Communications International Union, Brotherhood Railway Carmen Division, representing six of those former C&W employees, asserted that their members were protected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and that PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. As of September 30, 2001, two of the six former employees have accepted a settlement from C&W. The remaining four do not agree with the award amount from the court. C&W has accrued $159,000 for the remaining four former employees, which is based on the award amount from the court.


8.   ELECTRICITY SALES
     -----------------

         Included in sales for the three and nine months ended September 30, 2001 were $9.3 million and $19.1 million, respectively, in electricity sales. During the period of May to September of 2001, the Company sold approximately 50 percent of the power load in its melting facility in Portland, Oregon back to the local utility under an electricity exchange contract that was in effect from May 1, 2001 through September 30, 2001.

                            OREGON STEEL MILLS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following information contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; the supply of imported steel and subsidies provided by foreign governments to support steel companies domiciled in their countries; potential equipment malfunction; work stoppages, and labor issues, and plant construction and repair delays, and failure of the Company to accurately predict the impact of lost revenues associated with interruption of the Company's, its customers' or suppliers' operations.

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

Results of Operations
---------------------

     SALES. The following table sets forth by division tonnage sold, sales and average selling price per ton:

                                                Three Months Ended September 30,           Nine Months Ended September 30,
                                                --------------------------------          --------------------------------
                                                    2001                  2000                 2001                2000
                                                -----------           ----------          -------------        -----------
Total tonnage sold:
     Oregon Steel Division:
          Plate and Coil                           105,000              168,000                376,700            581,000
          Welded Pipe                              101,800               32,200                254,900            104,000
                                                 ---------            ---------             ----------         ----------
               Total Oregon Steel Division         206,800              200,200                631,600            685,000
                                                 ---------            ---------             ----------         ----------
     RMSM Division:
          Rail                                      56,100               82,300                166,700            237,500
          Rod and Bar                              115,800               99,500                321,900            288,700
          Seamless Pipe                             17,500                   --                 84,500                 --
          Semi-finished                                300               17,700                  4,500             36,500
                                                 ---------            ---------             ----------         ----------

               Total RMSM Division                 189,700              199,500                577,600            562,700
                                                 ---------            ---------             ----------         ----------
     Total Company                                 396,500              399,700              1,209,200          1,247,700
                                                 =========            =========             ==========         ==========

Sales (in thousands):
     Oregon Steel Division                       $ 115,517            $  85,193             $  323,157         $  282,852
     RMSM Division                                  70,520               71,462                221,261            200,491
                                                 ---------            ---------             ----------         ----------
               Total Company                     $ 186,037            $ 156,655             $  544,418         $  483,343
                                                 =========            =========             ==========         ==========

Average selling price per ton:
     Oregon Steel Division (FN1)                      $513                 $426                   $481               $413
     RMSM Division                                    $372                 $358                   $383               $356
               Company Average (FN1)                  $446                 $392                   $434               $387


Note 1 - Excludes revenues earned from sales of electricity in the amount of $9.3 million and $19.1 million for the three and nine months ended September 30, 2001, respectively.

      For the three and nine months ended September 30, 2001, the Company's consolidated net sales increased $29.4 million, or 18.8% and $61.0 million, or 12.6%, respectively, from the corresponding periods of 2000. Excluding revenue earned from electricity sales, the consolidated selling prices per ton were $446 and $434 for the third quarter and the first nine months of 2001, respectively, as compared to $392 and $387 of the same periods a year ago. Growth in both sales and average selling prices were driven primarily by the shift in product mix from plate and coil products to welded and seamless pipe products. Partially offsetting the above increases was a decline in tons and lower pricing associated with the rail and commodity plate products.

      Despite the increase in net sales, the Company's total shipments dropped 0.8% to 396,500 tons and 3.1% to 1.2 million tons during the third quarter and the first nine months of 2001, respectively, as compared with the prior year periods. The decline of total shipments were primarily due to reduced orders for plate products at the Oregon Steel Division, coupled with decreased demand for rail and semi-finished products at the RMSM Division, partially offset by increased shipments of welded pipe, seamless pipe, rod and bar products.

      OREGON STEEL DIVISION. The division's revenue is comprised of revenues generated from the sale of plate, coil and welded pipe products. Net sales for the three and nine months ended September 30, 2001 increased $30.3 million, or 35.6%, and $40.3 million, or 14.2%, respectively, as compared with the prior year periods. Included in the division revenue were electricity sales of $9.3 million and $19.1 million, for the three and nine months ended September 30, 2001, respectively. During the period of May to September of 2001, the Company sold approximately 50 percent of the power load in its melting facility in Portland, Oregon back to the local utility under an electricity exchange contract that was in effect from May 1, 2001 through September 30, 2001.

      Overall division shipments for the three and nine months ended September 30, 2001 increased by 6,600 tons, or 3.3% and decreased 53,400 tons or 7.8%, respectively, as compared to the same periods in 2000. Higher shipments during the third quarter was primarily attributable to the increase of pipe orders at the Napa pipe mill, partially offset by decrease of orders for trade plate at the Portland Mill. Demand for welded pipe products remains strong in 2001, whereas weakness in both volume and pricing in the plate market continues. Lower tonnage shipments for the three and nine month periods were primarily due to the 7-10 day temporary curtailment in August 2001 at the Portland Mill and Napa pipe mill. This was in response to the short-term decline in the plate market and lack of sufficient semi-finished materials. Additionally, a higher percentage of plate product produced at the Portland Mill were shipped internally to the division's Napa and Camrose pipe mills.

      Despite the decline in total shipments, average selling price per ton, net of revenues earned from electricity sales, for the three and nine months ended September 30, 2001 increased to $513 and $481, respectively, from $426 and $413 of the corresponding periods in 2000. The increase was predominately impacted by the increased mix of the higher priced welded pipe products, partially offset by continuing pricing pressure in the commodity plate market.

      RMSM DIVISION. The division's revenue is comprised of revenue generated from the sale of rail, rod, bar, seamless pipe and semi-finished products. For the three months ended September 30, 2001, net sales decreased $1.0 million, or 1.3%, from the corresponding period of 2000. For the third quarter of 2001, total division shipments decreased 9,800 tons, or 4.9%, at an average selling price per ton of $372, as compared to $358 for the prior year's comparable quarter. The decrease in shipments was primarily due to decreased rail shipments as well as semi-finished product shipments, partially offset by increased shipments of rod and bar and seamless products. Despite the decrease in shipments, average selling price per ton improved, as a result of greater product mix of high priced seamless pipe in the third quarter.

        For the nine months ended September 30, 2001, the division's net sales grew $20.8 million, or 10.4%, as compared with the same period of 2000. For the first nine months of 2001, total shipments increased 14,900 tons, or 2.6% from the comparable period in 2000. The increase in shipments primarily resulted from shipments of seamless pipe in 2001 coupled with increased shipments of rod and bar products. Due to the adverse market conditions in the prior year, no seamless products were shipped during the first nine months of 2000 as the seamless mill was temporarily shut down. Notwithstanding the strong performances of seamless pipe product in 2001, the seamless market has softened recently in the third quarter. Average selling price per ton of the division improved to $383 from $356 of a year ago due to the shift in product mix to seamless pipe. This increase was partially offset by lower shipments and weaker pricing of rail products. Rail shipments declined 70,800 tons, or 29.8% for the nine months ended September 30, 2001 as compared with the same period in 2000, primarily due to reduced rail demand throughout 2001.

     GROSS PROFITS. The Company's gross profits for the three and nine months ended September 30, 2001 were $32.3 million or 17.3% and $64.0 million or 11.8%, respectively, compared to $20.5 million or 13.1% and $38.6 million or 8.0%, respectively, for the corresponding 2000 periods. The increased gross profit for both periods was primarily attributable to increased sales of welded pipe products, improved pricing on rod products, and the sale of electricity. In addition, a property tax refund of $3.7 million was received during the three months ended September 30, 2001. This increase was partially offset by downward pricing pressure associated with plate, rail and semi-finished products and increased manufacturing costs at the Portland Mill due to lower melt shop production as a result of the sale of electricity back to the local utility.

     SELLING, GENERAL, AND ADMINISTRATIVE. The Company's selling, general and administrative expenses (SG&A) for the three and nine months ended September 30, 2001 increased $4.4 million, and $7.1 million, respectively, over the same periods in 2000. These expenses increased as a percentage of total net sales to 9.0% and 8.4% for the three and nine months ended September 30, 2001, respectively, as compared to 7.9% and 8.0%, respectively, for the corresponding periods of 2000. The increase in SG&A expenses from 2000 to 2001 was partially due to $3.0 million in seamless pipe commission fees associated with the first nine months of 2001 that did not exist in the corresponding period in 2000 due to no seamless pipe sold in the first nine months of 2000. In addition, increased shipping costs for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000, was associated with the increased volume for welded pipe, seamless pipe and rod and bar products.

     INTEREST EXPENSE. Gross interest expense increased $790,000 and $1.4 million for the three and nine months ended September 30, 2001, respectively, over the same periods in 2000. Higher gross interest in 2001 was primarily attributable to acceleration of amortization on loan fees; concurrent with the revision of the maturity date of the amended credit facility in the third quarter of 2001 and higher levels of average interest-bearing debt outstanding for first nine months of 2001.

     OTHER INCOME. Other income, net for the nine months ended September 30, 2001 decreased by $2.4 million, or 78.8%, from the corresponding 2000 period. In the second quarter of 2000, the Company realized a pre-tax gain of $ 2.5 million on the sale of undeveloped land at the RMSM Division.

     INCOME TAX EXPENSE. The Company's effective income tax benefit (provision) rate for the three and nine months ended September 30, 2001 was (35.0%) and 30.0%, respectively, as compared to (0.5%) and 37.3% for the corresponding periods in 2000. The lower tax provision rate in the third quarter of 2000 was due to the change in the estimated effective tax rate for 2000 as actual taxable losses were in excess of the projected taxable losses. The lower tax benefit rate for the first nine months in 2001 was due to adjustments to deferred taxes, primarily related to the federal impact of the state net operating loss carryforwards.


Liquidity and Capital Resources
-------------------------------

      At September 30, 2001, the Company's liquidity, comprised of cash, cash equivalents, and funds available under the revolving credit agreement, amended effective June 30, 2001 ("Amended Credit Agreement"), totaled approximately $58.7 million compared to $36.9 million at December 31, 2000.

      Cash flow from operations for the nine-month period ended September 30, 2001 was $23.7 million compared to $24.4 million in the respective period of 2000. The major items affecting the $0.7 million decrease in cash from operations include a smaller increase in operating liabilities for 2001 ($31.8 million); partially offset by a smaller increase in inventory and accounts receivable for 2001 than for 2000 ($4.5 million and $8.6 million, respectively) and a smaller effect of net loss, loss on disposal of operating and non-operating assets and deferred taxes for 2001 than for 2000 ($7.7 million, $2.5 million and $6.7 million, respectively).

      Net working capital at September 30, 2001 decreased $60.9 million from $108.8 million at December 31, 2000 to $47.9 million at September 30, 2001, reflecting a $9.2 million increase in current assets and $70.1 million increase in current liabilities. The increase in current assets was primarily due to increased cash, net trade accounts receivable and inventories

($3.2 million, $1.8 million and $3.1 million). The increase in current liabilities was primarily due to the increase in short-term debt and current portion of long-term debt ($69.3 million). As the Company's Amended Credit Agreement will expire in less than one year, the amount outstanding under the Company's Amended Credit Agreement, approximately $64.0 million, was reclassified from non-current to current. The remaining $5.3 million was due to a timing of payment on the Company's 10-year term note. Accounts receivable
(net) increased to $93.0 million at September 30, 2001 from $91.2 million at December 31, 2000, due to a combination of factors such as the timing of sales and payments by customers. The amount of accounts receivable, measured in average daily sales outstanding, was 46 days for the first nine months of 2001, as compared to 41 days for the year ended December 31, 2000. The increase was primarily attributable to sale of seamless pipe in 2001, whereas no seamless pipe was sold in the first three quarters of 2000. Seamless pipe has standard payment terms of net 60 days versus terms of net 30 days for other products.

      The Company has outstanding $228.3 million principal amount of Notes due 2003, which bear interest at 11%. New CF&I, Inc. and CF&I (collectively, "Guarantors") guarantee the Notes. The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company (exclusive of Camrose) and the Guarantors. The collateral does not include, among other things, accounts receivable and inventory. The Indenture under which the Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, there was no amount available for cash dividends at September 30, 2001.

     The Company maintains an Amended Credit Agreement, which expires on April 30, 2002. The Guarantors guarantee the Amended Credit Agreement. The amount available is the lesser of $125 million or the sum of the product of the Company's eligible domestic accounts receivable and inventory balances and specified advance rates. The Amended Credit Agreement and guarantees are secured by these assets in addition to a shared security interest in certain equity and intercompany interests of the Company. Interest on the Amended Credit Agreement is based on the prime rate plus a margin of 1.25% for the third quarter of 2001; 1.50% for the fourth quarter of 2001; and 1.75% thereafter. As of September 30, 2001, the average interest rate for the Amended Credit Agreement was 7.52%.
The unused line fees are 0.38%. The Amended Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth, minimum earnings before interest, taxes, depreciation and amortization coverage ratio, maximum annual capital expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than provided by the Amended Credit Agreement. The Company cannot issue cash dividends without prior approval from the lenders. At September 30, 2001, the outstanding balance on the Amended Credit Agreement was approximately $64.0 million.

     The Company is able to draw up to $15 million of the borrowings available under the Amended Credit Agreement to support issuance of letters of credit and similar contracts. At September 30, 2001, $3.4 million was restricted under outstanding letters of credit.

     CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets, principally the Pueblo, Colorado steelmaking and finishing facilities, from CF&I Steel Corporation. This debt is without stated collateral and is payable over ten years, bearing interest at 9.5 percent. As of September 30, 2001, the outstanding balance on the debt was $19.0 million, of which $5.1 million was classified as long-term.

    Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. Expiration of the facility has been extended to September 12, 2003. At the Company's election, interest is payable based on either the bank's Canadian dollar prime rate, the bank's U.S. dollar prime rate, or LIBOR. As of September 30, 2001, the interest rate of this facility was 5.25%. Annual commitment fees are .25% of the unused portion of the credit line. At September 30, 2001, the outstanding balance under the credit facility was $142,000.

    During the first nine months of 2001, the Company expended (exclusive of capital interest) approximately $2.8 million and $7.2 million on capital projects at the Oregon Steel Division and the RMSM Division, respectively.

    Despite the unfavorable operating results for the nine months ended September 30, 2001, the Company has been able to fulfill its needs for working capital and capital expenditures, due in part on its ability to secure adequate financing arrangements. The Company expects that operations will continue, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from funds generated from operations and borrowings pursuant to the Company's Amended Credit Agreement. There is no assurance, however, that the amounts from these sources will be sufficient for such purposes. In that event, or for other reasons, the Company may be required to seek alternative financing arrangements. There is no assurance that such sources of financing will be available if required or, if available, will be on terms satisfactory to the Company. The Company's level of indebtedness presents other risks to investors, including the possibility that the Company and its subsidiaries may be unable to generate cash sufficient to pay the principal of and interest on their indebtedness when due. In that event, the holders of such indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and to proceed against their collateral, if applicable. These actions would likely have a material adverse effect on the Company.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No material changes.

                            OREGON STEEL MILLS, INC.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      See Part 1, "Consolidated Financial Statements - Note 7, Contingencies" for discussion of status of the environmental lawsuits filed by the United Steelworkers of America against the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
      (a)  Exhibits

      99.1 Amendment No. 1 to Credit Agreement dated effective June 30, 2001, among Oregon Steel Mills, Inc. as borrower, New CF&I and CF&I L.P., as Guarantors, various financial institutions as Lenders, and the Agent for the Lenders. Portions of this exhibit have been omitted pursuant to a confidential treatment request. (Filed as exhibit 99.1 to Form 10-Q for the Quarter Ended June 30, 2001, and incorporated by reference herein).


      (b)  Reports on Form 8-K
                    None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OREGON STEEL MILLS, INC.




Date:   November 14, 2001                         /s/ Jeff S. Stewart
                                            ----------------------------------
                                                     Jeff S. Stewart
                                                Corporate Controller
                                            (Principal Accounting Officer)