Form 10-Q/A
period 2001-06-30
OREGON STEEL MILLS INC
filed 2002-01-28
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q/A
                                  AMENDMENT NO. 2

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2001
                               ------------------------------------------------

                                            OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------     ----------------------

Commission File Number       1-9887
                       -----------------

                            OREGON STEEL MILLS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      94-0506370
- -------------------------------------------------------------------------------
      (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                    Identification No.)

   1000 S.W. Broadway, Suite 2200, Portland, Oregon                97205
- -------------------------------------------------------------------------------
     (Address of principal executive office)                     (Zip Code)

                                 (503) 223-9228
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

                                               Yes  X       No
                                                  -----       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




         Common Stock, $.01 Par Value                     25,776,804
         ----------------------------           -------------------------------
                     Class                      Number of Shares Outstanding
                                                  (as of July 26, 2001)

      Explanatory Note:
      ----------------

      The registrant amends Part II Other Information, Item 6 of its Quarterly Report on form 10-Q for the quarter ended June 30, 2001 to include the full text of Exhibit 10.1.

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


                                               OREGON STEEL MILLS, INC.




Date:   January 25, 2001                           /s/ Jeff S. Stewart
                                               -------------------------------
                                                       Jeff S. Stewart
                                                    Corporate Controller
                                                (Principal Accounting Officer)