Form 10-K
period 2001-12-31
OREGON STEEL MILLS INC
filed 2002-03-27
CIK 830260

..                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

               ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001        COMMISSION FILE NUMBER 1-9887

                            OREGON STEEL MILLS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      94-0506370
-------------------------------------------------------------------------------
      (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                    Identification No.)

             1000 S.W. BROADWAY
                 SUITE 2200
               PORTLAND, OREGON                               97205
-------------------------------------------------------------------------------
     (Address of principal executive office)                (Zip Code)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (503) 223-9228

              SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 Name of each exchange
          Title of each class                     on which registered
        ------------------------               --------------------------------

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

                                                  Yes  X       No
                                                      ---         ---

      State the aggregate market value of the voting stock held by non-affiliates of the registrant.

               BASED ON LAST SALE, JANUARY 31, 2002: $148,246,310

      Indicate the number of shares outstanding of each of the registrant's classes of stock as of January 31, 2002:

      COMMON STOCK, $.01 PAR VALUE                         25,786,854
      ----------------------------                 -----------------------------
            (Title of Class)                      (Number of shares outstanding)

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Proxy statement for the Registrant's Annual Meeting of Stockholders to be held April 25, 2002 is incorporated by reference into Part III of this report.

                            OREGON STEEL MILLS, INC.
                                TABLE OF CONTENTS
                                                                          PAGE

                                     PART I
ITEM

   1.             BUSINESS.................................................... 1
                        General................................................1
                        Products...............................................3
                        Raw Materials and Semi-finished Slabs .................5
                        Marketing and Customers................................6
                        Competition and Other Market Factors...................7
                        Environmental Matters..................................9
                        Labor Dispute.........................................11
                        Employees.............................................13

   2.             PROPERTIES..................................................13

   3.             LEGAL PROCEEDINGS...........................................14

   4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........15
                        Executive Officers of the Registrant..................15

                                     PART II

   5.             MARKET FOR REGISTRANT'S COMMON STOCK AND
                        RELATED STOCKHOLDER MATTERS...........................16

   6.             SELECTED FINANCIAL DATA.....................................16

   7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........17

   7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                        MARKET RISK...........................................24

   8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................24

   9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                         ON ACCOUNTING AND FINANCIAL DISCLOSURE...............47

                                    PART III

   10. and 11.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                        AND EXECUTIVE COMPENSATION............................48

   12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT........................................48

   13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............48

                                     PART IV

   14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
                        REPORTS ON FORM 8-K...................................49

                                     PART I

ITEM 1.  BUSINESS

GENERAL

       Oregon Steel Mills, Inc.("Company" or "Registrant") was founded in 1926 by William G. Gilmore and was incorporated in California in 1928. The Company reincorporated in Delaware in 1974. The Company changed its name in December 1987 from Gilmore Steel Corporation to Oregon Steel Mills, Inc.

       During 2001, the Company and its subsidiaries operated two steel minimills and seven finishing facilities in the western United States and Canada. The Company manufactures and markets one of the broadest lines of specialty and commodity steel products of any domestic minimill company. The Company emphasizes the cost efficient production of higher margin specialty steel products targeted at a diverse customer base located primarily west of the Mississippi River and in western Canada. The Company's manufacturing flexibility allows it to manage actively its product mix in response to changes in customer demand and individual product cycles. The Company is organized into two business units known as the Oregon Steel Division and Rocky Mountain Steel Mills ("RMSM") Division.

       The Oregon Steel Division is centered on the Company's steel plate minimill in Portland, Oregon ("Portland Mill"), which supplies steel for the Company's steel plate and large diameter pipe finishing facilities. The Oregon Steel Division's steel pipe mill in Napa, California ("Napa Pipe Mill") is a large diameter steel pipe mill and fabrication facility. The Oregon Steel Division also produces large diameter pipe and electric resistance welded ("ERW") pipe at its 60% owned pipe mill in Camrose, Alberta, Canada ("Camrose Pipe Mill").

       The RMSM Division consists of steelmaking and finishing facilities of CF&I Steel, L.P. ("CF&I") (dba Rocky Mountain Steel Mills) located in Pueblo, Colorado ("Pueblo Mill"). The Company owns 87% of New CF&I, Inc. ("New CF&I"), which owns a 95.2% general partnership interest in CF&I. In addition, the Company owns directly a 4.3% limited partnership interest in CF&I. The Pueblo Mill is a steel minimill which supplies steel for the Company's rail, rod and bar, and seamless tubular finishing mills.

OREGON STEEL DIVISION

       PORTLAND MILL. The Portland Mill is the only hot-rolled steel plate minimill and steel plate production facility in the eleven western states. The Portland Mill has the capability to produce slab thicknesses of 6", 7", 8" or 9" and finished steel plate in widths up to 136".

       During 1997, the Company completed the construction of a Steckel Combination Mill ("Combination Mill") at its Portland Mill. The project included installation of a new reheat furnace, a 4-high rolling mill with coiling furnaces, a vertical edger, a down coiler, on-line accelerated cooling, hot leveling and shearing equipment, extended roll lines, and a fully automated hydraulic gauge control system.

       The Combination Mill gives the Company the ability to produce steel plate in commercially preferred dimensions and sizes, increase its manufacturing flexibility and, as production increases, supply substantially all the Company's plate requirements for large diameter line pipe, as well as coiled plate for applications such as the smaller diameter ERW pipe manufactured at the Camrose Pipe Mill. The Combination Mill produces discrete steel plate in widths from 48" to 136" and in thicknesses from 3/16" to 8". Coiled plate can be produced in widths of 48" to 120" (although widths beyond 96" are not commercially viable), and in thicknesses that range from 0.09" to 0.75". With the Combination Mill, the Company is in a position to produce all grades of discrete steel plate and coiled plate for all of the Company's commodity and specialty plate markets, including heat-treated applications.

       NAPA PIPE MILL. The Napa Pipe Mill produces large diameter steel pipe of a quality suitable for use in high pressure oil and gas transmission pipelines. The Napa Pipe Mill can produce pipe with an outside diameter ranging from 16" to 42", with wall thicknesses of up to 1-1/16" and in lengths of up to 80 feet, and can process two different sizes of pipe simultaneously in its two finishing sec-tions. Although the Portland Mill can supply substantially all of the Napa
Pipe Mill's specialty plate requirements, due to market conditions and other considerations, the Napa Pipe Mill may purchase steel plate from third-party suppliers.

       CAMROSE PIPE MILL. The Company acquired a 60% interest in the Camrose Pipe Mill in June 1992 from Stelco, Inc. ("Stelco"), a large Canadian steel producer. The Camrose Pipe Mill has two pipe manufacturing mills, a large diameter pipe mill similar to the Napa Pipe Mill and an ERW pipe mill which produces steel pipe used by the oil and gas industry. The large diameter pipe mill produces pipe in lengths of up to 80 feet with a diameter ranging from 20" to 42" with maximum wall thickness of up to 5/8". The ERW mill produces pipe in sizes ranging from 4.5" to 16" in diameter.

       See Part I, Item 2, "Properties", for discussion of the operating capacities of the Portland Mill, the Napa Pipe Mill and the Camrose Pipe Mill.

RMSM DIVISION

       On March 3, 1993, New CF&I, a wholly-owned subsidiary of the Company, acquired a 95.2% interest in a newly formed limited partnership, CF&I Steel, L.P. ("CF&I"), a Delaware limited partnership. The remaining 4.8% interest was owned by the Pension Benefit Guaranty Corporation ("PBGC"). CF&I then purchased substantially all of the steelmaking, fabricating, metals and railroad business assets of CF&I Steel Corporation. In August of 1994, New CF&I sold a 10% equity interest in New CF&I to a subsidiary of Nippon Steel Corporation ("Nippon"). In connection with that sale, Nippon agreed to license to the Company a proprietary technology for producing deep head-hardened ("DHH") rail products as well as to provide certain production equipment to produce DHH rail. In November 1995, the Company sold equity interests totaling 3% in New CF&I to two subsidiaries of the Nissho Iwai Group ("Nissho Iwai"), a large Japanese trading company. In 1997, the Company purchased the 4.8% interest in CF&I owned by the PBGC. In 1998, the Company sold a 0.5% interest in CF&I to a subsidiary of Nippon.

       Shortly after the acquisition of the Pueblo Mill in 1993, the Company began a series of major capital improvements designed to increase yields, improve productivity and quality and expand the Company's ability to offer specialty rail, rod and bar products. The primary components of the capital improvements at the Pueblo Mill are outlined below.

       STEELMAKING. The Company installed a ladle refining furnace and a vacuum degassing facility and upgraded both continuous casters. During 1995, the Company eliminated ingot casting and replaced it with more efficient continuous casting methods that allow the Company to cast directly into blooms. These improvements expanded the Pueblo Mill steelmaking capacity to 1.2 million tons.

       ROD AND BAR MILL. At the time of its acquisition, the rod and bar mills at the Pueblo Mill were relatively old and located in separate facilities, which resulted in significant inefficiencies as the Company shifted production between them in response to market conditions. In 1995, the Company commenced operation of a new combination rod and bar mill with a new reheat furnace and a high speed rod train, capable of producing commodity and specialty grades of rod and bar products. These improvements enable the Company to produce a wider range of high margin specialty products, such as high-carbon rod, merchant bar and other specialty bar products, and larger rod coil sizes, which the Company believes are preferred by many of its customers.

       RAIL MANUFACTURING. At the time of the Company's acquisition of the Pueblo Mill, rail was produced by ingot casting using energy-intensive processes with significant yield losses as the ingots were reheated, reduced to blooms and then rolled into rail. Continuous casting has increased rail yields and decreased rail manufacturing costs. In 1996, the Company invested in its railmaking capacity by entering into the agreement with Nippon for the license of its proprietary technology to produce DHH rail, and acquired the production equipment necessary to produce the specialty rail. DHH rail is considered by the rail industry to be longer lasting and of higher quality than rail produced using conventional methods and, accordingly, the DHH rail usually has a corresponding higher average selling price. The Company believes it is able to meet the needs of a broad array of rail customers with both traditional and DHH rail.

       SEAMLESS PIPE. Seamless pipe produced at the Pueblo Mill consists of seamless casing, coupling stock and standard and line pipe. Seamless pipe casing is used as a structural retainer for the walls of oil or gas wells. Standard and line pipe are used to transport liquids and gasses both above and underground. The Company's seamless pipe mill is equipped to produce the most widely used sizes of seamless pipe (7" outside diameter through 10-3/4" outside diameter) in all standard lengths. The Company's production capability includes carbon and heat treated tubular products. The Company also sells semi-finished seamless pipe (referred to as green tubes) for processing and finishing by others. Due to market conditions, the seamless mill has been temporarily shut down since November 2001.

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

                          Commodity steel and        Steel service centers
                             coiled plate            Construction
                                                     Ship and barge
                                                        manufacturers
                                                     Heavy equipment
                                                        manufacturers

                          Large diameter steel       Oil and petroleum natural
                              pipe                      gas transmission
                                                        pipelines
                                                     Construction

                          Electric resistance        Oil and natural gas line
                              welded (ERW)pipe          pipe
                                                     Construction


RMSM DIVISION             Rail                       Rail transportation

                          Rod and Bar products       Construction
                                                     Durable goods
                                                     Capital equipment

                          Seamless pipe              Oil and petroleum producers

                          Semi-finished              Seamless tube mills

       The following table sets forth for the period indicated the tonnage shipped and the Company's total shipments by product class:


                                                       TONS SHIPPED
                                           -----------------------------------
                     PRODUCT CLASS           2001         2000         1999
                     -------------          -----        -----        -----

Oregon Steel Division:
    Steel Plate                             463,100      709,900       432,200
    Coiled Plate                              8,900       16,900        18,000
    Large Diameter Steel Pipe               281,300       71,300       491,200
    Electric Resistance Welded Pipe          76,400       73,400        28,400
                                          ---------    ---------     ---------
         Total Oregon Steel Division        829,700      871,500       969,800
                                          ---------    ---------     ---------


RMSM Division:
    Rail                                    246,000      314,700       299,000
    Rod and Bar                             432,500      395,100       407,600
    Seamless Pipe (1)                        97,700       10,400        19,600
    Semi-finished                             4,700       36,800         8,700
                                          ---------    ---------     ---------
        Total RMSM Division                 780,900      757,000       734,900
                                          ---------    ---------     ---------
        Total Company                     1,610,600    1,628,500     1,704,700
                                          =========    =========     =========
--------------


(1) The Company suspended operation at the seamless pipe mill in May 1999. Operation of the mill resumed in October 2000. Operations were again suspended in November 2001.

OREGON STEEL DIVISION

       STEEL PLATE. The Company's specialty grade and commodity steel plate is produced at the Portland Mill on the Combination Mill. The Combination Mill allows for the production of discrete plate widths up to 136" and coiled plate up to 96" wide. The majority of steel plate is commonly produced and consumed in standard widths and lengths, such as 96" x 240". Specialty steel plate consists of hot-rolled carbon, high-strength-low-alloy, alloy and heat-treated steel plate. Specialty steel plate has superior strength and performance characteristics as compared to commodity steel plate and is typically made to order for customers seeking specific properties, such as improved malleability, hardness or abrasion resistance, impact resistance or toughness, higher strength and ability to be more easily machined and welded. These improved properties are achieved by chemically refining the steel by either adding or removing specific elements, and by accurate temperature control while hot-rolling or heat-treating the plate. Specialty steel plate is used to manufacture railroad cars, mobile equipment, bridges and buildings, pressure vessels and machinery components. Commodity steel plate is used in a variety of applications such as the manufacture of storage tanks, machinery parts, ships and barges, and general load bearing structures. Coiled plate is the feeder stock for the manufacture of ERW pipe, welded tubing, spiral welded pipe and for conversion into cut-to-length plate.

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

       The Company's ability to produce high-quality large diameter pipe and other specialty steel plate products was enhanced by the installation of the vacuum degassing facility at the Portland Mill in 1993. The vacuum degassing process reduces the hydrogen content of the final product, which increases its resistance to hydrogen-induced cracking. The vacuum degassing facility enables the Company to produce some of the highest quality steel plate and line pipe steel.

       ERW PIPE. The Company produces smaller diameter ERW pipe at the Camrose Pipe Mill. ERW pipe is produced in sizes ranging from approximately 4.5" to 16" in diameter. The pipe is manufactured using coiled steel formed on a high frequency ERW mill. The principal customers for this product are oil and gas companies that use it for gathering lines to supply product to feed larger pipeline systems.

RMSM DIVISION

       RAIL. The Company produces standard carbon and high-strength head-hardened rail at its Pueblo Mill. The Pueblo Mill is the sole manufacturer of rail west of the Mississippi River and one of only two rail manufacturers in the Western Hemisphere. Rails are manufactured in the six most popular rail weights (ranging from 115 lb/yard through 141 lb/yard), in 39 and 80-foot lengths. The primary customers for the Pueblo Mill's rail are the major western railroads, with an increased share of the eastern railroad business in recent years. The Company has also developed a major presence in the Canadian and Mexican rail markets. Rail is also sold directly to rail contractors, transit districts and short-line railroads.

       As part of its capital improvement program, the Company improved its rail manufacturing facilities to include the production of in-line head-hardened rail. In-line head-hardened rail is produced through a proprietary technology, known as deep head-hardened or DHH technology, which is licensed from a third party. In 2001, the Company produced approximately 90,000 tons of head-hardened product using the DHH technology. The in-line DHH technology allows the Company to produce head-hardened product up to the capacity of the rail facility. Rail produced using the improved in-line technology is considered by many rail customers to be longer lasting and of higher quality than rail produced with traditional off-line techniques. In 2001, the Pueblo Mill began producing and marketing an improved head-hardened rail called High Carbon Pearlite ("HCP"). This rail metallurgy was designed for heavy application situations such as heavy tonnage curves. During 1998 the Pueblo Mill completed a rail dock expansion project which increased rail mill annual shipping capacity from 450,000 tons to over 500,000 tons.

       ROD AND BAR PRODUCTS. The Company's rod and bar mill located at the Pueblo Mill is able to produce coils of up to 6,000 pounds. The improved steel quality and finishing capabilities allow the Company to manufacture rods up to 1" in diameter, and to manufacture a variety of high-carbon rod products such as those used for spring wire, wire rope and tire bead. The Company produces several sizes of coiled rebar in the most popular grades for the reinforcement of concrete products.

       SEAMLESS PIPE. The Company's seamless pipe mill at the Pueblo Mill produces seamless casing, coupling stock and standard and line pipe. The primary use of these products is in the transmission and recovery of oil and natural gas resources, through either above ground or subterranean pipelines. The seamless mill produces both carbon and heat-treated tubular products. The Company also markets green tubes to other tubular mills for processing and finishing. Due to market conditions, the seamless mill has been temporarily shut down since November 2001.

RAW MATERIALS AND SEMI-FINISHED SLABS

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

       The long-term demand for steel scrap and its importance to the domestic steel industry may increase as steelmakers continue to expand scrap-based electric arc furnace capacity; however, the Company believes that near-term supplies of steel scrap will continue to be available in sufficient quantities at competitive prices. In addition, while alternate metallics are not currently cost competitive with steel scrap, a sustained increase in the price of steel scrap could result in increased implementation of these alternative materials.

       With the expanded plate finishing capability available to the Company from the 1997 completion of the Combination Mill, along with the manufacturing flexibility to purchase semi-finished steel slabs at a lower cost, the Company has consequently purchased material quantities of semi-finished steel slabs on the open market since 1999 and each year thereafter.

       These purchases are made on the spot market and are dependent upon slab availability. The slab market and pricing are subject to significant volatility and slabs may not be available at reasonable prices in the future. The Company expects semi-finished slab purchases to represent approximately 60% of its production needs for finished plate in 2002.

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

       The sales force is organized both geographically and by product line.
The Company has separate sales forces for plate, coiled plate, large diameter steel pipe, ERW pipe, rod and bar, and rail products. Most of the Company's sales are initiated by contacts between sales representatives and customers. Accordingly, the Company does not incur substantial advertising or other promotional expenses for the sale of its products. Except for contracts entered into from time to time to supply rail and large diameter steel pipe to significant projects (see Part II, Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operation"), the Company does not have any significant ongoing contracts with customers, and orders placed with the Company generally are cancelable by the customer prior to production. Although no single customer or group of affiliated customers represented more than 10% of the Company's sales in 2001, during 1999 the Company had sales to a single customer, Alliance Pipeline L.P., which accounted for nearly one-third of its sales for the year. The Company expects that sales to one customer, Kern River Gas Transmission Company for the Kern River Expansion Project, in 2002 will represent more than 25% of total sales.

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

OREGON STEEL DIVISION

       SPECIALTY STEEL PLATE. Customers for specialty steel are located throughout the United States, but the Company is most competitive west of the Mississippi River, where transportation costs are less of a factor. Typical customers include steel service centers and equipment manufacturers. Typical end uses include pressure vessels, construction and mining equipment, machine parts and military armor.

        COMMODITY STEEL PLATE. Most of the customers for the Company's commodity steel plate are located in the western United States, primarily in the Pacific Northwest. The Company's commodity steel plate is typically sold to steel service centers, fabricators and equipment manufacturers. Service centers typically resell to other users with or without additional processing such as cutting to a specific shape. Frequent end uses of commodity steel plate include the manufacture of rail cars, storage tanks, machinery parts, bridges, barges and ships.

        LARGE DIAMETER STEEL PIPE. Large diameter steel pipe is marketed on a global basis, and sales generally consist of a small number of large orders from natural gas pipeline companies, public utilities and oil and gas producing companies. The Company believes that the quality of its pipe enables it to compete effectively in international as well as domestic markets. Domestically, the Company has historically been most competitive in the steel pipe market west of the Mississippi River. The Camrose Pipe Mill is most competitive in western Canada. Sales of large diameter pipe generally involve the Company responding to requests to submit bids.

        ERW PIPE. The principal customers for ERW pipe produced at the Camrose Pipe Mill are in the provinces of Alberta and British Columbia, where most of Canada's natural gas and oil reserves are located. The Company believes its proximity to these gas fields gives the Company a competitive advantage. Demand for ERW pipe produced at the Camrose Pipe Mill is largely dependent on the level of exploration and drilling activity in the gas fields of western Canada.

RMSM DIVISION

       RAIL. The primary customers for the Pueblo Mill's rail are the major western railroads, with an increased share of the eastern railroad business in recent years. The Company has also developed a major presence in the Canadian and Mexican rail markets. Rail is also sold directly to rail distributors, transit districts and short-line railroads. The Company believes its proximity to the North American rail markets benefits the Company's marketing efforts.

       BAR PRODUCTS. The Company sells its bar products (primarily reinforcing bar) to fabricators and distributors. The majority of these customers are located in the United States, west of the Mississippi River.

       ROD PRODUCTS. The Company's wire rod products are sold primarily to wire drawers ranging in location from the Midwest to the West Coast. The demand for wire rod is dependent upon a wide variety of markets, including agricultural, construction, capital equipment and the durable goods segments. The Company entered the high carbon rod market during 1995 as a direct result of the investment in the new rolling facility. Since that time, the Company's participation in the higher margin, high carbon rod market has steadily increased, to the point where it now represents nearly two-thirds of total rod product shipments. Typical end uses of high carbon rod include spring wire, wire rope and tire bead.

       SEAMLESS PIPE. The Company's seamless pipe is sold primarily through an exclusive distribution agreement. The distributor markets seamless casing, along with its own product offerings, to a large number of oil exploration and production companies. Sales of seamless pipe are made both through the distributor and, on a limited basis, directly to companies outside of the OCTG industry, such as construction companies. The market for the Company's seamless pipe is primarily domestic. The demand for this product is determined in large part by the number and drilling depths of the oil and gas drilling rigs working in the United States.

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

OREGON STEEL DIVISION

       SPECIALTY STEEL PLATE. The Company's principal domestic competitor in the specialty steel plate market is Bethlehem Steel Corp. ("Bethlehem"), the largest plate producer in North America and currently operating under an October 2001 Chapter 11 bankruptcy filing. Bethlehem owns five plate mills located in Indiana, Pennsylvania, and Maryland, of which three are currently operating, with an estimated annual capacity in excess of 2 million tons. Bethlehem aggressively markets to major national accounts in fabrication and heavy-duty manufacturing as a single source supplier. Although not a major competitor in the western states, U.S. Steel Corporation, located in Indiana, is the second largest domestic specialty plate producer and does represent a significant competitor in the Midwest.

       COMMODITY STEEL PLATE. The Company's principal domestic commodity plate competitor is IPSCO Inc. ("IPSCO"). IPSCO brought into production a green field 120" steckel mill in Iowa in 1998, with that mill operating to nearly the same specifications as the Portland Mill. IPSCO also operates a smaller steckel mill in Saskatchewan, Canada, and in early 2001, completed a new steckel mill in Mobile, Alabama. IPSCO competes primarily in the Midwest commodity plate market, in other selected target markets and in the coiled plate market throughout the U.S. During the fourth quarter of 2000, Nucor Corporation completed construction of and began selling plate from a one million-ton steel plate facility in Hertford County, North Carolina, which has further increased competition in the steel plate market.

       Until its recent shut down in November 2000 and subsequent Chapter 11 bankruptcy filing in January 2002, Geneva Steel ("Geneva") was a major competitor of the Company in the commodity plate market. Geneva has an integrated steelmaking facility in Utah, the only one west of the Mississippi, and had historically produced approximately 1.8 million tons of commodity plate per year. With the shut down, the Company expects an increase in its product sales to meet market demands.

       LARGE DIAMETER PIPE. The Company's principal domestic competitors in the large diameter steel pipe market at this time are Berg Steel Pipe Corporation, located in Florida, and South Texas Steel, located in Texas. International competitors consist primarily of pipe producers from Japan, Europe and Canada, with the principal Canadian competitor being IPSCO. Demand for the Company's pipe in recent years is primarily a function of new construction of oil and gas transportation pipelines and to a lesser extent maintenance and replacement of existing pipelines. Construction of new pipelines domestically depends to some degree on the level of oil and gas exploration and drilling activity.

        ERW PIPE. The competition in the market for ERW pipe is based on availability, price, product quality and responsiveness to customers. The need for this product has a direct correlation to the number of drilling rigs in the United States and Canada. Principal competitors in the ERW product in western Canada are IPSCO and Prudential Steel Ltd., located in Calgary, Alberta.

RMSM DIVISION

       RAIL. The majority of current rail requirements in the United States are replacement rails for existing rail lines. Imports have been a significant factor in the domestic rail market in recent years. The Company's capital expenditure program at the Pueblo Mill provided the rail production facilities with continuous cast steel capability and in-line head-hardening rail capabilities necessary to compete with other producers. Pennsylvania Steel Technologies, a division of Bethlehem, is the only other domestic rail producer.

       ROD AND BAR. The competition in bar products includes a group of minimills that have a geographical location close to the markets in or around the Rocky Mountains. The Company's market for wire rod ranges from the Midwest to the West Coast. Domestic rod competitors include North Star Steel, Cascade Steel Rolling Mills, Keystone Steel and Wire for commodity grades and GS Industries, Ivaco Rolling Mills and North Star Steel for high carbon rod products.

       SEAMLESS PIPE. The Company's primary competitors in seamless pipe include a number of domestic and foreign manufacturers. The Company has the flexibility to produce relatively small volumes of specified products on short notice in response to customer requirements. Principal domestic competitors include U.S. Steel Corporation and North Star Steel for seamless product. Lone Star Steel competes with its welded ERW pipe in lieu of seamless, which is acceptable for some applications.

ENVIRONMENTAL MATTERS

       The Company is subject to extensive United States and foreign, federal, state and local environmental laws and regulations concerning, among other things, wastewater, air emissions, toxic use reduction and hazardous materials disposal. The Portland and Pueblo Mills are classified in the same manner as other similar steel mills in the industry as generating hazardous waste materials because the melting operation of the electric arc furnace produces dust that contains heavy metals. This dust, which constitutes the largest waste stream generated at these facilities, must be managed in accordance with applicable laws and regulations.

       The Clean Air Act Amendments ("CAA") of 1990 imposed responsibilities on many industrial sources of air emissions, including the Company's plants. In addition, the monitoring and reporting requirements of the law subject all companies with significant air emissions to increased regulatory scrutiny. The Company submitted applications in 1995 to the Oregon Department of Environmental Quality ("DEQ") and the Colorado Department of Public Health and Environment ("CDPHE") for permits under Title V of the CAA for the Portland and Pueblo Mills, respectively. A Title V permit was issued for the Portland Mill and related operations in December 2000. The CDPHE issued the final portion of the Title V permit for the Pueblo Mill in December 2001, certain terms of which have been administratively challenged by the Company and are the subject of negotiations with the CDPHE. Depending on the results of that challenge and those negotiations, the Title V permit for the Pueblo Mill may be issued under conditions that would require the Company to make future capital expenditures or curtail operations. See "Environmental Matters-RMSM Division" below for a description of CAA compliance issues relating to the Pueblo Mill. The Company does not know the ultimate cost of compliance with the CAA, which will depend on a number of site-specific factors. Regardless of the outcome of the matters discussed below, the Company anticipates that it will be required to incur additional expenses and make additional capital expenditures as a result of the law and future laws regulating air emissions.

       The Company's future expenditures for installation of and improvements to environmental control facilities, remediation of environmental conditions, penalties for violations of environmental laws, and other similar matters are difficult to predict accurately. It is likely that the Company will be subject to increasingly stringent environmental standards, including those relating to air emissions, waste water and storm water discharge and hazardous materials use, storage, handling and disposal. It is also likely that the Company will be required to make potentially significant expenditures relating to environmental matters on an ongoing basis. Although the Company has established the reserves for environmental matters described below, additional measures may be required by environmental authorities and additional environmental hazards, each necessitating further expenditures, may be asserted by these authorities or private parties. Accordingly, the costs of environmental matters may exceed the amounts reserved. Expenditures of the nature described below or liabilities resulting from hazardous substances located on the Company's currently or previously owned properties or used or generated in the conduct of its business, or resulting from circumstances, actions, proceedings or claims relating to environmental matters, may have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.

OREGON STEEL DIVISION

       In May 2000, the Company entered into a Voluntary Clean-up Agreement with the DEQ committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Portland Mill may have affected sediment quality in the Willamette River. Based on preliminary findings, the DEQ has requested the Company to begin a full remedial investigation ("RI"), including areas of investigation throughout the Portland Mill, and implement source control as required. The Company estimates that costs of the RI study could range from $732,000 to $1,872,000 over the next two years. Based on a best estimate, the Company has accrued a liability of $1,159,000 as of December 31, 2001. The Company has also recorded a $1,159,000 receivable for insurance proceeds that are expected to cover these RI costs. Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company's results of operations, as it may cause costs to exceed available insurance amounts. The Company is unable at this time to determine if the likelihood of an unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.

       In a related manner, in December 2000 the Company received a general notice letter from the U.S. Environmental Protection Agency ("EPA"), identifying it, along with 68 other entities, as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to contamination in a portion of the Willamette River that has been designated as the "Portland Harbor Superfund Site." The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability. At this time, nine private and public entities have signed an Administrative Order on Consent ("AOC") to perform a remedial investigation/feasibility study ("RI/FS") of the Portland Harbor Superfund Site under EPA oversight. The RI/FS is expected to take three to five years to complete. The Company is a member of the Lower Willamette Group, which is funding that investigation, but the Company is not a signatory to the AOC. Although the EPA has not yet defined the boundaries of the Portland Harbor Superfund Site, the AOC requires the RI/FS to focus on an "initial study area" that does not now include the portion of the Willamette River adjacent to the Portland Mill. The study area, however, may be expanded. At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by the PRPs. A determination that the Company is a PRP could cause the Company to incur costs associated with remedial action, natural resource damage and natural resource restoration, which could have a material adverse effect on the Company's results of operations. The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA.

       On April 18, 2001, the United Steelworkers of America (the "Union"), along with two other groups, filed suit against the Company under the citizen suit provisions of the CAA in U.S. District Court in Portland, Oregon. The suit alleges that the Company has violated various air emission limits and conditions of its operating permits at the Portland Mill approximately 100 times since 1995. The suit seeks injunctive relief and unspecified civil penalties. The Company filed a response to the suit on July 24, 2001, disputing many of the suit's allegations, and trial is expected to be scheduled for the summer of 2003. The Company believes it has factual and legal defenses to the allegations and intends to defend the matter vigorously. Although the Company believes it will prevail, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

RMSM DIVISION

        In connection with the acquisition of the Pueblo Mill, CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 2001, the accrued liability was $30.8 million, of which $28.5 million was classified as non-current on the consolidated balance sheet.

       The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the first quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which remains subject to the approval of the presiding judge. The proposed settlement provides for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I will also be required to make certain capital improvements expected to cost approximately $20 million, including converting to the new single New Source Performance Standards ("NSPS") Subpart AAa ("NSPS AAa") compliant furnace discussed below. The proposed settlement provides that the two existing furnaces will be permanently shut down 18 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. It is expected the PSD air permit will be issued on or before September 30, 2002.

       In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS - Subpart AA ("NSPS AA"). This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I is prepared, however, to voluntarily exceed the NSPS AA requirements at issue by converting to a new single furnace that will meet NSPS AAa standards, which are stricter than NSPS AA standards. Based on negotiations with the EPA, the Company believes it will reach a resolution that will allow for a compliance schedule to accommodate the conversion to the new single furnace. The Company expects that, to resolve the EPA matter, it will be required to commit to the conversion to the new furnace (to be completed approximately two years after permit approval and expect to cost, with all related emission control improvements, approximately $20.0 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures.

       In response to the CDPHE settlement and the resolution of the EPA action, CF&I has accrued $3.0 million as of December 31, 2001 for possible fines and non-capital related expenditures.

       In December 2001, the State of Colorado issued a Title V air discharge permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit's compliance schedule required the furnace to operate in compliance with these standards by March 22, 2002. The State of Colorado entered a stay of this compliance schedule on March 22, 2002, effective until April 18, 2002, when the permit is expected to be modified to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and is part of the negotiations with the EPA. This modification would give CF&I adequate time to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by the Company purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, the Company believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

       In a related matter, in April 2000 the Union filed suit in U.S. District Court in Denver, Colorado, asserting that the Company and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. On July 6, 2001, the presiding judge dismissed the suit. The Union has appealed the decision. The Company intends to defend this matter vigorously. While the Company does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on appeal.

LABOR DISPUTE

       The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997, the Union initiated a strike at CF&I for approximately 1,000 bargaining unit employees. The parties, however, failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of new hires, striking employees who returned to work, contractors and salaried employees.

       On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of December 31, 2001, approximately 680 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At December 31, 2001, approximately 250 Unreinstated Employees remain unreinstated.

       On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs as positions became open. As noted above, there were approximately 250 unreinstated strikers as of December 31, 2001. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded on February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. The Company does not believe that final judicial action on the strike issues is likely for at least two to three years.

       In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, plus interest, from the date of the Union's unconditional offer to return to work through the date of their reinstatement or a date deemed appropriate by the NLRB or an appellate court. The number of Unreinstated Employees entitled to back pay may be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Personnel records, since the strike, do not provide sufficient information necessary to provide a reasonable estimate of liability. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the lack of accurate information on interim earnings for both reinstated and unreinstated workers and sentiment of the Union towards the Company, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award with respect to any Unreinstated Employees proven to have taken part or participated in acts of misconduct during and after the strike. Thus, it is not presently possible to estimate the liability if there is ultimately an adverse determination against CF&I. An ultimate adverse determination against CF&I on these issues may have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows. CF&I does not intend to agree to any settlement of this matter that will have a material adverse effect on the Company. In connection with the ongoing labor dispute, the Union has undertaken certain activities designed to exert public pressure on CF&I. Although such activities have generated some publicity in news media, CF&I believes that they have had little or no material impact on its operations.

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

     The Transportation-Communications International Union, Brotherhood Railway Carmen Division, representing six of those former C&W employees, asserted that their members were protected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and that PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. As of December 31, 2001, two of the six former employees have accepted a settlement from C&W. The remaining four do not agree with the award amount from the court. The Company does not believe an adverse determination against C&W would have a material adverse effect on the Company's results of operations.

EMPLOYEES

       As of December 31, 2001, the Company had approximately 2000 full-time employees. Within the Oregon Steel Division, the employees of the Portland Mill, the Napa Pipe Mill and the corporate headquarters are not represented by a union. Approximately 15 employees at the Camrose Pipe Mill are members of the Canadian Autoworkers Union ("CAU") and are working under the terms of a collective bargaining agreement that expires in 2003. Approximately 600 employees of the RMSM Division work under collective bargaining agreements with several unions, including the United Steelworkers of America. The Company and the United Steelworkers of America have been unable to agree on terms for a new labor agreement and are operating under the terms of the Company's last contract offer, which was implemented in 1998. See "Business-Labor Dispute".

       The domestic employees of the Oregon Steel Division participate in the Employee Stock Ownership Plan ("ESOP"). As of December 31, 2001, the ESOP owned approximately 4% of the Company's outstanding common stock. At the discretion of the Board of Directors, common stock is contributed to the ESOP. The Company also has profit participation plans for its employees, with the exception of bargaining unit employees of Camrose, which permit eligible employees to share in the pretax income of their operating unit. The Company may modify, amend or terminate the plans, at any time, subject to the terms of various labor agreements.


ITEM 2.  PROPERTIES

OREGON STEEL DIVISION

       The Portland Mill is located on approximately 143 acres owned by the Company in the Rivergate Industrial Park in Portland, Oregon, near the confluence of the Columbia and Willamette rivers. The operating facilities principally consist of an electric arc furnace, ladle metallurgy station, vacuum degasser, slab casting equipment and the Combination Mill, as well as an adminis-trative office building. The Company's heat-treating facilities are located nearby on a 5-acre site owned by the Company.

       The Company owns approximately 152 acres in Napa, California, with the Napa Pipe Mill occupying approximately 92 of these acres. The Company also owns a 325,000 square foot steel fabricating facility adjacent to the Napa Pipe Mill. The fabricating facility is not currently operated by the Company, but is instead leased to operators on a short-term basis, and consists of industrial buildings containing equipment for the production and assembly of large steel products or components.

       The Camrose Pipe Mill is located on approximately 67 acres in Camrose, Alberta, Canada, with the large diameter pipe mill and the ERW pipe mill occupying approximately four acres and three acres, respectively. In addition, there is a 3,600 square foot office building on the site. The sales staff leases office space in Calgary, Alberta, Canada. The property, plant and equipment of Camrose, and certain other assets, are collateral for the Camrose (CDN) $15 million revolving credit facility (see Note 6 to the Consolidated Financial Statements).

RMSM DIVISION

       The Pueblo Mill is located in Pueblo, Colorado on approximately 570 acres. The operating facilities principally consist of two electric arc furnaces, a ladle refining furnace and vacuum degassing system, two 6-strand continuous round casters for producing semi-finished steel, and three finishing mills (a rail mill, a seamless pipe mill, and a rod and bar mill). In October 2000, the Company reopened the seamless pipe mill that had been idle since its shut down in May 1999. The seamless pipe mill was shut down again in November 2001.

       At December 31, 2001, the Company had the following nominal capacities, which are affected by product mix:

                                                       PRODUCTION     PRODUCTION
                                                        CAPACITY        IN 2001
                                                       ----------     ----------
                                                                (TONS)

      Portland Mill:          Melting                    840,000         473,300
                              Finishing                1,200,000         826,500
      Napa Pipe Mill:         Steel Pipe                 400,000         290,000
      Camrose Pipe Mill:      Steel Pipe                 320,000          78,000
      Pueblo Mill:            Melting                  1,200,000         778,600
                              Finishing Mills (1)      1,200,000         748,000

-------------------------
(1) Includes the production capacity and production in 2001 of 150,000 tons and 90,500 tons, respectively, of the seamless pipe mill.

       The Company's 11% First Mortgage Notes ("Notes") are secured, in part, by a lien on substantially all of the property, plant and equipment of the Company, exclusive of Camrose. New CF&I and CF&I (collectively, the "Guarantors") have pledged substantially all of their property, plant and equipment and certain other assets as security for their guarantees of the Notes. (See Note 6 to the Consolidated Financial Statements.)

ITEM 3.  LEGAL PROCEEDINGS

       See Part I, Item 1, "Business - Environmental Matters", for discussion of (a) the environmental investigation agreement entered into with the DEQ, (b) the PRP notification received from the EPA, (c) the lawsuits initiated by the Union alleging violations of the CAA, and (d) the negotiations with CDPHE and EPA regarding environmental issues at RMSM.

       See Part I, Item 1, "Business - Labor Dispute", for the status of the labor dispute at RMSM.

       The Company is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

       The Company maintains insurance against various risks, including certain types of tort liability arising from the sale of its products. The Company does not maintain insurance against liabili-ty arising out of waste disposal, on-site remediation of environmental contamination or earthquake damage to its Napa Mill and related properties because of the high cost of that coverage. There is no assurance that the insurance coverage carried by the Company will be available in the future at reasonable rates, if at all.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were voted upon during the fourth quarter of the year ended December 31, 2001.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders.

       The name of each executive officer of the Company, age as of February 1, 2002 and position(s) and office(s) held by each executive officer are as follows:

                                                                DATE ASSUMED
NAME                    AGE      POSITION(S)                 PRESENT POSITION(S)
---------------------   ---      -------------------------   -------------------

Joe E. Corvin            57      President and                  January 2000
                                   Chief Executive
                                   Officer

L. Ray Adams             51      Vice President, Finance        March 1991
                                   Chief Financial Officer
                                   and Treasurer

Michael D. Buckentin     40      Vice President,                July 2001
                                   Operations -
                                   Oregon Steel Division

Larry R. Lawrence        54      Senior Vice President,         July 2001
                                   Operations -
                                   Oregon Steel Division

Steven M. Rowan          56      Vice President,                February 1992
                                   Materials and
                                   Transportation

Robert A. Simon          40      Vice President and             September 2000
                                   General Manager -
                                   RMSM Division

Jeff S. Stewart          40      Corporate Controller           January 2000




       Each of the executive officers named above has been employed by the Company in an executive or managerial role for at least five years.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND
             RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded on the New York Stock Exchange. At December 31, 2001, the number of common stockholders of record was 899. Information on quarterly dividends and common stock prices is shown on page 24 and incorporated herein by reference.

      The Indenture under which the Company's Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including common stock dividends. One of the restrictions on cash dividends is based on the Company's net income in relation to its fixed charges, as defined. Under that restriction, there was no amount available for cash dividends at December 31, 2001. (See Note 6 to the Consolidated Financial Statements and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

ITEM 6.      SELECTED FINANCIAL DATA


                                                                                  YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------------
                                                            2001          2000             1999            1998             1997
                                                       ----------     -----------       ---------     ------------      ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE, TON AND PER TON AMOUNTS)

INCOME STATEMENT DATA:
Sales                                                   $ 780,887       $ 672,017       $ 884,649       $ 937,400       $ 789,380

Cost of sales                                             694,941         619,016         756,461         826,606         702,220
Settlement of litigation                                   (3,391)             --          (7,027)         (7,037)             --
Loss (gain) on sale of assets                                 (10)           (290)            501          (4,746)         (2,228)
Selling, general and administrative
  expenses                                                 64,300          51,486          55,992          56,189          51,749
Profit participation and other incentive
     compensation                                             244             698          10,540           2,890           7,157
                                                        ---------       ---------       ---------       ---------       ---------
  Operating income                                         24,803           1,107          68,182          63,498          30,482
Interest expense                                          (35,595)        (34,936)        (35,027)        (38,485)        (10,216)
Other income (expense), net                                 3,044           4,355           1,290            (484)          4,249
Minority interests                                           (339)             (7)         (1,475)         (4,213)         (5,898)
Income tax benefit (expense)                                2,159          11,216         (13,056)         (8,387)         (6,662)
                                                        ---------       ---------       ---------       ---------       ---------
  Net income (loss)                                     $  (5,928)      $ (18,265)      $  19,914       $  11,929       $  11,955
                                                        =========       =========       =========       =========       =========
COMMON STOCK INFORMATION:
Basic and diluted net income (loss) per share               $(.22)          $(.69)           $.76            $.45            $.45

Cash dividends declared per share                            $.00            $.06            $.56            $.56            $.56
Weighted average common shares and
     common equivalents outstanding                        26,378          26,375          26,375          26,368          26,292
BALANCE SHEET DATA (AT DECEMBER 31):
Working capital                                         $  53,462       $ 108,753       $ 101,177       $  34,428       $ 115,322
Total assets                                              869,576         880,354         877,254         993,970         986,620
Current liabilities                                       205,607         126,748         101,660         252,516         147,496
Long-term debt                                            233,542         314,356         298,329         270,440         367,473
Total stockholders' equity                                318,586         331,645         352,402         345,117         349,007
OTHER DATA:
Depreciation and amortization                           $  46,097       $  46,506       $  47,411       $  45,164       $  28,642
Capital expenditures                                    $  12,933       $  16,684       $  15,908       $  27,754       $  81,670
Total tonnage sold:
    Oregon Steel Division                                 829,700         871,500         969,800         808,800         567,000
    RMSM Division                                         780,900         757,000         734,900         861,700         907,600
                                                        ---------       ---------       ---------       ---------       ---------

    Total tonnage sold                                  1,610,600       1,628,500       1,704,700       1,670,500       1,474,600
                                                        =========       =========       =========       =========       =========

 Operating margin (1)                                         2.7%            0.1%            7.0%            5.5%            3.6%
 Operating income per ton sold (1)                            $13              $1             $36             $31             $19
----------------------------------
     (1) Excludes settlement of litigation and gains and losses on sale of assets.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following information contains forward-looking statements, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements made in this report that are not statements of historical fact are forward-looking statements. Forward-looking statements made in this report can be identified by forward-looking words such as, but not limited to, "expect," "anticipate," "believe," "intend," "plan," "seek," "estimate," "continue," "may," "will," "would," "could," and similar expressions. These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. These risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; the supply of imported steel and subsidies provided by foreign governments to support steel companies domiciled in their countries; changes in U.S. or foreign trade policies affecting steel imports or exports; potential equipment malfunction; work stoppages; plant construction and repair delays; reduction in electricity supplies and the related increased costs and possible interruptions of supply; changes in the availability and costs of raw materials and supplies used by the Company; costs of environmental compliance and the impact of governmental regulations; risks related to the outcome of the pending union lawsuit, and failure of the Company to predict the impact of lost revenues associated with interruption of the Company's, its customers' or suppliers' operations.

      The consolidated financial statements include the accounts of the Company and its subsidiaries, which include wholly-owned Camrose Pipe Corporation, which through ownership in another corporation holds a 60% interest in Camrose Pipe Company ("Camrose"); and 87% owned New CF&I, which owns a 95.2% interest in CF&I. The Company also directly owns an additional 4.3% interest in CF&I. In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills. All significant intercompany balances and transactions have been eliminated.

       The Company currently has two aggregated operating divisions known as the Oregon Steel Division and the RMSM Division. (See Note 2 to the Consolidated Financial Statements on discussion of the Company's aggregate reporting of its operating units). The Oregon Steel Division is centered at the Portland Mill. In addition to the Portland Mill, the Oregon Steel Division includes the Napa Pipe Mill and the Camrose Pipe Mill. The RMSM Division consists of the steelmaking and finishing facilities of the Pueblo Mill, as well as certain related operations.

       The following table sets forth, for the periods indicated, the percentage of sales represented by selected income statement items and information regarding selected balance sheet data.

                                                      YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                   2001         2000       1999
                                                --------    --------    -------
INCOME STATEMENT DATA:
   Sales                                          100.0%      100.0%     100.0%
   Cost of sales                                   89.0        92.1       85.5

   Settlement of litigation                         (.4)         --        (.8)
   Loss (gain) on sale of assets                     --          --         .1
   Selling, general and administrative
      expenses                                      8.2         7.7        6.3
   Profit participation and other incentive
      compensation                                   --          .1        1.2
                                                -------     -------      -----
      Operating income                              3.2          .1        7.7
   Interest expense                                (4.6)       (5.2)      (3.9)
   Other income (expense), net                       .4          .6         .1
   Minority interests                               (.1)          -        (.2)
                                                -------     -------      -----
      Pretax income (loss)                         (1.1)       (4.5)       3.7
   Income tax benefit (expense)                      .3         1.7       (1.4)
                                                -------     -------      -----
      Net income (loss)                             (.8)%      (2.8)%      2.3%
                                                =======     =======      =====


BALANCE SHEET DATA (AT DECEMBER 31):
   Current ratio                                  1.3:1       1.9:1      2.0:1
   Total debt as a percent of capitalization       49.3%       49.6%      46.6%
   Net book value per share                      $12.36      $12.87     $13.67

       The following table sets forth by division, for the periods indicated, tonnage sold, revenues and average selling price per ton.

                                                 YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               2001       2000         1999
                                               -----      -----        -----
TOTAL TONNAGE SOLD:
    Oregon Steel Division:
        Plate and Coil                        472,000      726,800     450,200
        Welded Pipe                           357,700      144,700     519,600
                                            ---------    ---------   ---------
           Total Oregon Steel Division        829,700      871,500     969,800
                                            ---------    ---------   ---------
    RMSM Division:
         Rail                                 246,000      314,700     299,000
         Rod and Bar                          432,500      395,100     407,600
         Seamless Pipe (1)                     97,700       10,400      19,600
         Semi-finished                          4,700       36,800       8,700
                                            ---------    ---------   ---------
           Total RMSM Division                780,900      757,000     734,900
                                            ---------    ---------   ---------

           Total Company                    1,610,600    1,628,500   1,704,700
                                            =========    =========   =========

PRODUCT SALES (IN THOUSANDS): (2)
    Oregon Steel Division                   $ 414,994    $ 363,624   $ 566,353
    RMSM Division                             291,993      269,505     251,154
                                            ---------    ---------   ---------
           Total Company                    $ 706,987    $ 633,129   $ 817,507
                                            =========    =========   =========

AVERAGE SELLING PRICE PER TON: (2)
    Oregon Steel Division                        $500         $417        $584
    RMSM Division                                $374         $356        $342
           Company Average                       $439         $389        $480


-----------------------
(1) The Company suspended operation of the seamless pipe mill from May 1999 until October 2000. Operations were again suspended in November 2001.

(2) Product sales and average selling price per ton exclude freight revenues in 2001, 2000 and 1999, and sale of electricity in 2001 and 2000.

      The Company's long range strategic plan emphasizes the commitment to increase the Company's offering of specialty products, particularly in the plate, rail, rod and welded pipe businesses, while seeking to reduce the impact of individual product cycles on the Company's financial performance. To achieve these goals, the Company is developing additional product offerings and extending its market from the western United States to a national marketing presence.

      The Company's operating results were positively affected in 2001 by, among other things, increased demand for welded pipe products. However, increased pricing pressure in plate products continued in 2001. As a consequence, the Company continues to emphasize its sales and marketing efforts on both specialty and commodity steel plate products. The specialty and commodity plate markets have been impacted by both new sources of domestic supply and continued imports from foreign suppliers, which has adversely affected average selling prices for the Company's plate products. High fixed costs motivate steel producers to maintain high output levels even in the face of falling prices, thereby increasing further downward pressures on selling prices. The domestic steel industry and the Company's business are highly cyclical in nature and these factors have adversely affected the profitability of the Company.

       On March 5, 2002, President Bush announced the imposition of restrictions on a wide range of steel imports for three years, including a 30% tariff on steel plate and hot-rolled coil and a 30% tariff on imports of steel slabs in excess of 5.4 million tons in year one. The tariffs on steel plate, coil, and slabs decline to 24% in year two and 18% in year three. The tariffs for steel slabs are for imports in excess of 5.9 million tons in year two and 6.4 million tons in year three. Imports from Mexico, a large exporter of slab to the U.S., and Canada and certain developing countries are exempted from these restrictions. This action is expected to reduce the supply of certain steel products available on the U.S. market, thereby increasing the prices domestic steel manufacturers can charge for those products. The Company expects these restrictions will not materially impact either the supply or the cost of steel slabs, which it purchases on the open market to process into steel plate and coil. Oregon Steel believes these restrictions will assist it in increasing profitability. The legality of these restrictions may be challenged before the World Trade Organization. Similarly, the President may adjust these restrictions or lift them in their entirety, depending on economic and industry conditions. Accordingly, these restrictions may not remain in place for the entire three-year period.

      The Company expects to ship approximately 1.8 million tons of product during 2002. The Oregon Steel Division anticipates that it will ship more than 550,000 tons of welded pipe and approximately 460,000 tons of plate and coil products during 2002. The increase in anticipated welded pipe shipments is due primarily to the Kern River Expansion Project, which will require production of more than 370,000 tons. The Company expects that this order will be completed and shipped by the end of 2002. The RMSM Division anticipates that it will ship approximately 370,000 tons of rail, approximately 440,000 tons of rod and bar and approximately 58,000 tons of other products. Accordingly, the Company believes it is well positioned for an upturn in the steel cycle and expects revenue and cash flow growth in 2002.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates. This includes allowance for doubtful accounts, inventories, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This provides a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     INVENTORY. The Company's inventories, consisting of raw materials, semi-finished and finished products, are stated at the lower of average cost or market.

     ENVIRONMENTAL LIABILITIES. All material environmental remediation liabilities for non-capital expenditures, which are both probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggests different remediation methods or when estimated time periods are changed, thereby affecting the total cost. The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded and the range is disclosed. Even though the Company has established certain reserves for environmental remediation, additional remedial measures may be required by environmental authorities and additional environmental hazards, necessitating further remedial expenditures, may be asserted by these authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts reserved.

     LITIGATION LIABILITIES. All material litigation liabilities, which are both probable and estimable, are recorded in the financial statements based on the nature of the litigation, progress of the case, and opinions of management and legal counsel on the outcome. Adjustments are made when additional information is available that alters opinions of management and legal counsel on the outcome of the litigation. The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded and the range is disclosed.

     DEFERRED TAXES. Deferred income taxes reflect the differences between the financial reporting and tax bases of assets and liabilities at year-end based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

COMPARISON OF 2001 TO 2000

     SALES. Consolidated sales for 2001 of $780.9 million increased $108.9 million, or 16.2%, from sales of $672.0 million for 2000. Included in 2001 sales are $19.1 million in electricity sales and $54.8 million in freight revenue. Included in 2000 sales is $2.8 million in electricity sales and $36.1 million in freight revenue. The Company does not expect any sales of electricity in 2002. Revenues from product sales increased 11.7% to $707.0 million in 2001 from $633.1 million in 2000. Shipments were down 1.1% at 1,610,600 tons for 2001 compared to 1,628,500 tons for 2000. However, the average product selling price per ton increased from $389 in 2000 to $439 in 2001. Growth in both product sales and related average selling prices were due primarily by the shift in product mix from plate and coil products to welded and seamless pipe products. Freight revenue increased in response to product sales growth, as well as the product mix and customer preference on shipping.

     OREGON STEEL DIVISION. For 2001, the division shipped 829,700 tons of plate, coil and welded pipe products, compared to 871,500 tons in 2000. This decrease was due to a weakness in market demand and also due, in large part, to the 6-day temporary curtailment at the Portland Mill during August of 2001. This curtailment was in response to the plate market decline. Despite the decline in total shipments, average selling price per ton, net of revenues from the electricity sales and shipping revenues, increased in 2001 to $500 from $417 in the prior year. The increase was in large part due to greater mix of higher priced welded pipe products attributable to the increased pipe orders at the Napa Pipe Mill. The Company anticipates that the sale of welded pipe will continue to account for a substantial portion of the division's product sales in the foreseeable future. Also included in 2001 sales is $16.9 million in electricity sales. The Company sold approximately 50% of excess power load in its melting facility at the Portland Mill back to the local utility under an electricity exchange contract, which has since expired.

     RMSM DIVISION. For 2001, the division shipped 780,900 tons, compared to 757,000 tons in 2000. The increase was due to higher shipments of seamless pipe and rod and bar products, partially offset by decreased rail shipments caused by capital program reductions by the major railroads. Average product selling price per ton increased to $374 in 2001 from $356 in 2000. The shift of product mix to seamless pipe in 2001 was the principal reason for the improved pricing, as seamless pipe has the highest selling price per ton of all the division's products. Due to the adverse market conditions in the prior year, no seamless products were shipped during the first nine months of 2000 because the operation was temporarily shut down. While performance of seamless products for the first half of 2001 was strong, market conditions again deteriorated as demand from oil and gas distributors decreased toward the second half of the year, due to significant decline of oil and natural gas prices. As a result, the seamless mill was temporarily shut down in November 2001 and remains shut down. Also included in 2001 sales is $2.2 million in electricity sales.

     GROSS PROFITS. Gross profit was $85.9 million, or 11.0%, for 2001 compared to $53.0 million, or 7.9%, for 2000. The increase of $32.9 million in gross profit was primarily related to the increased sales of high-priced welded pipe and seamless pipe products. Additionally, the sale of electricity positively impacted gross profit margin. This increase in gross profit was partially offset by continued manufacturing overhead costs at the Portland Mill that did not decline with the lower melt shop production that occurred as a result of the sale of electricity back to the local utility.

     SETTLEMENT OF LITIGATION. In 2001, the Company recorded a $3.4 million gain from litigation settlements with various graphite electrode suppliers.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") of $64.3 million for 2001 increased by 24.9%, from $51.5 million for 2000. SG&A expenses increased as a percentage of total sales to 8.2% in 2001 from 7.7% in 2000. The increase was due in part to $3.1 million in additional seamless pipe commission fees for 2001, as compared to commission fees paid in 2000 when the seamless mill was shut down for the majority of that year. In addition, shipping costs increased 18.1%, from $14.9 million in 2000 to $17.6 million in 2001. This was a direct result of higher volume of shipments on welded and seamless pipe in 2001. The remaining increase from the prior year was due to higher general and administrative costs. This included an increase in bad debt expense of $2.7 million and an increase in reserves for environmental and other legal expenses of $4.0 million.

     INTEREST EXPENSE. Total interest expense increased $700,000, or 2.0%, to $35.6 million in 2001, compared to $34.9 million in 2000. The increase in interest expense in 2001 was primarily due to the acceleration of amortized loan fees, additional loan fees, and higher interest costs associated with the amendment of the Company's credit facility in the third and fourth quarters of 2001.

     INCOME TAX EXPENSE. Effective income tax benefit rate was 26.7% and 38.0% for 2001 and 2000, respectively. The effective income tax rate for 2001 varied principally from the combined state and federal statutory rate due to the adjustments created by structural changes in the Company's foreign operations and non-deductible fines and penalties.

COMPARISON OF 2000 TO 1999

     SALES. Consolidated sales for 2000 of $672.0 million decreased $212.6 million, or 24%, from sales of $884.6 million for 1999. Included in 2000 sales is $2.8 million in electricity sales and freight revenue of $36.1 million. Included in 1999 sales is $67.1 million in freight revenue. Revenues from product sales decreased 22.6% to $633.1 million in 2000 from $817.5 million in 1999. Shipments were down 4.5% at 1,628,500 tons for 2000 compared to 1,704,700 tons for 1999. The average product selling price per ton declined $91 from $480 for 1999 to $389 for 2000. The decrease in product sales and related average selling price, primarily resulted from the shift in product mix from welded pipe products to plate and coil products and declining average selling prices per ton for plate and welded pipe offset in part by higher average selling prices achieved on rail, seamless pipe and rod and bar products. Freight revenues decreased as a result of decreased product sales.

     OREGON STEEL DIVISION. For 2000, the division shipped 871,500 tons of plate, coil and welded pipe products at an average product selling price per ton of $417 compared to 969,800 tons with an average product selling price per ton of $584 for 1999. The decline in the average product selling price results primarily from the decrease in the percentage of higher priced welded pipe products and a decrease in the average product selling price for both plate and welded pipe. The decreased shipments were the result of the decrease in welded pipe shipments, which were negatively affected by the completion of the Alliance Pipeline contract in 1999 and by a weak domestic welded pipe market.

     RMSM DIVISION. For 2000, the division shipped 757,000 tons at an average product selling price per ton of $356 compared to 734,900 tons at an average selling price per ton of $342 for 1999. The increase in average product selling price resulted primarily from the shift in product mix to higher priced rail products from rod and bar products and an increase in the average product selling price for all of the Division's product lines for 2000 as compared to 1999. Seamless pipe was particularly affected, with the average selling price increasing by $230 per ton as compared to the previous year. The seamless pipe mill restarted operations in October 2000 after being idled in May 1999, in response to the market opportunities created by the activity in oil and gas drilling in the western United States and Canada.

     GROSS PROFITS. Gross profit was $53.0 million, or 7.9%, for 2000 compared to $128.2 million, or 14.5% for 1999. The $75.2 million decrease in gross profit was primarily due to the reduction in welded pipe shipments for 2000, driven by a lack of market demand, which led to decreases in both volume of shipments and average selling price per ton for welded pipe. Also, the average gross profit per ton for the Company's plate products was reduced due to declining average selling prices for 2000 as compared to 1999. Offsetting these decreases were improved average margins for the Company's rod and bar products, as the Company was able to sell a greater percentage of specialty rod products for 2000 as compared to 1999. The effect of restarting the seamless mill also mitigated the decrease in gross profit, as the seamless mill was reopened with minimal start-up costs in 2000, as opposed to the significant shutdown and severance costs incurred in 1999 when operation of the mill was suspended.

     SETTLEMENT OF LITIGATION. The Company recorded a $7.0 million gain for 1999 from litigation settlements with various graphite electrode suppliers.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses at $51.5 million for 2000 decreased by 8.0% from $56.0 million for 1999, primarily due to decreased shipping costs and reduced costs resulting from a reduction in workforce at the Napa Pipe Mill. SG&A expenses increased as a percentage of sales to 7.7% for 2000 from 6.3% for 1999, primarily due to the decrease in sales revenue exceeding the corresponding declines in volume of product shipped.

     PROFIT PARTICIPATION. Profit participation plan expense was $698,000 for 2000 compared to $10.5 million for 1999. The decrease in 2000 reflects the negative operating results of the Oregon Steel Division in 2000.

     INTEREST EXPENSE. Total interest expense for 2000 was unchanged from 1999 at $35.0 million; however, the interest cost before capitalized interest was lower at $35.8 million for 2000 as com-pared to $36.0 million for 1999. The lower interest cost is primarily the result of a reduction in average outstanding debt principal for 2000 as compared to 1999, but was partially offset by an increase in the Company's average borrowing rate.

     INCOME TAX EXPENSE. The Company's effective benefit rate for state and federal taxes for 2000 was 38.0% as compared to an income tax rate of 39.6% for 1999.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2001, the Company's liquidity, comprised of cash, cash equivalents, and funds available under its revolving credit agreement, amended effective November 29, 2001 ("Amended Credit Agreement"), totaled approximately $46.3 million, compared to $36.9 million at December 31, 2000.

      Cash flow provided by operations for 2001 was $49.5 million compared to cash flow used in operations of $3.0 million in 2000. The items primarily affecting the $52.5 million increase in cash flows were the decrease in net loss in 2001 ($12.3 million), a non-cash provision for deferred taxes recorded in 2001 ($9.2 million), a smaller increase in inventories ($2.6 million in 2001 versus $12.5 million in 2000), and a decrease in net receivables in 2001 of $2.0 million versus an increase in 2000 of $28.6 million. As an offset, operating liabilities increased $18.0 million in 2001 versus a $25.3 million increase in 2000.

      Net working capital at December 31, 2001 decreased $55.3 million compared to December 31, 2000, reflecting a $23.6 million increase in current assets offset by a $78.9 million increase in current liabilities. The increase in current assets was primarily due to increased cash and deferred tax assets ($8.9 million and $10.7 million, respectively). An offset to the increase in current assets was a $2.0 million decrease in net accounts receivable due to timing of payments by customers. The accounts receivable for the year ended December 31, 2001, as measured in average daily sales outstanding, remained relatively unchanged at 40 days, as compared to 39 days for the year ended December 31, 2000. The increase in current liabilities was primarily due to the increase in short-term debt and current portion of long-term debt ($62.5 million). As the Company's Amended Credit Agreement will expire in less than one year, the amount outstanding, approximately $61.6 million, was reclassified from non-current debt to current debt. Additionally, a $9.5 million minimum pension liability adjustment at year-end and a $2.2 million increase for environmental reserves contributed to the change in current liabilities. Generally weak financial market conditions resulted in poor investment returns in the pension plans for the year 2001, thus causing pension assets to be lower than actuarial liabilities and requiring an additional liability to be recorded. The increase for environmental reserves were in relation to the expected settlements with the EPA and CDPHE at the RMSM Division. See "Business - Environmental Matters" for a description of those matters.

      The Company has outstanding $228.3 million principal amount of First Mortgage Notes ("Notes"), due 2003, which bear interest at 11%. The Guarantors guarantee the Notes. The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company (exclusive of Camrose) and the Guarantors. The collateral does not include, among other things, accounts receivable and inventory. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, there was no amount available for cash dividends at December 31, 2001.

      The Company maintains the Amended Credit Agreement, which expires on September 30, 2002. The Guarantors guarantee the Amended Credit Agreement. At December 31, 2001, the amount available was the lesser of $100 million (which decreased to $85 million on January 1, 2002 and will again decrease to $75 million on April 1, 2002) or the sum of the product of the Company's eligible domestic accounts receivable and inventory balances and specified advance rates. The Amended Credit Agreement and guarantees are secured by these assets in addition to a shared security interest in certain equity and intercompany interests of the Company. Interest on the Amended Credit Agreement is based on the prime rate plus a margin of 2.75%, 1.25%, 1.25% and 1.50%, for the first, second, third and fourth quarter of 2001, respectively; and 1.75% thereafter. As of December 31, 2001, the average interest rate for the Amended Credit Agreement was 8.66%. The unused line fees are 0.38%. The Amended Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth, minimum earnings before interest, taxes, depreciation and amortization coverage ratio, maximum annual capital expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than provided by the Amended Credit Agreement. The Company cannot pay cash dividends without prior approval from the lenders. At December 31, 2001, the outstanding balance on the Amended Credit Agreement was approximately $61.6 million and approximately $34.0 million was available under the Amended Credit Agreement at that time.

      The Company is able to draw up to $15 million of the borrowings available under the Amended Credit Agreement to support issuance of letters of credit and similar contracts. At December 31, 2001, $4.4 million was restricted under outstanding letters of credit.

      CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets, principally the Pueblo, Colorado steelmaking and finishing facilities, from CF&I Steel Corporation. This debt is unsecured and is payable over ten years, bearing interest at 9.5%. As of December 31, 2001, the outstanding balance on the debt was $14.5 million, of which $5.1 million was classified as long-term.

      Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes by Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2003. At the Company's election, interest is payable based on either the bank's Canadian dollar prime rate, the bank's U.S. dollar prime rate, or LIBOR. As of December 31, 2001, the interest rate of this facility was 4.0%. Annual commitment fees are .25% of the unused portion of the credit line. At December 31, 2001, the outstanding balance under the credit facility was $220,000.

      During 2001 the Company expended (exclusive of capital interest) approximately $5.1 million and $7.8 million on capital projects at the Oregon Steel Division and the RMSM Division, respectively.

      Despite the unfavorable operating results for 2001, the Company has been able to satisfy its needs for working capital and capital expenditures, due in part on its ability to secure adequate financing arrangements. The Company expects that operations will continue, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from funds generated from operations. The Amended Credit Agreement expires on September 30, 2002 with available credit limits reducing from $100 million at December 31, 2001 to $85 million at January 1, 2002 and further reducing to $75 million at April 1, 2002 through maturity. Although the Company believes it will be able to replace the Amended Credit Agreement on satisfactory terms, a replacement credit agreement is subject to negotiation and the execution of definitive documentation. If the Company is unable to replace the Amended Credit Agreement, at least in part, or if funds generated from operations and available borrowings are not sufficient to meet the Company's needs for working capital and capital expenditures, or if the Company's cash needs are greater than anticipated, the Company will be required to seek alternative financing. These alternative sources of financing may not be available if required or, if available, may not be on terms satisfactory to the Company. If the Company is unable to obtain alternative financing on satisfactory terms, it could have a material adverse effect on the Company's business. In addition, the Notes are due in June 2003 and will need to be refinanced by their maturity date. The Company is in discussions with financial advisors to refinance the Notes in a private placement of notes exempt from registration under the Securities Act of 1933 pursuant to Rule 144A thereunder, possibly during the second or third quarter of 2002.

      The Company's level of indebtedness presents other risks to investors, including the possibility that the Company and its subsidiaries may be unable to generate cash sufficient to pay the principal of and interest on their indebtedness when due. In that event, the holders of the indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and to proceed against their collateral, if applicable. These actions would likely have a material adverse effect on the Company. In addition, the Company faces potential costs and liabilities associated with environmental compliance and remediation issues and the labor dispute at the Pueblo Mill. See "Business-Environmental Matters" and "Business-Labor Dispute" for a description of those matters. Any costs or liabilities in excess of those expected by the Company could have a material adverse effect on the Company.

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 2., in Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements".


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally short-term debt.

      The following discussion of market risks necessarily includes forward-looking statements. Actual changes in market conditions and rates and fair values may differ materially from those used in the sensitivity and fair value calculations discussed. Factors which may cause actual results to differ materially include, but are not limited to: greater than 10% changes in interest rates or foreign currency exchange rates, changes in income or cash flows requiring significant changes in the use of debt instruments or the cash flows associated with them, or changes in commodity market conditions affecting availability of materials in ways not predicted by the Company.

 INTEREST RATE RISK

      Sensitivity analysis was used to determine the potential impact that market risk exposure may have on the fair values of the Company's financial instruments, including debt and cash equivalents. The Company has assessed the potential risk of loss in fair values from hypothetical changes in interest rates by determining the effect on the present value of the future cash flows related to these market sensitive instruments. The discount rates used for these present value computations were selected based on market interest rates in effect at December 31, 2001, plus or minus 10%.

      A 10% decrease in interest rates with all other variables held constant would result in an increase in the fair value of the Company's financial instruments by $4.2 million. A 10% increase in interest rates with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by $4.7 million. There would not be a material effect on consolidated earnings or consolidated cash flows from these changes alone.

FOREIGN CURRENCY RISK

      In general, the Company uses a single functional currency for all receipts, payments and other settlements at its facilities. Occasionally, transactions will be denominated in another currency and a foreign currency forward exchange contract is used to hedge currency gains and losses; however, at December 31, 2001, the Company did not have any open forward contracts.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                            QUARTERLY FINANCIAL DATA - UNAUDITED

                                                          2001                                           2000
                                  ------------------------------------------------    -------------------------------------------
                                     4TH          3RD         2ND          1ST          4TH          3RD        2ND        1ST
                                  --------     --------     -------      -------      ------       ------     ------     -------
                                                              (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


Sales                               $197.7       $199.3     $204.3        $179.6      $161.9       $165.2     $170.8     $174.1

Operating income (loss)                6.8         15.4        8.9          (6.3)        1.7          8.0         .9       (9.5)
Net income (loss)                      0.6          3.6        (.5)         (9.6)       (4.1)         (.4)      (3.0)     (10.8)
Net income (loss) per share:
    Basic                            $0.02         $.14      $(.02)        $(.36)      $(.15)       $(.02)     $(.11)     $(.41)
    Diluted                          $0.02         $.13      $(.02)        $(.36)      $(.15)       $(.02)     $(.11)     $(.41)
Dividends declared per
   common share                         $-           $-         $-            $-          $-         $.02       $.02       $.02
Common stock price per share range:
      High                           $5.40        $9.30      $7.51         $5.95      $ 2.38        $3.63      $4.00      $8.50
      Low                            $3.35         5.15       3.93          1.13        1.00         1.88       1.63       3.38
Average shares and
   equivalents outstanding:
      Basic                           26.4         26.4       26.4          26.4        26.4         26.4       26.4       26.4
      Diluted                         26.5         26.6       26.4          26.4        26.4          N/A        N/A        N/A


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Oregon Steel Mills, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(ii) on page 49 present fairly, in all material respects, the financial position of Oregon Steel Mills, Inc. and its subsidiaries at December 31, 2001, 2000, and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(iii) on page 49 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Portland, Oregon
March 22, 2002




                                  OREGON STEEL MILLS, INC.
                                CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                     DECEMBER 31,
                                                                                       ------------------------------------
                                                                                           2001         2000         1999
                                                                                        ---------    ----------   ---------

                                                                      ASSETS
Current assets:
   Cash and cash equivalents                                                            $  12,278    $   3,370    $   9,270
   Trade accounts receivable, less allowance
       for doubtful accounts of $4,299, $1,528
       and $1,994                                                                          89,132       91,149       62,547
   Inventories                                                                            132,402      129,801      117,315
   Deferred tax asset                                                                      17,998        7,266        9,245
   Other                                                                                    7,259        3,915        4,460
                                                                                        ---------    ---------    ---------
         Total current assets                                                             259,069      235,501      202,837
                                                                                        ---------    ---------    ---------

Property, plant and equipment:
   Land and improvements                                                                   30,177       29,869       29,383
   Buildings                                                                               52,463       50,549       50,426
   Machinery and equipment                                                                787,156      778,921      766,416
   Construction in progress                                                                 9,644       14,607       18,817
                                                                                        ---------    ---------    ---------
                                                                                          879,440      873,946      865,042
   Accumulated depreciation                                                              (328,386)    (290,071)    (251,679)
                                                                                        ---------    ---------    ---------
                                                                                          551,054      583,875      613,363
                                                                                        ---------    ---------    ---------
Cost in excess of net assets acquired, net                                                 32,446       33,452       34,636
Other assets                                                                               27,007       27,526       26,418
                                                                                        ---------    ---------    ---------
                                                                                        $ 869,576    $ 880,354    $ 877,254
                                                                                        =========    =========    =========
                                                                 LIABILITIES
Current liabilities:
   Current portion of long-term debt                                                    $   9,464    $   8,625    $   7,861
   Short-term debt                                                                         61,638           --           --
   Accounts payable                                                                        81,270       82,014       58,451
   Accrued expenses                                                                        53,235       36,109       35,348
                                                                                        ---------    ---------    ---------
       Total current liabilities                                                          205,607      126,748      101,660

Long-term debt                                                                            233,542      314,356      298,329
Deferred employee benefits                                                                 24,077       22,630       21,530
Environmental liability                                                                    31,350       32,577       32,645
Deferred income taxes                                                                      29,102       22,627       38,186
                                                                                        ---------    ---------    ---------
                                                                                          523,678      518,938      492,350
                                                                                        ---------    ---------    ---------
Minority interests                                                                         27,312       29,771       32,502
                                                                                        ---------    ---------    ---------

Contingencies (Note 14)
                                                           STOCKHOLDERS' EQUITY
Capital stock:
     Preferred stock, par value $.01 per share;
       1,000 shares authorized; none issued
     Common stock, par value $.01 per share;
       30,000 shares authorized; 25,787,
       25,777 and 25,777 shares issued and outstanding                                        258          258          258
Additional paid-in capital                                                                227,618      227,584      227,584
Retained earnings                                                                         105,218      111,146      130,958
Accumulated other comprehensive income:
    Cumulative foreign currency translation
       adjustment                                                                          (9,003)      (7,343)      (6,398)
     Minimum pension liability                                                             (5,505)           -            -
                                                                                        ---------    ---------    ---------
                                                                                          318,586      331,645      352,402
                                                                                        ---------    ---------    ---------
                                                                                        $ 869,576    $ 880,354    $ 877,254
                                                                                        =========    =========    =========

                         The accompanying notes are an integral part of the
                            consolidated financial statements.


                            OREGON STEEL MILLS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   2001        2000       1999
                                                   ----        ----       ----

 Sales:
       Product sales                           $ 706,987    $633,129   $817,507
       Freight                                    54,804      36,088     67,142
       Electricity sales                          19,096       2,800         --
                                               ---------    --------   --------
                                                 780,887     672,017    884,649

 Costs and expenses:
      Cost of sales                              694,941     619,016    756,461
      Selling, general and administrative         64,300      51,486     55,992
      Settlement of litigation                    (3,391)         --     (7,027)
      Loss (gain) on sale of assets                  (10)       (290)       501
      Profit participation                           244         698     10,540
                                               ---------    --------   --------
                                                 756,084     670,910    816,467
                                               ---------    --------   --------
           Operating income                       24,803       1,107     68,182

 Other income (expense):
      Interest expense                           (35,595)    (34,936)   (35,027)
      Minority interests                            (339)         (7)    (1,475)
      Other income (expense), net                  3,044       4,355      1,290
                                               ---------    --------   --------
           Income (loss) before income taxes      (8,087)    (29,481)    32,970
 Income tax benefit (expense)                      2,159      11,216    (13,056)
                                               ---------    --------   --------
           Net income (loss)                   $  (5,928)   $(18,265)  $ 19,914
                                               =========    ========   ========

           Basic net income (loss) per share       $(.22)      $(.69)      $.76
                                                   =====       =====       ====
           Diluted net income (loss) per share     $(.22)      $(.69)      $.76
                                                   =====       =====       ====





               The accompanying notes are an integral part of the
                  consolidated financial statements.



                                                    OREGON STEEL MILLS, INC.
                                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'EQUITY
                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                                 ACCUMULATED
                                                                   ADDITIONAL                       OTHER
                                               COMMON STOCK         PAID-IN        RETAINED      COMPREHENSIVE
                                            -------------------
                                            SHARES      AMOUNT      CAPITAL        EARNINGS        INCOME                  TOTAL
                                            ------      ------     ----------      --------      -------------           --------

BALANCES, DECEMBER 31, 1998                 25,777        $258      $227,584       $125,479          $(8,204)             $345,117
                                                                                                                          --------
   Net income                                                                        19,914                                 19,914
   Foreign currency
     translation
     adjustment                                                                                        1,806                 1,806
                                                                                                                          --------
   Comprehensive income                                                                                                     21,720
   Dividends paid ($.56 per share)                                                  (14,435)                               (14,435)
                                                                                   --------           -------             --------
BALANCES, DECEMBER 31, 1999                 25,777         258       227,584        130,958           (6,398)              352,402
                                                                                                                          --------
   Net (loss)                                                                       (18,265)                               (18,265)
   Foreign currency
     translation adjustment                                                                             (945)                 (945)
                                                                                                                          --------
   Comprehensive income                                                                                                    (19,210)
   Dividends paid ($.06 per share)                                                   (1,547)                                (1,547)
                                                                                   --------           -------             --------
BALANCES, DECEMBER 31, 2000                 25,777          258      227,584        111,146           (7,343)              331,645
                                                                                                                          --------
   Net (loss)                                                                        (5,928)                                (5,928)
   Foreign currency
     translation adjustment                                                                           (1,660)               (1,660)
   Minimum liability adjustment (Note 10)                                                             (5,505)               (5,505)
                                                                                                                          --------
   Comprehensive income                                                                                                    (13,093)
   Issuance of common stock                    10                         34                                                    34
                                           ------          ----     --------       --------        ---------              --------
BALANCES, DECEMBER 31, 2001                25,787          $258     $227,618       $105,218         $(14,508)             $318,586
                                           ======          ====     ========       ========        =========              ========



                         The accompanying notes are an integral part of the consolidated financial statements.





                                                OREGON STEEL MILLS, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------------
                                                                                      2001            2000           1999
                                                                                    -------       ---------       ---------
Cash flows from operating activities:
   Net income (loss)                                                                $(5,928)      $ (18,265)      $  19,914
   Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
          Depreciation and amortization                                              46,097          46,506          47,411
          Deferred income taxes                                                      (4,415)        (13,580)          6,119
          Loss (gain) on sale of assets and investments                                 (10)         (2,537)            501
          Minority interests' share of income                                           339               7           1,475
          Other, net                                                                 (1,227)             22            (120)
          Changes in current assets and liabilities:
                 Trade accounts receivable                                            2,017         (28,602)          4,707
                 Inventories                                                         (2,601)        (12,486)         73,142
                 Income taxes                                                          (134)            102           1,087
                 Operating liabilities                                               17,963          25,322         (56,782)
                 Other                                                               (2,571)            544           1,125
                                                                                  ---------       ---------       ---------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           49,530          (2,967)         98,579
                                                                                  ---------       ---------       ---------
Cash flows from investing activities:
   Additions to property, plant and equipment                                       (12,933)        (16,684)        (15,908)
   Proceeds from disposal of property, plant and equipment                              114           2,951              --
   Other, net                                                                         1,014            (783)            722
                                                                                  ---------       ---------       ---------
          NET CASH USED BY INVESTING ACTIVITIES                                     (11,805)        (14,516)        (15,186)
                                                                                  ---------       ---------       ---------

Cash flows from financing activities:
   Net borrowings (repayments) under Canadian bank revolving loan
       facility                                                                      (1,530)          1,689          (4,431)
   Proceeds from bank debt                                                          732,476         304,536         382,520
   Payments on bank and long-term debt                                             (755,613)       (282,661)       (443,364)
   Dividends paid                                                                        --          (1,547)        (14,435)
   Repurchase of bonds                                                                   --          (6,750)             --
   Issue/repurchase common stock                                                         34              --              --
   Minority share of subsidiary's distribution                                       (2,524)         (2,739)         (5,263)
                                                                                  ---------       ---------       ---------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          (27,157)         12,528         (84,973)
                                                                                  ---------       ---------       ---------
Effects of foreign currency exchange rate changes on cash                            (1,660)           (945)          1,806
                                                                                  ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                                  8,908          (5,900)            226
Cash and cash equivalents at beginning of year                                        3,370           9,270           9,044
                                                                                  ---------       ---------       ---------
Cash and cash equivalents at end of year                                          $  12,278       $   3,370       $   9,270
                                                                                  =========       =========       =========
Supplemental disclosures of cash flow information:
   Cash paid for:
         Interest                                                                 $  27,149       $  33,394       $  36,091
         Income taxes                                                             $     427       $   5,112       $   5,321
Non Cash Financing Activities:
         Interest transferred to loan balance                                     $   6,394       $      --       $      --



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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include all wholly-owned and those majority-owned subsidiaries over which the Company exerts management control. Non-controlled majority-owned subsidiaries and affiliates are accounted for using the equity method. Material wholly-owned and majority-owned subsidiaries of the Company are Camrose Pipe Corporation ("CPC"), which through ownership in another corporation holds a 60% interest in Camrose Pipe Company ("Camrose"), and 87% owned New CF&I, Inc. ("New CF&I") which owns a 95.2% interest in CF&I Steel, L.P. ("CF&I"). The Company also owns directly an additional 4.3% interest in CF&I. In January 1998, CF&I assumed the trade name of Rocky Mountain Steel Mills ("RMSM"). All significant inter-company transactions and account balances have been eliminated.

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

REVENUE RECOGNITION

      The Company recognizes revenues when title passes, the earnings process is substantially complete, and the Company is reasonably assured of the collection of the proceeds from the exchange, all of which generally occur upon shipment of the Company's products.

      Sales revenues include $19.1 million and $2.8 million earned on the resale of electricity back to the Company's local electrical companies for the year of 2001 and 2000, respectively.

CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include short-term securities that have an original maturity date of 90 days or less.

CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash in high credit quality investments and limits the amount of credit exposure to any one financial institution. At times, cash balances are in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. The Company believes that risk of loss on its trade receivables is reduced by ongoing credit evaluation of customer financial condition and requirements for collateral, such as letters of credit and bank guarantees.

INVENTORIES

      Inventories, consisting of raw materials, semi-finished and finished products, are stated at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost, including capitalized interest during construction of $683,000, $794,000 and $941,000 in 2001, 2000
and 1999, respectively. Depreciation is
determined using principally the straight-line and the units of production methods over the estimated useful lives of the assets. The estimated useful lives of most of the Company's operating machinery and equipment are from 20 to 30 years. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in results of operations.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

     The costs in excess of net assets acquired by CF&I and CPC are being amortized on a straight-line basis over 40 years. Accumulated amortization was $9.0 million, $8.0 million and $7.0 million in 2001, 2000 and 1999, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

     When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company then considers estimated fair market value versus carrying value in determining any potential impairment.

INCOME TAXES

     Deferred income taxes reflect the differences between the financial reporting and tax bases of assets and liabilities at year-end based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

FINANCIAL INSTRUMENTS

     The Company uses foreign currency forward exchange contracts occasionally to reduce its exposure to fluctuations in foreign currency exchange rates. Gains and losses on these contracts are deferred and recognized in income as part of the related transaction.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities subject to foreign currency fluctuations are translated into U.S. dollars at the period-end exchange rate, and revenue and expenses are translated at average rates for the period. Translation adjustments are included in "accumulated other comprehensive income," a separate component of stockholders' equity.

DERIVATIVE FINANCIAL INSTRUMENTS

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", which requires that all derivative instruments be recorded on the balance sheet at fair value. The adoption of SFAS 133 did not have material effect on the Company's results of operations or its financial position. The Company did not have any derivative financial instruments outstanding at the time of adoption. See disclosure regarding Financial Instruments in Note 7.

STOCK OPTION PLAN

     In 2000, the Company adopted the 2000 Nonqualified Stock Option Plan (the "Plan"). The Plan authorizes the Board of Directors, or a committee appointed by the Board of Directors, to grant options to certain executives and management personnel. 1,000,000 shares of the Company's $.01 par value common stock is issuable under the Plan.

     The Company accounts for the stock option plan in accordance with Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." The Company provides pro forma net income (loss) and pro forma earnings (loss) per share disclosure prescribed by SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATIOn" (see discussion of the Plan in Note 15).

NET INCOME (LOSS) PER SHARE

     Basic EPS is determined using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all stock options granted were exercised at the beginning of the period.

     For purposes of computing diluted EPS, stock options with an exercise price that exceeded the average fair market value of the common stock for the period were excluded from the diluted weighted average number of common shares. In addition, common stock equivalent shares are excluded from the EPS computation if their effect is antidilutive.

SEGMENT REPORTING

     In accordance with the criteria of SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", the Company operates in a single reportable segment, the steel industry. All of the products of the Company are steel products in finished or semi-finished form. Production is the standard "mini-mill" process where electric arc furnaces are used to melt scrap and other metallics. Liquid steel is cast and cooled, then reheated for additional forming. These processes occur at different locations, but are not dissimilar. The Company markets and sells the majority of its products through its own sales organization to customers primarily in the transportation, construction, or oil and gas industries. The Company distributes product at various locations in the United States and Canada, and as appropriate, through foreign sales agents.

     The Company currently has two aggregated operating divisions: the Oregon Steel Division and RMSM Division (see Note 3 for geographic disclosure).

SHIPPING AND HANDLING COST

     All shipping billed to customers is recorded as revenue with the related cost being recorded under cost of sales. Internal handling costs incurred to store, move, or prepare goods for shipment are recorded under Selling, General, and Administration expenses. For the years of 2001, 2000, and 1999, internal handling costs were $17.6 million, $14.9 million and $17.2 million, respectively.

RECLASSIFICATIONS

     Certain reclassifications have been made in prior years to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, collectively referred to as the "Standards." SFAS No. 141 supersedes Accounting Principles Board Opinion (APB) No. 16, BUSINESS COMBINATION. The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB 17, INTANGIBLE ASSETS, and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

     The Company will adopt the provisions of SFAS No. 142 in its first quarter ended March 31, 2002. The Company is preparing for its adoption of SFAS No. 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. The Company will also evaluate the useful lives assigned to its intangible assets. SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS No. 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

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

      On October 3, 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 supercedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), REPORTING RESULTS OF OPERATIONS AND REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for the year beginning January 1, 2002. The Company believes adoption of this standard will not have a material effect on its financial statements.


3.    GEOGRAPHIC INFORMATION

      Geographical information was as follows:

                                        2001            2000            1999
                                      --------        --------       --------
                                                   (IN THOUSANDS)
Revenues from External Customers:
     United States                     $729,707       $624,694       $777,355
     Canada (1)                          51,180         47,323        107,294
                                       --------       --------       --------
                                       $780,887       $672,017       $884,649
                                       ========       ========       ========

Revenues by Division:
     Oregon Steel Division            $470,098        $390,403       $621,013
     RMSM Division                     310,789         281,614        263,636
                                      --------        --------       --------
                                      $780,887        $672,017       $884,649
                                      ========        ========       ========

Assets by Location:
     United States                    $792,798        $797,903       $790,569
     Canada                             31,670          36,044         39,325
                                      --------        --------       --------
                                      $824,468        $833,947       $829,894
                                      ========        ========       ========

Assets by Division:
      Oregon Steel Division           $528,274        $519,200       $539,939
      RMSM Division                    296,194         314,743        289,955
                                      --------        --------       --------
                                      $824,468        $833,947       $829,894
                                      ========        ========       ========


(1) Revenues attributed to Canada are earned by Camrose, which is domiciled there. Revenues attributed to other countries are insignificant.

4.    INVENTORIES

      Inventories were as follows at December 31:

                                        2001             2000            1999
                                      --------         --------        --------
                                                   (IN THOUSANDS)

Raw materials                         $ 11,419         $ 10,189        $ 14,383
Semi-finished product                   51,777           49,816          46,819
Finished product                        41,201           43,415          35,536
Stores and operating supplies           28,005           26,381          20,577
                                      --------         --------        --------
     Total inventory                  $132,402         $129,801        $117,315
                                      ========         ========        ========


5.    ACCOUNTS PAYABLE

      Accounts payable includes book overdrafts of $5.1 million and $5.5 million at December 31, 2001 and 1999, respectively.

6.    DEBT, FINANCING ARRANGEMENTS AND LIQUIDITY

      Debt balances were as follows at December 31:

                                                  2001        2000        1999
                                               --------     --------    --------
                                                         (IN THOUSANDS)

11% First Mortgage Notes ("Notes")             $228,250     $228,250    $235,000
Revolving credit facility                        61,638       69,756      40,020
CF&I acquisition term loan                       14,536       23,161      31,023
Camrose revolving bank loan                         220        1,814         147
                                               --------     --------    --------
                                                304,644      322,981     306,190
Less current maturities and short-term debt      71,102        8,625       7,861
                                               --------     --------    --------
     Non-current maturity of long-term debt    $233,542     $314,356    $298,329
                                               ========     ========    ========


      The Company has outstanding $228.3 million principal amount of Notes due 2003. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, there was no amount available for cash dividends at December 31, 2001.

      The Company maintains a $100 million revolving credit facility, as amended effective November 29, 2001 ("Amended Credit Agreement"), which expires September 30, 2002. As of December 31, 2001, approximately $34.0 million was available for use. The revolving credit facility decreased to $85 million on January 1, 2002 and again will decrease to $75 million on April 1, 2002. The Amended Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") coverage ratio, maximum annual capital expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than borrowings provided by the Amended Credit Agreement. The Company was in compliance with such covenants at December 31, 2001.

     CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets, principally the Pueblo, Colorado steelmaking and finishing facilities, from CF&I Steel Corporation. This debt is unsecured and is payable over ten years, bearing interest at 9.5%. As of December 31, 2001, the outstanding balance on the debt was $14.5 million, of which $5.1 million was classified as long-term.

     Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2003. At December 31, 2001, the outstanding balance under the credit facility was $220,000.

      As of December 31, 2001, principal payments on debt are due as follows (in thousands):

           2002                                                 $ 71,102
           2003                                                  233,542
                                                                --------
                                                                $304,644
                                                                ========

      The Company is able to draw up to $15 million of the borrowings available under the Amended Credit Agreement to support issuance of letters of credit and similar contracts. At December 31, 2001, $4.4 million was restricted under outstanding letters of credit.

      Despite the unfavorable operating results for 2001, the Company has been able to satisfy its needs for working capital and capital expenditures, due in part on its ability to secure adequate financing arrangements. The Company expects that operations will continue, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from funds generated from operations. The Amended Credit Agreement expires on September 30, 2002. Although the Company believes it will be able to replace the Amended Credit Agreement on satisfactory terms, a replacement credit agreement is subject to negotiation and the execution of definitive documentation. If the Company is unable to replace the Amended Credit Agreement, at least in part, or if funds generated from operations and available borrowings are not sufficient to meet the Company's needs for working capital and capital expenditures, or if the Company's cash needs are greater than anticipated, the Company will be required to seek alternative financing. These alternative sources of financing may not be available if required or, if available, may not be on terms satisfactory to the Company. If the Company is unable to obtain alternative financing on satisfactory terms, it could have a material adverse effect on the Company's business.


7.       FAIR VALUES OF FINANCIAL INSTRUMENTS

      The estimated fair values of the Company's financial instruments were as follows as of December 31:

                                                  2001                           2000                         1999
                                       ---------------------------     -------------------------   ----------------------------
                                         CARRYING          FAIR          CARRYING      FAIR         CARRYING        FAIR
                                          AMOUNT           VALUE          AMOUNT       VALUE         AMOUNT         VALUE
                                       ------------- -------------     ------------- -----------   ------------ ---------------
                                                                           (IN THOUSANDS)

Cash  and cash equivalents               $ 12,278       $ 12,278       $  3,370      $  3,370      $  9,270       $  9,270
Short-term debt                            61,638         61,959              -             -             -              -
Long-term debt, including
     current portion                      304,644        295,793        322,981       250,120       306,190        313,068


      The carrying amounts of cash or cash equivalents approximate fair value due to their nature. The fair value of short-term debt and long-term debt, including current portion, is estimated based on quoted market prices or by discounting future cash flows based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

      On limited occasions, the Company uses foreign currency forward exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. Such contracts are typically short-term in duration and relate to specific transactions. At December 31, 2001, the Company had no open forward exchange contracts. During 2001, 2000, and 1999, the use of such contracts has been minimal.

 8.   INCOME TAXES

      The income tax benefit (expense) consisted of the following:

                                        2001        2000        1999
                                     --------    --------    ---------
                                              (IN THOUSANDS)
Current:
     Federal                         $  1,851    $    (67)   $ (4,478)
     State                               (235)       (167)       (375)
     Foreign                             (169)     (2,131)     (2,188)
                                     --------    --------    --------
                                        1,447      (2,365)     (7,041)
                                     --------    --------    --------
Deferred:
     Federal                           (3,332)     10,911      (6,918)
     State                              4,742         641         (91)
     Foreign                             (698)      2,029         994
                                     --------    --------    --------
                                          712      13,581      (6,015)
                                     --------    --------    --------
Income tax benefit (expense)         $  2,159    $ 11,216    $(13,056)
                                     ========    ========    ========



      A reconciliation of the statutory benefit (tax) rate to the effective benefit (tax) rate on income before income taxes is as follows:

                                                   2001       2000       1999
                                                 --------    ------    -------

U.S. statutory income benefit (tax) rate          35.0%       35.0%     (35.0)%
Deduction for dividends to ESOP participants         -           -        0.9
State taxes, net                                   5.2         1.7       (0.9)
Fines and penalties                               (9.4)          -          -
Permanent differences                              3.0          -          -
Tax impact of foreign operations                  (7.1)        0.9       (7.6)
Other                                                -         0.4        3.0
                                                  ----        ----      -----
                                                  26.7%       38.0%     (39.6)%
                                                  ====        ====      =====

      The current and noncurrent components of the net deferred tax assets and liabilities were as follows as of December 31:


                                                    2001         2000         1999
                                                  --------     --------     --------
                                                            (IN THOUSANDS)
Net current deferred tax asset:
     Assets
          Inventories                             $  2,423     $  1,864     $  3,496
          Accrued expenses                           3,332        3,065        4,976
          Net operating loss carryforward           12,073            -            -
          Other                                      1,351        2,644          813
                                                  --------     --------     --------
                                                    19,179        7,573        9,285
     Liabilities
          Other                                      1,181          307           40
                                                  --------     --------     --------
Net current deferred tax asset                    $ 17,998     $  7,266     $  9,245
                                                  ========     ========     ========

Net noncurrent deferred income tax liability:
     Assets
          Postretirement benefits other than
             pensions                                2,869     $  2,516     $  2,684
          State tax credits                          5,997        5,829        5,882
          Alternative minimum tax credit            18,131       17,923       20,299
          Environmental liability                   11,960       12,417       12,473
          Net operating loss carryforward           68,669       73,615       48,890
          Pension mimimum liability adjustment       3,544            -            -
          Other                                      9,855       10,808        5,018
                                                  --------     --------     --------
                                                   121,025      123,108       95,246
          Valuation allowance                       (3,424)      (3,105)      (3,282)
                                                  --------     --------     --------
                                                   117,601      120,003       91,964
                                                  --------     --------     --------

     Liabilities
          Property, plant and equipment            135,324      130,428      119,729
          Cost in excess of net assets acquired      9,309        9,987       10,301
          Other                                      2,070        2,215          120
                                                  --------     --------     --------
                                                   146,703      142,630      130,150
                                                  --------     --------     --------
 Net noncurrent deferred income tax liability     $ 29,102     $ 22,627     $ 38,186
                                                  ========     ========     ========


      At December 31, 2001, the Company has state tax credits of $6.0 million, expiring 2002 through 2013, which are available to reduce future income taxes payable.

      At December 31, 2001, the Company has $194.6 million in federal net operating loss carryforwards expiring in 2012 through 2021. In addition, the Company has $243.0 million in state net operating loss carryforwards expiring in 2002 through 2016.

      The Company maintained a valuation allowance of $3.4 million, $3.1 million and $3.3 million at December 31, 2001, 2000, and 1999, respectively, for state tax credit carryforwards. The Company believes that it is more likely than not that future taxable income will not be sufficient to realize the full benefit of the state tax credit carryforwards. No valuation allowance has been established for net operating loss carryforwards.

      At December 31, 2001, the Company recorded deferred tax assets totaling $3.5 million created by a minimum pension liability established pursuant to SFAS
87. The setup of the deferred tax asset has no impact on the current year deferred tax expense calculation because of the direct impact on equity required by SFAS No. 87 "EMPLOYER'S ACCOUNTING FOR PENSION."

9.    EARNINGS (NET LOSS) PER SHARE

      Basic and diluted net income (loss) per share was as follows:

                                                           2001         2000       1999
                                                          ------       -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Weighted average number of common
         shares outstanding                               25,780       25,777     25,777
    Shares of common stock to be issued March 2003           598          598        598
                                                          ------     --------    -------
                                                          26,378       26,375     26,375
    Dilutive effect of :
       Employee stock options                                  -            -          -
                                                         -------     --------    -------

    Weighted average number of common shares
       outstanding:
        Assuming dilution                                 26,378       26,375     26,375
                                                         =======     ========    =======
    Net income (loss)                                    $(5,928)    $(18,265)   $19,914
                                                         =======     ========    =======
    EPS:
        Basic and diluted net income (loss) per share      $(.22)       $(.69)      $.76
                                                         =======     ========    =======


      Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options for the period they were outstanding. For the years of 2001 and 2000, approximately 190,284 and 188,500 shares, respectively, were excluded from the diluted earnings per share calculation, as to include them would have been antidilutive. There were no stock options outstanding at December 31, 1999.

10.  EMPLOYEE BENEFIT PLANS

UNITED STATES PENSION PLANS
---------------------------

      The Company has noncontributory defined benefit retirement plans covering all of its eligible domestic employees. The plans provide benefits based on a participant's years of service and compensation. The Company funds at least the minimum annual contribution required by ERISA.

      The following table sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheets at December 31:


                                                                                       2001         2000       1999
                                                                                     --------    --------    --------
                                                                                              (IN THOUSANDS)
Change in benefit obligation:
   Projected benefit obligation at January 1                                         $ 64,999    $ 62,775    $ 64,525
   Service cost                                                                         3,030       3,123       3,474
   Interest cost                                                                        4,765       4,599       4,266
   Benefits paid                                                                       (3,074)     (2,789)     (2,655)
   Actuarial loss (gain)                                                                6,982      (2,709)     (6,835)
                                                                                     --------    --------    --------
   Projected benefit obligation at December 31                                         76,702      64,999      62,775
                                                                                     --------    --------    --------

Change in plan assets:
   Fair value of plan assets at January 1                                              62,085      67,951      59,932
   Actual return (loss) on plan assets                                                 (3,365)     (3,077)      8,847
   Company contribution                                                                 1,200          --       1,827
   Benefits paid                                                                       (3,074)     (2,789)     (2,655)
                                                                                     --------    --------    --------
   Fair value of plan assets at December 31                                            56,846      62,085      67,951
                                                                                     --------    --------    --------
Projected benefit obligation less than (in excess of) plan assets                     (19,856)     (2,914)      5,176
Unrecognized net transition obligation, amortized through 2001                             --          73         149
Unrecognized prior service cost                                                           146         266         386
Unrecognized net gain                                                                  11,090      (4,409)    (10,788)
                                                                                     --------    --------    --------
Net amount recognized                                                                  (8,620)     (6,984)     (5,077)
Minimum liability                                                                      (7,435)         --          --
                                                                                     --------    --------    --------
Total pension liability recognized in consolidated balance sheet                     $(16,055)   $ (6,984)   $ (5,077)
                                                                                     ========    ========    ========


      Net pension cost was $ 2.8 million, $1.9 million and $3.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      Plan assets are invested in common stock and bond funds (81%) and marketable fixed income securities (19%) at December 31, 2001. The plans do not invest in the stock of the Company.

CANADIAN PENSION PLANS
----------------------

      The Company has noncontributory defined benefit retirement plans covering all of its eligible Camrose employees. The plans provide benefits based on participants' years of service and compensation.

      The following table sets forth the funded status and the amounts recognized at December 31:


                                                           2001        2000       1999
                                                        --------    --------    --------
                                                                 (IN THOUSANDS)
Change in benefit obligation:
   Projected benefit obligation at January 1            $ 11,678    $ 10,863    $ 10,310
   Service cost                                              313         464         573
   Interest cost                                             859         834         727
   Plan amendments                                           273          --          --
   Benefits paid                                            (648)       (432)       (243)
   Actuarial loss (gain)                                   3,083          55        (530)
   Foreign currency exchange rate change                    (771)       (106)         26
                                                        --------    --------    --------
   Projected benefit obligation at December 31            14,787      11,678      10,863
                                                        --------    --------    --------

Change in plan assets:
   Fair value of plan assets at January 1                 14,102      12,229      11,340
   Actual return on plan assets                           (1,315)      1,903         397
   Company contribution                                      395         530         705
   Benefits paid                                            (648)       (432)       (243)
   Foreign currency exchange rate change                    (491)       (128)         30
                                                        --------    --------    --------
   Fair value of plan assets at December 31               12,043      14,102      12,229
                                                        --------    --------    --------
Projected benefit obligation less than
   (in excess of) plan assets                             (2,744)      2,424       1,366
Unrecognized prior service cost                              513          --          --
Unrecognized net loss (gain)                               4,874         (58)        754
                                                        --------    --------    --------
Net amount recognized                                      2,643       2,366       2,120
Minimum liability                                         (2,038)         --          --
                                                        --------    --------    --------
Total Pension asset recognized in
  consolidated balance sheet                            $    605    $  2,366    $  2,120
                                                        ========    ========    ========


      Net pension cost was $265,000, $284,000 and $334,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

      Generally weak financial market conditions resulted in poor investment returns in the pension plans for the year 2001, thus causing pension assets to be lower than actuarial liabilities and requiring an additional liability of $7.4 million and $2.0 million to be recorded for the United States and Canadian plans, respectively. The additional liability is tax-affected when recorded to retained earnings and shown as a component of accumulated other comprehensive income.

      The following table sets forth the significant actuarial assumptions for the United States and Canadian pension plans:

                                                        2001     2000     1999
                                                        ----     ----     ----
Discount rate
     United States Plans                                7.0%     7.5%     7.5%
     Canadian Plan                                      6.3%     7.5%     7.5%
Rate of increase in future compensation levels:
     United States Plans                                4.0%     4.0%     4.0%
     Canadian Plan                                      4.5%     5.0%     4.0%
Expected long-term rate of return on plan assets        8.5%     8.5%     8.5%

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
------------------------------------------------------

      The Company provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service. The benefit plans are unfunded.

      The following table sets forth the unfunded status and the amounts recognized at December 31:

                                                                        2001         2000       1999
                                                                      --------    --------    --------
                                                                                (IN THOUSANDS)
Change in benefit obligation:
   Accumulated postretirement benefit
      obligation at January 1                                         $ 22,672    $ 20,814    $ 18,661
   Service cost                                                            518         473         461
   Interest cost                                                         1,629       1,515       1,231
   Benefits paid                                                        (1,339)       (916)       (824)
   Plan amendment                                                       (1,913)         --         430
   Actuarial loss                                                        1,423         786         850
   Foreign currency exchange rate change                                  (448)         --           5
                                                                      --------    --------    --------
   Accumulated postretirement benefit
      obligation at December 31                                         22,542      22,672      20,814
                                                                      --------    --------    --------

Accumulated benefit obligation in excess of plan assets                (22,542)    (22,672)    (20,814)
Unrecognized transition obligation                                       1,792       4,110       4,518
Unrecognized prior service cost                                            561         636         711
Unrecognized net loss                                                    2,341       1,289         520
                                                                      --------    --------    --------

Postretirement liability recognized in consolidated balance sheet     $(17,848)   $(16,637)   $(15,065)
                                                                      ========    ========    ========


      Net postretirement benefit cost was $2.7 million, $2.5 million and $2.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. The discount rate used for the United States Plans in determining the accumulated postretirement benefit obligation was 7.0%, 7.5% and 7.0% for 2001, 2000 and 1999, respectively. In 2001, the Canadian Plan used a discount rate of 6.3%. In 2000 and 1999, the Canadian Plan used a discount rate of 7.5% and 7.5%, respectively.

      The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation for the United States and Canadian plans were 11.0% and 9.0%, respectively, for 2001 and assumed to gradually decline to 4.5% by 2009 and 2009, respectively. In subsequent years, the health care trend rates for both countries are assumed to remain constant at 4.5%. A one-percentage-point change in the assumed health care cost trend rates would have the following effect:

                                                    1 PERCENTAGE POINT CHANGE
                                                    -------------------------
                                                    INCREASE         DECREASE
                                                    --------         --------
                                                         (IN THOUSANDS)

Accumulated postretirement benefit obligation           $942            $(780)
Service and interest costs                               140             (115)

OTHER EMPLOYEE BENEFIT PLANS
----------------------------

      The Company has an unfunded supplemental retirement plan designed to maintain benefits for eligible nonunion domestic employees at the plan formula level. The amount expensed for this plan in 2001, 2000 and 1999 was $299,000, $318,000 and $285,000, respectively.

      The Company has an Employee Stock Ownership Plan ("ESOP") noncontributory qualified stock bonus plan for eligible domestic employees. Contributions to the plan are made at the discretion of the Board of Directors and are in the form of newly issued shares of the Company's common stock. Shares are allocated to eligible employees' accounts based on annual compensation. At December 31, 2001, the ESOP held 904,287 shares of Company common stock. The ESOP provides that dividends paid on shares held by the ESOP are paid to eligible employees.

      The Company has profit participation plans under which it distributes quarterly to eligible employees 12% to 20%, depending on operating unit, of its pretax income after adjustments for cer-tain nonoperating items. Each eligible employee receives a share of the distribution based upon the employee's base compensation in relation to the total base compensation of all eligible employees of the operating unit. The Company may modify, amend or terminate the plans, at any time, subject to the terms of various labor agreements.

      The Company has qualified Thrift (401(k)) plans for eligible domestic employees under which the Company matches 25% of the first 4% or 6%, depending on location, of the participants' deferred compensation. Company contribution expense in 2001, 2000 and 1999 was $1.2 million, $1.3 million and $1.7 million, respectively.

11.    MAJOR CUSTOMERS

       Sales to a single customer, related to a significant pipeline contract, were $269.3 million in 1999.

12.   RELATED PARTY TRANSACTIONS

STELCO, INC.

      Camrose purchases steel coil and plate under a steel supply agreement with Stelco, Inc. ("Stelco"), a 40% owner of Camrose. Transactions under the agreement are at negotiated market prices. The following table summarizes the transactions between Camrose and Stelco:


                                                    2001       2000       1999
                                                  -------    -------    -------
                                                           (IN THOUSANDS)

Sales to Stelco                                   $   193    $   228    $   217
Purchases from Stelco                              23,486     35,640     25,529
Accounts receivable from Stelco at December 31        155          -        207
Accounts payable to Stelco at December 31             227      5,484      1,633

      Under the acquisition agreement for Camrose, either the Company or Stelco may initiate a buy-sell procedure pursuant to which the initiating party establishes a price for Camrose and the other party must either sell its interest at that price or purchase the initiating party's interest at that price.

13.   JOINT VENTURE

     In June 1999, a wholly-owned subsidiary of the Company and Feralloy Oregon Corporation ("Feralloy") formed Oregon Feralloy Partners (the "Joint Venture") to construct a temper mill and a cut-to-length ("CTL") facility ("Facility") with an annual stated capacity of 300,000 tons to process CTL plate from coil produced at the Company's plate mill in Portland, Oregon. The Facility commenced operations in May 2001. The Company owns 60% and Feralloy, the managing partner, owns 40% of the Joint Venture. Each partner holds 50% voting rights as owners of the Joint Venture. The Company is not required to, nor does it currently anticipate it will, make other contributions of capital to fund operations of the Joint Venture in case of sustained or foreseeable losses. As of December 31, 2001, total assets and total liabilities of the Joint Venture were $18.0 million and $13.2 million, respectively. The Company's investment in the Joint Venture is $3.0 million as of December 31, 2001. The investment in this non-controlled majority-owned affiliate is accounted for by the equity method as required by Emerging Issues Task Force No. 96-16.

14.  CONTINGENCIES

ENVIRONMENTAL

      All material environmental remediation liabilities for non-capital expenditures, which are probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggests different remediation methods or periods may be required and affect the total cost. The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded and the range is disclosed.

OSM DIVISION

      In May 2000, the Company entered into a Voluntary Clean-up Agreement with the DEQ committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Portland Mill may have affected sediment quality in the Willamette River. Based on preliminary findings, the DEQ has requested the Company to begin a full remedial investigation ("RI"), including areas of investigation throughout the Portland Mill, and implement source control as required. The Company estimates that costs of the RI study could range from $732,000 to $1,872,000 over the next two years. Based on a best estimate, the Company has accrued a liability of $1,159,000 as of December 31, 2001. The Company has also recorded a $1,159,000 receivable for insurance proceeds that are expected to cover these RI costs. Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company's results of operations, as it may cause costs to exceed available insurance amounts. The Company is unable at this time to determine if the likelihood of an unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.

      In a related manner, in December 2000 the Company received a general notice letter from the U.S. Environmental Protection Agency ("EPA"), identifying it, along with 68 other entities, as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to contamination in a portion of the Willamette River that has been designated as the "Portland Harbor Superfund Site." The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability. At this time, nine private and public entities have signed an Administrative Order on Consent ("AOC") to perform a remedial investigation/feasibility study ("RI/FS") of the Portland Harbor Superfund Site under EPA oversight. The RI/FS is expected to take three to five years to complete. The Company is a member of the Lower Willamette Group, which is funding that investigation, but the Company is not a signatory to the AOC. Although the EPA has not yet defined the boundaries of the Portland Harbor Superfund Site, the AOC requires the RI/FS to focus on an "initial study area" that does not now include the portion of the Willamette River adjacent to the Portland Mill. The study area, however, may be expanded. At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by the PRPs. A determination that the Company is a PRP could cause the Company to incur costs associated with remedial action, natural resource damage and natural resource restoration, which could have a material adverse effect on the Company's results of operations. The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA.

      On April 18, 2001, the United Steelworkers of America (the "Union"), along with two other groups, filed suit against the Company under the citizen suit provisions of the CAA in U.S. District Court in Portland, Oregon. The suit alleges that the Company has violated various air emission limits and conditions of its operating permits at the Portland Mill approximately 100 times since 1995. The suit seeks injunctive relief and unspecified civil penalties. The Company filed a response to the suit on July 24, 2001, disputing many of the suit's allegations, and trial is expected to be scheduled for the summer of 2003. The Company believes it has factual and legal defenses to the allegations and intends to defend the matter vigorously. Although the Company believes it will prevail, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

RMSM DIVISION

       In connection with the acquisition of the Pueblo Mill, CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 2001, the accrued liability was $30.8 million, of which $28.5 million was classified as non-current on the consolidated balance sheet.

       The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the first quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which remains subject to the approval of the presiding judge. The proposed settlement provides for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I will also be required to make certain capital improvements expected to cost approximately $20 million, including converting to the new single New Source Performance Standards ("NSPS") Subpart AAa ("NSPS AAa") compliant furnace discussed below. The proposed settlement provides that the two existing furnaces will be permanently shut down 18 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. It is expected the PSD air permit will be issued on or before September 30, 2002.

       In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS - Subpart AA ("NSPS AA"). This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I is prepared, however, to voluntarily exceed the NSPS AA requirements at issue by converting to a new single furnace that will meet NSPS AAa standards, which are stricter than NSPS AA standards. Based on negotiations with the EPA, the Company believes it will reach a resolution that will allow for a compliance schedule to accommodate the conversion to the new single furnace. The Company expects that, to resolve the EPA matter, it will be required to commit to the conversion to the new furnace (to be completed approximately two years after permit approval and expect to cost, with all related emission control improvements, approximately $20.0 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures.

       In response to the CDPHE settlement and the resolution of the EPA action, CF&I has accrued $3.0 million as of December 31, 2001 for possible fines and non-capital related expenditures.

       In December 2001, the State of Colorado issued a Title V air discharge permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit's compliance schedule required the furnace to operate in compliance with these standards by March 22, 2002. The State of Colorado entered a stay of this compliance schedule on March 22, 2002, effective until April 18, 2002, when the permit is expected to be modified to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and is part of the negotiations with the EPA. This modification would give CF&I adequate time to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by the Company purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, the Company believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

      In a related matter, in April 2000 the Union filed suit in U.S. District Court in Denver, Colorado, asserting that the Company and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. On July 6, 2001, the presiding judge dismissed the suit. The Union has appealed the decision. The Company intends to defend this matter vigorously. While the Company does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on appeal.

LABOR DISPUTE

      The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997, the Union initiated a strike at CF&I for approximately 1,000 bargaining unit employees. The parties, however, failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of new hires, striking employees who returned to work, contractors and salaried employees.

      On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of December 31, 2001, approximately 680 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At December 31, 2001, approximately 250 Unreinstated Employees remain unreinstated.

      On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs as positions became open. As noted above, there were approximately 250 unreinstated strikers as of December 31, 2001. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded on February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. The Company does not believe that final judicial action on the strike issues is likely for at least two to three years.

      In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, plus interest, from the date of the Union's unconditional offer to return to work through the date of their reinstatement or a date deemed appropriate by the NLRB or an appellate court. The number of Unreinstated Employees entitled to back pay may be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Personnel records, since the strike, do not provide sufficient information necessary to provide a reasonable estimate of liability. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the lack of accurate information on interim earnings for both reinstated and unreinstated workers and sentiment of the Union towards the Company, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award with respect to any Unreinstated Employees proven to have taken part or participated in acts of misconduct during and after the strike. Thus, it is not presently possible to estimate the liability if there is ultimately an adverse determination against CF&I. An ultimate adverse determination against CF&I on these issues may have a material adverse effect on the Company's consolidated financial condition, results of opera-tions, or cash flows. CF&I does not intend to agree to any settlement of this matter that will have a material adverse effect on the Company. In connection with the ongoing labor dispute, the Union has undertaken certain activities designed to exert public pressure on CF&I. Although such activities have generated some publicity in news media, CF&I believes that they have had little or no material impact on its operations.

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

      The Transportation-Communications International Union, Brotherhood
Railway Carmen Division, representing six of those former C&W employees, asserted that their members were protected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and that PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. As of December 31, 2001, two of the six former employees have accepted a settlement from C&W. The remaining four do not agree with the award amount from the court. The Company does not believe an adverse determination against C&W would have a material adverse effect on the Company's results of operations.


CONTRACTS WITH KEY EMPLOYEES

      The Company has agreements with certain officers which provide for severance compensation in the event their employment with the Company is terminated subsequent to a defined change in control of the Company.

OTHER CONTINGENCIES

      The Company is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of the Company, its results of operations, and liquidity.

15.   CAPITAL STOCK

COMMON STOCK

      In connection with the 1993 acquisition of the assets of CF&I, the Company agreed to issue 598,400 shares of its common stock in March 2003 to specified creditors of CF&I Steel. At the date of acquisition, the stock was valued at $11.2 million using the Black-Scholes option pricing model.

STOCKHOLDER RIGHTS PLAN

      The Company has issued preferred stock purchase rights ("Rights") to its common stockholders. The Rights generally become exercisable after a person or group announces a tender offer that would result in that person or group owning 15% or more of the Company's common stock. In that event, a holder will be entitled to buy from the Company a unit consisting of one one-thousandth of a share of participating preferred stock of the Company at a purchase price of $42. The Rights also become exercisable after a person or group acquires 15% or more of the Company's outstanding common stock. In that event, each Right, excluding those held by the acquirer, would become exercisable for preferred stock of the Company having a market value equal to twice the exercise price of the Right. Alternatively, if the Company is acquired in a merger or other business combination, each Right, excluding those held by the acquirer, would be exercisable for common stock of the acquirer having a market value equal to twice the exercise price of the Right. The Company may redeem the Rights prior to a change in control at a price of $.001 per Right. The Rights will expire December 22, 2009 if not exercised prior to that date.

STOCK OPTIONS

      The Company maintains a Non-Qualified Stock Option Plan ("Plan"), effective January 1, 2000. At December 31, 2001, the Company has granted options to purchase 620,000 shares to certain senior management employees under the provisions of the Plan. The exercise price is the fair value per share on the date of grant. The term of each option is 10 years from grant date. One-half of the options granted vest immediately upon grant, and the remaining one-half vest ratably under a three-year schedule.

      The Company has elected to account for the stock options consistent with Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations. Therefore, no additional compensation expense has been recognized for the Plan within the Consolidated Statements of Income. If the Company had accounted for the options in a manner consistent with SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," estimating the fair value of the options at grant date using the Black-Scholes option pricing model, the Company's pro forma net loss from continuing operations and pro forma diluted loss per common share would have been reduced to the amounts indicated below:


                                                         2001             2000
                                                       --------        ---------
Net loss from continuing operations:
     As reported                                       $(5,928)        $(18,265)
     SFAS No. 123 pro forma                             (6,418)         (18,335)

Basic and diluted loss per share from
   continuing operations:
     As reported                                        $(0.22)          $(0.69)
     SFAS No. 123 pro forma                              (0.24)           (0.70)

      A summary of option activity is as follows:



                                                             2001                                  2000
                                                   --------------------------------     --------------------------------

                                                                     WEIGHTED                              WEIGHTED
                                                                      AVERAGE                              AVERAGE
OPTIONS OUTSTANDING                                 SHARES        EXERCISE PRICE          SHARES        EXERCISE PRICE
-------------------                                ---------      --------------        ---------       --------------
Outstanding at beginning of period                   188,500          $1.94                    -            $   -
New Grants                                           431,500           4.37              188,500             1.94
Exercised                                            (10,050)          3.37                    -                -
Terminated                                           (10,050)          3.37                    -                -
                                                   ---------          -----              -------            -----
Outstanding at end of period                         599,900           3.64              188,500             1.94
Outstanding but not exercisable                     (270,333)          3.82              (94,250)            1.94
                                                    --------          -----              -------            -----
Exercisable at end of period                         329,567          $3.48               94,250            $1.94
                                                    ========          =====              =======            =====

      The estimated fair value as of grant date of options granted in 2001 and 2000, using the Black-Scholes option pricing model, was as follows:

                                                            2001         2000
                                                            -----        ----

Estimated fair value of options granted during the year    $2.97         $1.20

Assumptions:
     Annualized Dividend Yield                                 -             -
     Common Stock Price Volatility                                        54.0%
                                                            66.1%
     Risk-free Rate of Return                                4.7%          5.7%
     Expected option term (in years)                           7             7


     A summary of options outstanding at December 31, 2001, was as follows:



                                                OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                              --------------------------------------------------------     -----------------------------
                                                       WEIGHTED
                                                       AVERAGE                                NUMBER         WEIGHTED
                                     NUMBER           REMAINING        WEIGHTED            EXERCISABLE AT    AVERAGE
                                  OUTSTANDING         CONTRACTUAL      AVERAGE              DECEMBER 31,     EXERCISE
RANGE OF EXERCISE PRICE       AT DECEMBER 31, 2001       LIFE       EXERCISE PRICE              2001          PRICE
-----------------------       --------------------    -----------   --------------         --------------    --------

$0.01 to $2.00                      177,700               8.82             $1.94               118,467         $1.94
$2.01 to $4.00                      221,800               9.71             $3.78               110,900         $3.78
$4.01 to $6.00                      200,400               9.30             $4.99               100,200         $4.99



16.   SALES OF SUBSIDIARY'S COMMON STOCK

      In 1994, New CF&I sold a 10% equity interest to a subsidiary of Nippon Steel Corporation ("Nippon"). In connection with the sale, New CF&I and the Company entered into a stockholders' agreement with Nippon pursuant to which Nippon was granted a right to sell all, but not less than all, of its equity interest in New CF&I back to New CF&I at the then fair market value in certain circumstances. Those circumstances include, among other things, a change of control, as defined, in New CF&I, certain changes involving the composition of the board of directors of New CF&I, and the occurrence of certain other events that are within the control of New CF&I or the Company. The Company also agreed not to transfer voting control of New CF&I to a nonaffiliate except in those circumstances where Nippon is offered the opportunity to sell its interest in New CF&I to the transferee at the same per share price obtained by the Company. New CF&I retains a right of first refusal in the event that Nippon desires to transfer its interest in New CF&I to a nonaffiliate. During 1995, the Company sold a 3% equity interest in New CF&I to the Nissho Iwai Group under substantially the same terms and conditions of the Nippon transaction. The Company believes that it is not probable that the conditions that would permit a subsidiary stock redemption will occur.

17.   UNUSUAL AND NONRECURRING ITEMS

SETTLEMENT OF LITIGATION

      Operating income for 2001 and 1999 includes a $3.4 million and $7.0 million, respectively, from a settlement of outstanding litigated claims with certain graphite electrode suppliers.

PROCEEDS FROM INSURANCE COMPANY

     Other income for 2001 includes $2.3 million received from the Company's life insurance provider due to its de-mutualization capital structure change into a public company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III


ITEMS 10. AND 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                   AND EXECUTIVE COMPENSATION

      In addition to the information under the caption "Executive Officers of the Registrant" in "Part I, Item 4" of this Report, the information required by these Items is incorporated herein by reference from the material under the headings "Nomination and Election of Class B Directors," "Directors' Compensation, Meetings and Standing Committees," "Executive Compensation," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values," "Defined Benefit Retirement Plans," "Employment Contracts and Termination of Employment and Change in Control Arrangements," "Board Compensation, Personnel and Succession Planning Committee Report on Executive Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.

      The Registrant's Board of Directors appointed Mr. William Swindells as Chairman of the Board on December 13, 2001. Mr. Swindells succeeds Mr. Thomas
B. Boklund, who held the position of Chairman since 1992.

      The Registrant's Board of Directors appointed Mr. Frank M. Walker to its Board of Directors on January 24, 2002.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference from the material under the caption "Principal Stockholders" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference from the material under the captions "Nomination and Election of Class B Directors," "Executive Compensation," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values," and "Employment Contracts and Termination of Employment and Change in Control Arrangements" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
         ON FORM 8-K
                                                                            PAGE
                                                                            ----

(a)                FINANCIAL STATEMENTS:
           (i)     Report of Independent Accountants - 2001, 2000 and 1999 .. 25
           (ii)    Consolidated Financial Statements:
                       Balance Sheets at December 31, 2001, 2000 and 1999.... 26
                       Statements of Income for each of the three years
                         in the period ended December 31, 2001................27
                       Statements of Changes in Stockholders' Equity
                         for each of the three years in the period ended
                         December 31, 2001................................... 28
                       Statements of Cash Flows for each of three years
                         in the period ended December 31, 2001................29
                       Notes to Consolidated Financial Statements.............30
           (iii)       Financial Statement Schedule for each of the three
                       years in the period ended December 31, 2001:
                       Schedule II - Valuation and Qualifying Accounts........50
           (iv)    Exhibits:  Reference is made to the list on
                       pages 51 and 52 of the exhibits filed with this report.

(b)                REPORTS ON FORM 8-K:
                   No reports on Form 8-K were required to be filed by the Registrant during the quarter ended December 31, 2001.






                                                  OREGON STEEL MILLS, INC.
                                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               FOR THE YEARS ENDED DECEMBER 31
                                                       (IN THOUSANDS)

COLUMN A                                         COLUMN B               COLUMN C                  COLUMN D        COLUMN E
--------                                         --------        ----------------------------     --------        --------
                                                                 ADDITIONS
                                                 BALANCE AT      CHARGED TO       CHARGED                        BALANCE AT
                                                 BEGINNING       COSTS AND        TO OTHER                         END OF
CLASSIFICATION                                   OF PERIOD        EXPENSES        ACCOUNTS       DEDUCTIONS        PERIOD
--------------                                   ----------      ----------      ---------     -------------     -----------
   2001
   ----
Allowance for doubtful accounts                      $1,528         $3,127             $ -       $   (356)            $4,299

Valuation allowance for impairment
   of non-current deferred income tax assets          3,105            319               -              -              3,424


   2000
   ----
Allowance for doubtful accounts                      $1,994          $ 441             $ -       $   (907)            $1,528

Valuation allowance for impairment
  of non-current deferred income  tax assets          3,282              -               -           (177)             3,105


   1999
   ----
Allowance for doubtful accounts                      $1,148        $ 1,007             $ -       $   (161)            $1,994

Valuation allowance for impairment
  of non-current deferred income tax assets           3,105            177               -              -              3,282


LIST OF EXHIBITS*

   2.0 Asset Purchase Agreement dated as of January 2, 1992, by and between Camrose Pipe Company (a partnership) and Stelco Inc. (Filed as exhibit 2.0 to Form 8-K dated June 30, 1992 and incorporated by reference herein.)
   2.1 Asset Purchase Agreement dated as of March 3, 1993, among CF&I Steel Corporation, Denver Metals Company, Albuquerque Metals Company, CF&I Fabricators of Colorado, Inc., CF&I Fabricators of Utah, Inc., Pueblo Railroad Service Company, Pueblo Metals Company, Colorado & Utah Land Company, the Colorado and
                 Wyoming Railway Company, William J. Westmark as trustee for the estate of The Colorado and Wyoming Railway Company, CF&I Steel, L.P., New CF&I, Inc. and Oregon Steel Mills, Inc.
                 (Filed as exhibit 2.1 to Form 8-K dated March 3, 1993, and incorporated by reference herein.)
   3.1 Restated Certificate of Incorporation of the Company, as amended. (Filed as exhibit 3.2 to Form 10-K dated
                 December 31, 1999, and incorporated by reference herein.)
   3.2           Bylaws of the Company as amended.
   4.1 Specimen Common Stock Certificate. (Filed as exhibit 4.1 to Form S-1 Registration Statement 33-38379 and incorporated by reference herein.)
   4.2 Indenture dated as of June 1, 1996 among Oregon Steel Mills, Inc., as Issuer, Chemical Bank (now JP Morgan Bank), as Trustee, and New CF&I, Inc. and CF&I Steel, LP, as Guarantors, with respect to 11% First Mortgage Notes due 2003.
                 (Filed as exhibit 4.1 to Form 10-Q dated June 30, 1996, and incorporated by reference herein.)
   4.3 Form of Deed of Trust, Assignment of Rents and Leases and Security Agreement. (Filed as exhibit 4.2 to Amendment #1 to Form S-3 Registration Statement 333-02355 and incorporated by reference herein.)
   4.4 Form of Security Agreement. (Filed as exhibit 4.3 to Amendment #1 to Form S-3 Registration Statement 333-02355 and incorporated by reference herein.)
   4.5 Form of Intercreditor Agreement. (Filed as exhibit 4.4 to Amendment #1 to Form S-3 Registration Statement 333-02355 and incorporated by reference herein.)
   4.6 Rights Agreement between Oregon Steel Mills, Inc. and ChaseMellon Shareholder Services, LLC (now Mellon Investor Services, LLC), as Rights Agent. (Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A (SEC Reg.
                 No. 1-9987) and incorporated by reference herein.)
  10.1** Form of Indemnification Agreement between the Company and its directors. (Filed as exhibit 10.6 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)
  10.2** Form of Indemnification Agreement between the Company and its executive officers. (Filed as exhibit 10.7 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)
  10.3 Agreement for Electric Power Service between registrant and Portland General Electric Company. (Filed as exhibit 10.20 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)
  10.4** Form of Key Employee Contract between the Company and its executive officers. (Filed as exhibit 10.2 to Form 10-Q dated September 30, 2000, and incorporated by reference herein.)
  10.5** Form of Notice of Stock Option Grant between the Company and its executive officers. (Filed as exhibit 10.3 to Form 10-Q dated September 30, 2000, and incorporated by reference herein.)
  10.6*** Credit Agreement dated as of December 1, 2000 among Oregon Steel Mills, Inc. as the Borrower, New CF&I, Inc. and CF&I Steel, L.P. as Guarantors, and various financial institutions, as Lenders, and the Agent for the Lenders. Portions of this exhibit have been omitted pursuant to a confidential treatment request. (Filed as exhibit 10.7 to Form 10-K dated
                 December 31, 2000 and incorporated by reference herein.)

  10.7 Amendment No. 1 to Credit Agreement dated as of June 30, 2001 among Oregon Steel Mills, Inc. as borrower, New CF&I, Inc. and CF&I Steel, L.P, as Guarantors, various financial institutions as Lenders, and the Agent for the lenders. (Filed as exhibit 10.1 to Form 10-Q/A Amendment-2 dated June 30, 2001 and incorporated by reference herein.)
  10.8 Amendment No 2. to Credit Agreement dated as of November 29, 2001 among Oregon Steel Mills, Inc. as borrower, New CF&I, Inc. and CF&I Steel, L.P, as Guarantors, various financial institutions as Lenders, and the Agent for the lenders.
  10.9           Summary of Rights to Purchase Participating Preferred Stock.
                 (Filed as exhibit 2 to the Company's Registration Statement on Form 8-A (SEC Reg. No. 1-9987) and incorporated by reference herein.)
  10.10 Form of Rights Certificate and Election to Purchase. (Filed as exhibit 3 to the Company's Registration Statement on Form 8-A (SEC Reg. No. 1-9987) and incorporated by reference herein.)
  10.11** Annual Incentive Plan for certain of the Company's management employees.
  10.12**        2000 Non-Qualified Stock Option Plan .
                 (Filed as exhibit 99.1 to the Company's  Registration
                 Statement on Form S-8 (see Reg. No. 333-68732)and incorporated by reference herein.)
  21.0           Subsidiaries of registrant.
  23.0           Consent of Independent Accountants - PricewaterhouseCoopers
                 LLP.
  99.0 Partnership Agreement dated as of January 2, 1992, by and between Camrose Pipe Corporation and Stelcam Holding,
                 Inc. (Filed as exhibit 28.0 to Form 8-K dated June 30, 1992, and incorporated by reference herein.)

----------------------

* The Company will furnish to stockholders a copy of the exhibit upon payment of $.35 per page to cover the expense of furnishing such copies. Requests should be directed to Vicki A. Tagliafico, Vice President, Corporate Affairs, Oregon Steel Mills, Inc., PO Box 5368, Portland, Oregon 97228.

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

                                                OREGON STEEL MILLS, INC.
                                                (Registrant)

                                                By    /s/ Joe E. Corvin
                                                ---------------------------
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oregon Steel Mills, Inc. and in the capacities and on the dates indicated.

      SIGNATURE                        TITLE                        DATE
      ---------                        -----                        ----


  /s/ Joe E. Corvin           President, Chief Executive         March 20, 2002
--------------------------
    (Joe E. Corvin)           Officer and Director
                              (Principal Executive Officer)

/s/ L. Ray Adams              Vice President Finance,            March 20, 2002
--------------------------
    (L. Ray Adams)            Chief Financial Officer, and
                              Treasurer
                              (Principal Financial Officer)


 /s/ Jeff S. Stewart          Corporate Controller               March 20, 2002
--------------------------
    (Jeff S. Stewart)         (Principal Accounting Officer)


/s/ William Swindells         Chairman of the Board              March 20, 2002
--------------------------
    (William Swindells)       and Director


/s/  James E. Declusin        Director                           March 20, 2002
--------------------------
    (James E. Declusin)


/s/ Harry L. Demorest         Director                           March 20, 2002
--------------------------
    (Harry L. Demorest)


/s/ David L. Parkinson        Director                           March 20, 2002
--------------------------
    (David L. Parkinson)


  /s/ Stephen P. Reynolds     Director                           March 20, 2002
  ------------------------
    (Stephen P. Reynolds)


/s/ John A. Sproul            Director                           March 20, 2002
--------------------------
    (John A. Sproul)


/s/ Frank M. Walker           Director                            March 20, 2002
--------------------------
    (Frank M. Walker)