Form 10-K/A
period 2001-12-31
OREGON STEEL MILLS INC
filed 2002-05-09
CIK 830260

..                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K/A
                                (Amendment No. 1)

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

                            OREGON STEEL MILLS, INC.
                                TABLE OF CONTENTS


   Attached are the following exhibits:

10.11**  Annual Incentive Plan

21.0     Subsidiaries of Registrant

23.0     Consent of Independent Accountants

**Management contract or compensatory plan.




                        SIGNATURES REQUIRED FOR FORM 10-K/A

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oregon Steel Mills, Inc. has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                OREGON STEEL MILLS, INC.
                                                (Registrant)

                                                By    /s/ L. Ray Adams
                                                ---------------------------
                                                Vice President - Finance,
                                                Chief Financial Officer,
                                                and Treasurer
                                                (Principal Financial Officer)