Form 10-Q
period 2002-03-31
OREGON STEEL MILLS INC
filed 2002-05-14
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2002
                               ------------------------------------------------

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

                                               Yes  X       No
                                                  -----       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




         Common Stock, $.01 Par Value                     25,789,104
         ----------------------------           -------------------------------
                     Class                      Number of Shares Outstanding
                                                  (as of April 19, 2002)

                            OREGON STEEL MILLS, INC.
                                      INDEX



                                                                           Page
                                                                           ----
PART I.    FINANCIAL  INFORMATION

           Item 1.   Financial Statements

                     Consolidated Balance Sheets
                        March 31, 2002 (unaudited) and December 31, 2001...... 2

                     Consolidated Statements of Income (unaudited)
                        Three months ended March 31, 2002 and 2001............ 3

                     Consolidated Statements of Cash Flows (unaudited)
                        Three months ended March 31, 2002 and 2001............ 4

                     Notes to Consolidated Financial Statements
                       (unaudited) ...................................... 5 - 13

           Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations..............14 - 18

           Item 3.   Quantitative and Qualitative Disclosures about
                        Market Risk.......................................... 18


PART II.   OTHER INFORMATION

           Item 1.   Legal Proceedings ...................................... 19

           Item 4.   Submission of Matters to a Vote of the
                        Security Holders..................................... 19

           Item 6.   Exhibits and Reports on Form 8-K.........................19



                            OREGON STEEL MILLS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                            MARCH 31,            DECEMBER 31,
                                                                              2002                 2001
                                                                           -----------          -------------
                                                                           (UNAUDITED)

                                                     ASSETS
Current assets:
     Cash and cash equivalents                                             $   2,262            $  12,278
     Trade accounts receivable, less allowance
        for doubtful accounts                                                 95,101               89,132
     Inventories                                                             137,010              132,402
     Deferred tax asset                                                       17,998               17,998
     Other                                                                     4,164                7,259
                                                                           ---------            ---------
            Total current assets                                             256,535              259,069
                                                                           ---------            ---------

Property, plant and equipment:
     Land and improvements                                                    30,147               30,177
     Buildings                                                                52,356               52,463
     Machinery and equipment                                                 788,902              787,156
     Construction in progress                                                 10,651                9,644
                                                                           ---------            ---------
                                                                             882,056              879,440
     Accumulated depreciation                                               (338,684)            (328,386)
                                                                           ---------            ---------
             Net property, plant and equipment                               543,372              551,054
                                                                           ---------            ---------

     Goodwill                                                                    520               32,384
     Intangibles, net                                                          1,197                1,381
     Other assets                                                             22,849               25,688
                                                                           ---------            ---------
                                                                           $ 824,473            $ 869,576
                                                                           =========            =========


                                                 LIABILITIES
Current liabilities:
     Current portion of long-term debt                                     $  14,536            $   9,464
     Short-term debt                                                          48,347               61,638
     Accounts payable                                                         70,960               81,270
     Accrued expenses                                                         65,447               53,235
                                                                           ---------            ---------
          Total current liabilities                                          199,290              205,607

Long-term debt                                                               228,354              233,542
Deferred employee benefits                                                    22,378               24,077
Environmental liability                                                       31,294               31,350
Deferred income taxes                                                         17,901               29,102
                                                                           ---------            ---------
          Total liabilities                                                  499,217              523,678
                                                                           ---------            ---------
Minority interests                                                            24,812               27,312
                                                                           ---------            ---------
Contingencies (Note 7)
                                                STOCKHOLDERS'
                                                   EQUITY
Common stock, par value $.01 per share                                           258                  258
Additional paid-in capital                                                   227,622              227,618
Retained earnings                                                             87,130              105,218
                                                                           ---------            ---------
                                                                             315,010              333,094
                                                                           ---------            ---------
Accumulated other comprehensive income:
       Cumulative foreign currency translation adjustment                     (9,061)              (9,003)
       Minimum pension liability                                              (5,505)              (5,505)
                                                                           ---------            ---------
              Total stockholders' equity                                     300,444              318,586
                                                                           ---------            ---------
                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 824,473            $ 869,576
                                                                           =========            =========

                The accompanying notes are an integral part of the consolidated financial statements.




                                              OREGON STEEL MILLS, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                       (In thousands except per share amounts)
                                                     (Unaudited)


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                 2002              2001
                                                                              ---------          ---------
   SALES:
        Product Sales                                                        $ 187,901           $164,952
        Freight                                                                 11,167             12,605
        Electricity Sales                                                            -              2,096
                                                                             ---------           --------
                                                                               199,068            179,653
   COSTS AND EXPENSES:
        Cost of sales                                                          177,369            172,184
        Selling, general and administrative
           expenses                                                             14,584             13,838
        Loss (gain) on sale of assets                                             (958)                27
                                                                             ---------           --------
                                                                               190,995            186,049
                                                                             ---------           --------
              Operating income (loss)                                            8,073             (6,396)

   OTHER INCOME (EXPENSE):
        Interest expense, net                                                   (8,592)            (8,970)
        Minority interests                                                        (132)              (101)
        Other, net                                                                 446                296
                                                                             ---------           --------
           Loss before income taxes                                               (205)           (15,171)

   INCOME TAX BENEFIT                                                               84              5,611
                                                                             ---------           --------
    Loss before cumulative effect of change in accounting principle          $    (121)          $ (9,560)

        Cumulative effect of change in accounting principle, net of tax,
              net of minority interest                                         (17,967)                 -
                                                                             ---------           --------
                NET LOSS                                                     $ (18,088)          $(9,560)
                                                                             =========           ========

   BASIC AND DILUTED LOSS PER SHARE
             Loss before cumulative effect of change in
                accounting principle                                            $(0.01)            $(0.36)
             Cumulative effect of change in accounting principle                 (0.68)                 -
                                                                                ------             ------
             Net loss per share                                                 $(0.69)            $(0.36)
                                                                                ======             ======
   WEIGHTED AVERAGE COMMON SHARES AND COMMON
        SHARES EQUIVALENTS OUTSTANDING:
              Basic and diluted                                                 26,387             26,375


                The accompanying notes are an integral part of the consolidated financial statements.

                                      -3-



                                              OREGON STEEL MILLS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                              2002              2001
                                                                          ---------         ----------
Cash flows from operating activities:
   Net loss                                                               $ (18,088)        $  (9,560)
   Adjustments to reconcile net loss to net cash provided
        by operating activities:
             Cumulative effect of change in accounting principle             17,967                --
             Depreciation and amortization                                   11,697            11,263
             Deferred income taxes                                             (164)           (5,708)
             Loss (gain) on sale of assets and investments                     (958)               27
             Minority interests' share of income                                132               101
         Changes in current assets and liabilities:
             Trade accounts receivable                                       (5,969)           (3,128)
             Inventories                                                     (4,608)            7,684
             Income taxes                                                        --               206
             Other                                                            4,717             2,694
                                                                          ---------         ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                4,726             3,579
                                                                          ---------         ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                                (4,310)           (2,248)
   Proceeds from disposal of property and equipment                           1,283                --
   Other, net                                                                 2,648             1,940
                                                                          ---------         ---------
     NET CASH USED BY INVESTING ACTIVITIES                                     (379)             (308)
                                                                          ---------         ---------

Cash flows from financing activities:
   Proceeds from bank debt                                                  180,834           160,511
   Payments on bank debt and long-term debt                                (195,260)         (158,936)
   Net payments (repayments) under Canadian bank revolving
      loan facility                                                             116            (1,582)
   Minority portion of subsidiary's distribution                                 --            (1,276)
   Issue common stock                                                             4                --
                                                                          ---------         ---------
     NET CASH USED BY FINANCING ACTIVITIES                                  (14,306)           (1,283)
                                                                          ---------         ---------

Effects of foreign currency exchange rate changes on cash                       (57)           (1,260)
                                                                          ---------         ---------

Net increase (decrease) in cash and cash equivalents                        (10,016)              728
Cash and cash equivalents at beginning of period                             12,278             3,370
                                                                          ---------         ---------
Cash and cash equivalents at end of period                                $   2,262         $   4,098
                                                                          =========         =========

Supplemental disclosures of cash flow information:
     Cash paid for:
     --------------
          Interest                                                        $      --         $      11
          Income taxes                                                    $      97         $      20
     Non-cash financing activities:
     ------------------------------
           Interest applied to loan balance                               $   1,134         $   2,045



                The accompanying notes are an integral part of the consolidated financial statements.


                            OREGON STEEL MILLS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

          The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its subsidiaries ("Company"), which include wholly-owned Camrose Pipe Corporation ("CPC"), which through ownership in another corporation, holds a 60% interest in Camrose Pipe Company ("Camrose"); and 87% owned New CF&I, Inc. ("New CF&I") which owns a
     95.2% interest in CF&I Steel, L.P. ("CF&I"). The Company also directly owns an additional 4.3% interest in CF&I. In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills. All significant intercompany balances and transactions have been eliminated.

          The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 2001 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

          In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," collectively referred to as the "Standards." SFAS No. 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "BUSINESS COMBINATION." The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB 17, "INTANGIBLE ASSETS," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company adopted the provisions of SFAS No. 141 and 142 during its first quarter ended March 31, 2002. See Note 6 for further information.

          On October 3, 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 supercedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "REPORTING RESULTS OF OPERATIONS AND REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 was effective for the Company for the year beginning January 1, 2002. The adoption of this standard did not have a material effect on the Company's financial statements.

          In May 2002, the FASB issued SFAS 145, "RECISSION OF FAS NOS. 4, 44, AND 64, AMENDMENT OF FAS 13, AND TECHNICAL CORRECTIONS." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting principles Board Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

          Certain reclassifications have been made in prior periods to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.


2.   INVENTORIES
     -----------

     Inventories were as follows:
                                               MARCH 31,          DECEMBER 31,
                                               ---------          ------------
                                                 2002                 2001
                                               ---------          ------------
                                                      (In thousands)

     Raw materials                              $ 10,528             $ 11,419
     Semi-finished product                        49,149               51,777
     Finished product                             48,566               41,201
     Stores and operating supplies                28,767               28,005
                                                --------             --------
          Total inventory                       $137,010             $132,402
                                                ========             ========


3.   NET LOSS PER SHARE
     ------------------

     Basic and diluted net loss per share was as follows:

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                      -----------------------------------
                                                                         2002                     2001
                                                                      ---------                ----------
                                                                          (In thousands, except per
                                                                                share amounts)


Weighted average number of common shares outstanding                     25,789                   25,777
Shares of common stock to be issued March 2003                              598                      598
                                                                       --------                 --------
                                                                         26,387                   26,375
                                                                       ========                 ========

Dilutive effect of:
   Employee stock options                                                    --                       --
                                                                       --------                 --------


Weighted average number of common shares outstanding:
    Assuming dilution                                                    26,387                   26,375
                                                                       ========                 ========


Loss before cumulative effect of change in accounting principle        $   (121)                $ (9,560)
Cumulative effect of change in accounting principle, net of tax,
     net of minority interest                                           (17,967)                      --
                                                                       --------                 --------
Net loss                                                               $(18,088)                $ (9,560)
                                                                       ========                 ========

Basic and diluted loss per share:
     Before cumulative effect of change in accounting principle        $  (0.01)                $  (0.36)
     Cumulative effect of change in accounting principle                  (0.68)                      --
                                                                       --------                 --------

                                                                       $  (0.69)                $  (0.36)
                                                                       ========                 ========



      Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options for the period they were outstanding. For the first quarter of 2002 and 2001, approximately 227,229 shares and 45,326 shares, respectively, were excluded from the diluted earnings per share calculation, as to include them would have been antidilutive.

4.  COMPREHENSIVE LOSS
    ------------------

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       2002              2001
                                                    ----------        ---------
                                                           (In thousands)

    Net loss                                         $(18,088)        $ (9,560)
    Foreign currency translation adjustment               (57)          (1,260)
                                                     --------         --------
    Comprehensive loss                               $(18,145)        $(10,820)
                                                     ========         ========


5.  DEBT, FINANCING ARRANGEMENTS, AND LIQUIDITY

    Debt balances were as follows:


                                                    MARCH 31,       DECEMBER 31,
                                                      2002              2001
                                                    ---------       ------------
                                                         (In thousands)

    11% First Mortgage Notes  ("Notes")             $228,250          $228,250
    Revolving credit facility                         48,347            61,638
    CF&I acquisition term loan                        14,536            14,536
    Camrose revolving bank loan                          104               220
                                                    --------          --------
                                                     291,237           304,644
    Less current portion of long-term debt            62,883            71,102
                                                    --------          --------
         Non-current portion of long-term debt      $228,354          $233,542
                                                    ========          ========

      The Company has outstanding $228.3 million principal amount of First Mortgage Notes ("Notes"), due 2003. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, there was no amount available for cash dividends at March 31, 2002.

      The Company maintains a $85 million revolving credit facility ("Credit Agreement"), which expires on September 30, 2002. As of March 31, 2002, approximately $30.0 million was available for use. The revolving credit facility will decrease to $75 million on April 1, 2002. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") coverage ratio, maximum annual capital expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than provided by the Credit Agreement. The Company cannot pay cash dividends without prior approval from the lenders. The Company was in compliance with such covenants at March 31, 2002.

      CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets, principally the Pueblo, Colorado steelmaking and finishing facilities, from CF&I Steel Corporation. This debt is unsecured and is payable over ten years, bearing interest at 9.5%. As of March 31, 2002, the outstanding balance on the debt was $14.5 million, all of which was classified as short-term.

      Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes by Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2003. At March 31, 2002, the outstanding balance under the credit facility was $104,000.

      As of March 31, 2002, principal payments on debt are due as follows (in thousands):

                2002                                   $ 62,883
                2003                                    228,354
                                                       --------
                                                       $291,237
                                                       ========

      The Company is able to draw up to $15 million of the borrowings available under the Credit Agreement to support issuance of letters of credit and similar contracts. At March 31, 2002, $6.7 million was restricted under outstanding letters of credit.

      Despite the unfavorable operating results for the first quarter of 2002, the Company has been able to satisfy its needs for working capital and capital expenditures, due in part on its ability to secure adequate financing arrangements. The Company expects that operations will continue, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from funds generated from operations. The Credit Agreement expires on September 30, 2002. Although the Company believes it will be able to replace the Credit Agreement on satisfactory terms, a replacement credit agreement is subject to negotiation and the execution of definitive documentation. If the Company is unable to replace the Credit Agreement, at least in part, or if funds generated from operations and available borrowings are not sufficient to meet the Company's needs for working capital and capital expenditures, or if the Company's cash needs are greater than anticipated, the Company will be required to seek alternative financing. These alternative sources of financing may not be available if required or, if available, may not be on terms satisfactory to the Company. If the Company is unable to obtain alternative financing on satisfactory terms, it could have a material adverse effect on the Company's business.

6.    GOODWILL AND INTANGIBLE ASSETS

      Effective January 1, 2002, the Company adopted SFAS No.142, "GOODWILL AND OTHER INTANGIBLE ASSETS." As part of this adoption, the Company ceased amortizing all goodwill and assessed goodwill for possible impairment. As an initial step, the Company tested goodwill impairment within its two business units - the Oregon Steel Division and the Rocky Mountain Steel Mills ("RMSM") Division. These two business units qualify as reporting units in that they are one level below the Company's single reportable segment (as defined in SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION"). The aggregation of these reporting units, under SFAS No. 131, is appropriate given that both business units operate in a single reportable segment, the steel industry. Reference should be made to the Company's 2001 Annual Report on Form 10-K for additional disclosure on segment reporting.

      As required under the transitional accounting provisions of SFAS No. 142, the Company completed the steps required to identify and measure goodwill impairment at each reporting unit. The reporting units were measured for impairment by comparing implied fair value of the reporting units' goodwill with the carrying amount of the goodwill. As a result, the entire goodwill at the RMSM Division was written off in the amount of $31.9 million, and a net charge of $18.0 million (after tax and minority interest) was recognized as a cumulative effect of a change in accounting principle. Historical earnings and applying an earnings multiple impacted the identification and impairment recognized at the reporting units. The implementation of SFAS No. 142 required the use of judgements, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS No. 142, the Company had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment.

      Additionally, pursuant to SFAS No. 142, the Company completed its reassessment of finite intangible asset lives, which consists of proprietary technology at the RMSM Division. Based on this reassessment, no adjustment was needed on the proprietary technology. The Company does not have any other acquired intangible assets, whether finite or indefinite-lived assets.

GOODWILL
--------

      The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:


                                                                RMSM          OREGON STEEL
                                                              DIVISION         DIVISION             TOTAL
                                                              ---------       ------------        --------

BALANCE AS OF JANUARY 1, 2002                                 $ 31,863            $520            $ 32,383

                                                              --------            ----            --------
Goodwill written off related to adoption of FAS 142            (31,863)              -            $(31,863)
                                                              --------            ----            --------

BALANCE AS OF MARCH 31, 2002                                  $      -            $520            $    520
                                                              ========            ====            ========


ACQUIRED INTANGIBLE ASSETS

                                                       AS OF MARCH 31, 2002
                                              ---------------------------------
                                              GROSS CARRYING       ACCUMULATED
                                                  AMOUNT           AMORTIZATION
                                              ---------------    --------------
                                                         (IN THOUSANDS)

    AMORTIZED INTANGIBLE ASSETS: (1)
    ----------------------------
         Proprietary technology                   $1,892            $ (695)

    AGGREGATE AMORTIZATION EXPENSE:
         For the quarter ended 3/31/02              $ 30


    ESTIMATED AMORTIZATION EXPENSE:
    For the year ended 12/31/02                     $120
    For the year ended 12/31/03                     $120
    For the year ended 12/31/04                     $120
    For the year ended 12/31/05                     $120
    For the year ended 12/31/06                     $120

(1) Weighted average amortization period is 16 years.

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                                2002                    2001
                                            -----------              ----------


    Goodwill amortization                     $       -              $  (259)
                                              ---------              -------


    Net Loss                                    (18,088)              (9,560)
    Add back:  Goodwill amortization,
       net of tax                                     -                  168
                                              ---------              -------

    Adjusted net loss                         $(18,088)              $(9,392)

    Basic loss per share                      $  (0.69)              $ (0.36)

    Add back:  Goodwill amortization          $      -               $     -
    Adjusted basic loss per share             $  (0.69)              $ (0.36)


    Diluted loss per share                    $  (0.69)              $ (0.36)

    Add back:  Goodwill amortization          $      -               $     -

    Adjusted diluted loss per share           $  (0.69)              $ (0.36)

7.   CONTINGENCIES

     Environmental Matters
     ---------------------

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

OSM DIVISION

         In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality ("DEQ") committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Portland Mill may have affected sediment quality in the Willamette River. Based on preliminary findings, the DEQ has requested the Company to begin a full remedial investigation ("RI"), including areas of investigation throughout the Portland Mill, and implement source control as required. The Company estimates that costs of the RI study could range from $732,000 to $1,872,000 over the next two years. Based on a best estimate, the Company has accrued a liability of $1,159,000 as of March 31, 2002. The Company has also recorded a $1,159,000 receivable for insurance proceeds that are expected to cover these RI costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI costs as incurred. Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company's results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs. The Company is unable at this time to determine if the likelihood of an unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.

        In a related manner, in December 2000 the Company received a general notice letter from the U.S. Environmental Protection Agency ("EPA"), identifying it, along with 68 other entities, as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to contamination in a portion of the Willamette River that has been designated as the "Portland Harbor Superfund Site." The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability. At this time, nine private and public entities have signed an Administrative Order on Consent ("AOC") to perform a remedial investigation/feasibility study ("RI/FS") of the Portland Harbor Superfund Site under EPA oversight. The RI/FS is expected to take three to five years to complete. The Company is a member of the Lower Willamette Group, which is funding that investigation, and will become a signatory to the AOC. The Company's budgeted assessment for costs associated with the RI/FS for 2002 is approximately $200,000. As a best estimate of costs associated for the entire RI/FS, the Company has accrued $720,000 as of March 31, 2002. The Company has also recorded a $720,000 receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred. Although the EPA has not yet defined the boundaries of the Portland Harbor Superfund Site, the AOC requires the RI/FS to focus on an "initial study area" that does not now include the portion of the Willamette River adjacent to the Portland Mill. The study area, however, may be expanded. At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by the PRPs. A determination that the Company is a PRP could cause the Company to incur costs associated with remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company's results of operations. The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA.

         On April 18, 2001, the United Steelworkers of America (the "Union"), along with two other groups, filed suit against the Company under the citizen suit provisions of the CAA in U.S. District Court in Portland, Oregon. The suit alleges that the Company has violated various air emission limits and conditions of its operating permits at the Portland Mill approximately 100 times since 1995. The suit seeks injunctive relief and unspecified civil penalties. The Company filed a response to the suit on July 24, 2001, disputing many of the suit's allegations, and trial is expected to be scheduled for late

2002 or early 2003. The Company believes it has factual and legal defenses to the allegations and intends to defend the matter vigorously. Although the Company believes it will prevail, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

         The Company has received a letter from a private party asserting that it may be a potentially responsible party under CERCLA for a site allegedly contaminated in part from a commodity by-product that was sent by the Company to a prior site owner. The Company denies any liability because the material was not a waste, but rather was a useful product exempt from liability under CERCLA. In addition, the Company understands that its by-product material was a very small fraction of the total amount of material processed at the site. The Company does not have any information on the nature of the contamination, the estimated costs of remediation or how either relates to the material supplied by the Company and consequently is unable to assess the likelihood or amount of any potential liability.

RMSM DIVISION

         In connection with the acquisition of the Pueblo Mill, CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At March 31, 2002, the accrued liability was $30.5 million, of which $27.4 million was classified as non-current on the consolidated balance sheet.

         The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the first quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which has been approved by the presiding judge. The settlement provides for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I will also be required to make certain capital improvements expected to cost approximately $20 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The settlement provides that the two existing furnaces will be permanently shut down 18 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. It is expected the PSD air permit will be issued on or before September 30, 2002.

         In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I is prepared, however, to voluntarily exceed the NSPS AA requirements at issue by converting to a new single furnace that will meet NSPS AAa standards, which are stricter than NSPS AA standards. Based on negotiations with the EPA, the Company believes it will reach a resolution that will allow for a compliance schedule to accommodate the conversion to the new single furnace. The Company expects that, to resolve the EPA matter, it will be required to commit to the conversion to the new furnace (to be completed approximately two years after permit approval and expect to cost, with all related emission control improvements, approximately $20.0 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I has accrued $3.0 million as of March 31, 2002 for possible fines and non-capital related expenditures.

         In December 2001, the State of Colorado issued a Title V air discharge permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and is part of the negotiations with the EPA. This modification gives CF&I adequate time to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, the Company believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

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

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of March 31, 2002, approximately 696 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At March 31, 2002, approximately 234 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs as positions became open. As noted above, there were approximately 234 unreinstated strikers as of March 31, 2002. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded on February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. The Company does not believe that final judicial action on the strike issues is likely for at least two to three years.

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

         The Transportation-Communications International Union, Brotherhood Railway Carmen Division, representing six of those former C&W employees, asserted that their members were protected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and that PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. As of March 31, 2002, two of the six former employees have accepted a settlement from C&W. The remaining four do not agree with the award amount from the court. The Company does not believe an adverse determination against C&W would have a material adverse effect on the Company's results of operations.

                            OREGON STEEL MILLS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following information contains forward-looking statements, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements made in this report that are not statements of historical fact are forward-looking statements. Forward-looking statements made in this report can be identified by forward-looking words such as, but not limited to, "expect," "anticipate," "believe," "intend," "plan," "seek," "estimate," "continue," "may," "will," "would," "could," and similar expressions. These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. These risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; the supply of imported steel and subsidies provided by foreign governments to support steel companies domiciled in their countries; changes in U.S. or foreign trade policies affecting steel imports or exports; potential equipment malfunction; work stoppages; plant construction and repair delays; reduction in electricity supplies and the related increased costs and possible interruptions of supply; changes in the availability and costs of raw materials and supplies used by the Company; costs of environmental compliance and the impact of governmental regulations; risks related to the outcome of the pending union dispute, and failure of the Company to predict the impact of lost revenues associated with interruption of the Company's, its customers' or suppliers' operations.

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

      The Company expects to ship approximately 1.9 million tons of product during 2002. The Oregon Steel Division anticipates that it will ship more than 530,000 tons of welded pipe and approximately 480,000 tons of plate and coil products during 2002. The increase in anticipated welded pipe shipments in 2002 over 2001 is due primarily to the Kern River Expansion Project, which will require production of more than 370,000 tons. The Company expects that this order will be completed and shipped by the end of 2002. The RMSM Division anticipates that it will ship approximately 350,000 tons of rail, approximately 440,000 tons of rod and bar and approximately 56,000 tons of other products. Accordingly, the Company believes it is well positioned for an upturn in the steel cycle and expects revenue and cash flow growth in 2002.

Results of Operations
---------------------

The following table sets forth by division tonnage sold, sales and average selling price per ton:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2002             2001
                                                    ----------        ----------
Total tonnage sold:
     Oregon Steel Division:
          Plate and coil                               116,200          150,300
          Welded pipe                                  101,200           57,200
                                                      --------         --------
               Total Oregon Steel Division             217,400          207,500
                                                      --------         --------
     RMSM Division:
          Rail                                          98,700           55,100
          Rod and bar                                  110,900          106,100
          Seamless pipe (1)                              2,300           29,200
          Semi-finished                                    100            2,700
                                                      --------         --------
               Total RMSM Division                     212,000          193,100
                                                      --------         --------
     Total Company                                     429,400          400,600
                                                      ========         ========

Product sales (in thousands): (2)
     Oregon Steel Division                            $110,021         $ 94,374
     RMSM Division                                      77,880           70,578
                                                      --------         --------
               Total Company                          $187,901         $164,952
                                                      ========         ========

Average selling price per ton: (2)
     Oregon Steel Division                            $    506         $    455
     RMSM Division                                    $    367         $    366
               Company Average                        $    438         $    412

(1) The Company suspended operation of the seamless pipe mill in November of 2001, operations of the mill resumed in April 2002.

(2) Product sales and average selling price per ton exclude freight revenues in the three months ended March 31, 2002 and 2001, and the sale of electricity in the three months ended March 31, 2001.

      SALES. Consolidated sales for the first quarter of 2002 of $199.1 million increased $19.4 million, or 10.8%, from sales of $179.7 million in the first quarter of 2001. Included in the first quarter 2002 sales is $11.2 million in freight revenue, compared to $12.6 million in the first quarter of 2001. The Company did not have any sales of electricity in the first quarter of 2002, compared to $2.1 million in the first quarter of 2001. Shipments were up 7.2% at 429,400 tons with an average selling price of $438 per ton for the first quarter of 2002 compared to 400,600 tons with an average selling price of $412 per ton for the first quarter of 2001. The increase in average selling prices was due primarily by the shift of product mix to welded pipe and rail products. Freight revenue decreased from the first quarter of 2001 in response to product mix and customer preference on shipping.

      OREGON STEEL DIVISION. The Division's product sales for the first quarter of 2002 of $110.0 million increased 16.5% from sales of $94.4 million in the first quarter of 2001. The Division shipped 217,400 tons of plate, coil and welded pipe products at an average selling price of $506 per ton for the first quarter of 2002, compared to 207,500 tons of product at an average selling price of $455 per ton for the first quarter of 2001. The increase in both product sales and average selling prices were in large part due to a greater mix of higher priced welded pipe products attributable to the increased pipe orders at the Napa Pipe Mill. The Company anticipates that the sale of welded pipe will continue to account for a substantial portion of the Division's product sales throughout 2002.

      RMSM DIVISION. The Division's product sales for the first quarter of 2002 of $77.9 million increased 10.3% from sales of $70.6 million in the first quarter of 2001. The Company shipped 212,000 tons of rail, rod and bar, seamless pipe and semi-finished products at an average selling price of $367 per ton for the first quarter of 2002, compared to 193,100 tons of product at an average selling price of $366 per ton for the same quarter of 2001. The increase in shipments is a result of an increase in rail and rod and bar product shipments, partially offset by a decrease in seamless pipe and semi-finished shipments. The relatively consistent average selling price is a result of the shift in product mix from seamless pipe to the Company's rail and rod and bar products. Seamless pipe products have the highest average selling prices of the Company's products; however, increased average selling prices for rail and rod and bar products, as compared to the same quarter in 2001, offset any decrease in average selling price due to reduced seamless pipe sales.

      GROSS PROFITS. Gross profit was $21.7 million, or 10.9%, for the first quarter of 2002 compared to $7.5 million, or 4.2%, for the same quarter in 2001. The increase of $14.2 million in gross profit was primarily related to the increased sales of high-priced welded pipe and rail, as well as improved pricing on rod and bar products, and offset in part by a decrease in electricity sales.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") of $14.6 million for the first quarter of 2002 increased by 5.8%, from $13.8 million for the first quarter of 2001. The increase from the first quarter of 2001 was primarily due to increased accruals for incentive pay programs associated with higher profitability in the first quarter of 2002, versus the first quarter of 2001. SG&A expenses decreased as a percentage of total sales to 7.3% in the first quarter of 2002 from 7.7% in the first quarter of 2001.

      INTEREST EXPENSE. Total interest expense decreased $0.4 million, or 4.4%, to $8.6 million in the first quarter of 2002, compared to $9.0 million in the same period of 2001. The decrease was due to lower average borrowing levels from the Company's credit facility in the first quarter of 2002.

      INCOME TAX EXPENSE. The effective income tax benefit rate was 41.0% and 37.0% for the first quarter of 2002 and 2001, respectively. The effective income tax rate for the first quarter of 2002 varied principally from the combined state and federal statutory rate due to an increase in the valuation allowance for state tax credit carry-forwards and non-deductible fines and penalties.

Liquidity and Capital Resources
-------------------------------

      At March 31, 2002, the Company's liquidity, comprised of cash, cash equivalents, and funds available under its revolving credit agreement ("Credit Agreement"), totaled approximately $32.2 million, compared to $46.3 million at December 31, 2001.

      Cash flow provided by operations for the first quarter of 2002 was $4.7 million compared to $3.6 million for the first quarter of 2001. The items primarily affecting the $1.1 million increase in cash flow include a non-cash provision for deferred income taxes ($5.5 million), a greater increase in net receivables in the first quarter of 2002 ($6.0 million versus $3.1 million), an increase in inventories in the first quarter of 2002 of $4.6 million versus a decrease in the first quarter of 2001 of $7.7 million, and a loss before the cumulative effect of change in accounting principle of $121,000 in the first quarter of 2002, versus a net loss of $9.6 million in the first quarter of 2001. A non-cash transaction during the first quarter of 2002 relating to the write-off of $31.9 million worth of goodwill resulted in a cumulative effect of change in accounting principle of $18.0 million (net of a $11.3 million tax effect and a $2.6 million minority interest impact).

      Net working capital at March 31, 2002 increased $3.8 million compared to December 31, 2001, reflecting a $2.5 million decrease in current assets and $6.3 million decrease in current liabilities. The decrease in current assets was primarily due to decreased cash and other current assets ($10.0 million and $3.1 million, respectively). An offset to the decrease in current assets was a $6.0 million increase in net accounts receivable due to higher sales of welded pipe toward the end of the quarter. The accounts receivable for the first quarter of 2002, as measured in average daily sales outstanding, decreased to 39 days, as compared to 49 days for the corresponding period in 2001. This decrease is attributed to a faster turnover of welded pipe receivables from customers paying earlier in order to utilize cash discounts, and an increased effort on collections of receivables. The decrease in current liabilities was due to decreases in short-term debt and accounts payables ($13.3 million and $10.3 million, respectively). An offset to the decrease in current liability was a $12.2 million increase in accrued expenses, primarily relating to $7.3 million of accrued interest on the Company's First Mortgage Notes ("Notes") due 2003. Accrued interest on the Notes is paid semi-annually, with the next payment in June 2002.

      The Company has outstanding $228.3 million principal amount of Notes, which bear interest at 11%. The two subsidiaries of the Company, New CF&I, Inc., and CF&I, L.P. (the "Guarantors") guarantee the Notes. The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company (exclusive of Camrose) and the Guarantors. The collateral does not include, among other things, accounts receivable and inventory. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, there was no amount available for cash dividends at March 31, 2002.

      The Company maintains the Credit Agreement, which expires on September 30, 2002. The Guarantors guarantee the Credit Agreement. At March 31, 2002, the amount available was the lesser of $85 million (which decreases to $75 million on April 1, 2002) or the sum of the product of the Company's eligible domestic accounts receivable and inventory balances and specified advance rates. The Credit Agreement and guarantees are secured by these assets in addition to a shared security interest in certain equity and intercompany interests of the Company. Interest on the Credit Agreement is based on the prime rate plus a margin of 1.75%. As of March 31, 2002, the average interest rate for the Credit Agreement was 6.5%. The unused line fees are 0.38%. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth, minimum earnings before interest, taxes, depreciation and amortization coverage ratio, maximum annual capital expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than provided by the Credit Agreement. The Company cannot pay cash dividends without prior approval from the lenders. At March 31, 2002, the outstanding balance on the Credit Agreement was approximately $48.3 million and approximately $30.0 million was available under the Credit Agreement at that time.

      The Company is able to draw up to $15 million of the borrowings available under the Credit Agreement to support issuance of letters of credit and similar contracts. At March 31, 2002, $6.7 million was restricted under outstanding letters of credit.

      CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets, principally the Pueblo, Colorado steelmaking and finishing facilities, from CF&I Steel Corporation. This debt is unsecured and is payable over ten years, bearing interest at 9.5%. As of March 31, 2002, the outstanding balance on the debt was $14.5 million, which was classified as short-term.

      Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes by Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2003. At the Company's election, interest is payable based on either the bank's Canadian dollar prime rate, the bank's U.S. dollar prime rate, or LIBOR. As of March 31, 2002, the interest rate of this facility was 3.8%. Annual commitment fees are 0.25% of the unused portion of the credit line. At March 31, 2002, the outstanding balance under the credit facility was $104,000.

      During the first quarter of 2002 the Company expended (exclusive of capital interest) approximately $2.6 million and $1.7 million on capital projects at the Oregon Steel Division and the RMSM Division, respectively.

      Despite the unfavorable operating results for the first quarter of 2002, the Company has been able to satisfy its needs for working capital and capital expenditures, due in part on its ability to secure adequate financing arrangements. The Company expects that operations will continue, with the realization of assets and discharge of liabilities in the ordinary course of business. The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from funds generated from operations. The Credit Agreement expires on September 30, 2002 with available credit limits reducing from $85 million at March 31, 2002 to $75 million at April 1, 2002 through maturity. Although the Company believes it will be able to replace the Credit Agreement on satisfactory terms, a replacement credit agreement is subject to negotiation and the execution of definitive documentation. If the Company is unable to replace the Credit Agreement, at least in part, or if funds generated from operations and available borrowings are not sufficient to meet the Company's needs for working capital and capital expenditures, or if the Company's cash needs are greater than anticipated, the Company will be required to seek alternative financing. These alternative sources of financing may not be available if required or, if available, may not be on terms satisfactory to the Company. If the Company is unable to obtain alternative financing on satisfactory terms, it could have a material adverse effect on the Company's business. In addition, the Notes are due in June 2003 and will need to be refinanced by their maturity date. The Company is in discussions with financial advisors to refinance the Notes in a private placement of notes exempt from registration under the Securities Act of 1933 pursuant to Rule 144A thereunder, possibly during the second or third quarter of 2002.

        The Company's level of indebtedness presents other risks to investors, including the possibility that the Company and its subsidiaries may be unable to generate cash sufficient to pay the principal of and interest on their indebtedness when due. In that event, the holders of the indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and to proceed against their collateral, if applicable. These actions would likely have a material adverse effect on the Company. In addition, the Company faces potential costs and liabilities associated with environmental compliance and remediation issues and the labor dispute at the Pueblo Mill. See
Note 7 to Consolidated Financial Statements, "Contingencies" for a description of those matters. Any costs or liabilities in excess of those expected by the Company could have a material adverse effect on the Company.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No material changes.

                            OREGON STEEL MILLS, INC.


PART II  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

       See Note 7 to Consolidated Financial Statements, "Contingencies," for discussion of (a) the environmental investigation agreement entered into with the DEQ, (b) the PRP notification received from the EPA, (c) the lawsuits initiated by the Union alleging violations of the CAA, and (d) the negotiations with CDPHE and EPA regarding environmental issues at RMSM.

       See Note 7 to Consolidated Financial Statements, "Contingencies," for the status of the labor dispute at RMSM.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Meeting of Stockholders on April 25, 2002. The stockholders elected Messrs. Harry L. Demorest, Stephen P. Reynolds, and William Swindells as Class B directors, to serve until April 2005. All Class A and Class C directors continued in office after the meeting. Messrs. Demorest, Reynolds, and Swindells were elected by a vote of 25,678,923 shares, 25,672,807 shares, and 25,672,668 shares, respectively, and 99,757 shares, 105,873 shares, and 106,012 shares, respectively, withheld authority to vote.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
        (a)   Exhibits
              10.1 Form of Indemnification Agreement between the Company and its executive officers.
              99.1    2002 Non-Employee Director Stock Option Plan.
                      (Filed as exhibit 99.1 to the Company's Registration Statement on Form S-8 (see Reg. No. 333-86980) and incorporated by reference herein.)


        (b)   Reports on Form 8-K
                      No reports on Form 8-K were required to be filed by the Registrant during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              OREGON STEEL MILLS, INC.




Date:   May 14, 2002                             /s/ Jeff S. Stewart
                                              --------------------------------
                                                  Jeff S. Stewart
                                                Corporate Controller
                                              (Principal Accounting Officer)