Form 10-Q
period 2002-06-30
OREGON STEEL MILLS INC
filed 2002-08-14
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2002
                               -------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------------

Commission File Number       1-9887
                       ---------------------------------------------------------



                            OREGON STEEL MILLS, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                        94-0506370
--------------------------------------------------------------------------------
          (State or other jurisdiction of                     (IRS Employer
          incorporation or organization)                     Identification No.)

   1000 S.W. Broadway, Suite 2200, Portland, Oregon                  97205
--------------------------------------------------------------------------------
                 (Address of principal executive offices)         (Zip Code)

                                 (503) 223-9228
--------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No
                                    ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.01 Par Value                   25,789,104
         ----------------------------         --------------------------------
                     Class                    Number of Shares Outstanding
                                                    (as of July 26, 2002)

                            OREGON STEEL MILLS, INC.
                                      INDEX



                                                                           Page
                                                                           ----
PART I.    FINANCIAL  INFORMATION

           Item 1.   Financial Statements

                     Consolidated Balance Sheets
                        June 30, 2002 (unaudited) and December 31, 2001...... 2

                     Consolidated Statements of Income (unaudited)
                        Three months and six months ended
                        June 30, 2002 and 2001............................... 3

                     Consolidated Statements of Cash Flows (unaudited)
                        Six months ended June 30, 2002 and 2001.............. 4

                     Notes to Consolidated Financial Statements
                        (unaudited) .....................................5 - 15

           Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.............16 - 19

           Item 3.   Quantitative and Qualitative Disclosures about
                        Market Risk..........................................19


PART II.   OTHER INFORMATION

           Item 1.   Legal Proceedings ..................................... 20

           Item 6.   Exhibits and Reports on Form 8-K........................20



                                   OREGON STEEL MILLS, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                        (In thousands)


                                                                                 JUNE 30,         DECEMBER 31,
                                                                                   2002               2001
                                                                                -----------       ------------
                                                                                (Unaudited)

                                                        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $   7,458           $  12,278
     Trade accounts receivable,
        less allowance for doubtful accounts                                       88,460              89,132
     Inventories                                                                  125,669             132,402
     Deferred tax asset                                                            17,998              17,998
     Other                                                                          3,034               7,259
                                                                                ---------           ---------
            Total current assets                                                  242,619             259,069
                                                                                ---------           ---------

PROPERTY, PLANT AND EQUIPMENT:
     Land and improvements                                                         30,180              30,177
     Buildings                                                                     52,679              52,463
     Machinery and equipment                                                      789,757             787,156
     Construction in progress                                                      14,685               9,644
                                                                                ---------           ---------
                                                                                  887,301             879,440
     Accumulated depreciation                                                    (350,160)           (328,386)
                                                                                ---------           ---------
            Net property, plant and equipment                                     537,141             551,054
                                                                                ---------           ---------

Goodwill                                                                              520              32,384
Intangibles, net                                                                    1,166               1,227
Other assets                                                                       22,342              25,842
                                                                                ---------           ---------
                                                                                $ 803,788           $ 869,576
                                                                                =========           =========

                                                    LIABILITIES
CURRENT LIABILITIES:
     Current portion of long-term debt                                          $   9,914           $   9,464
     Short-term debt                                                               23,262              61,638
     Accounts payable                                                              72,245              81,270
     Accrued expenses                                                              61,092              53,235
                                                                                ---------           ---------
          Total current liabilities                                               166,513           $ 205,607

Long-term debt                                                                    228,775             233,542
Deferred employee benefits                                                         22,417              24,077
Environmental liability                                                            31,971              31,350
Deferred income taxes                                                              22,291              29,102
                                                                                ---------           ---------
           Total liabilities                                                      471,967             523,678
                                                                                ---------           ---------
Minority interests                                                                 25,043              27,312
                                                                                ---------           ---------
Contingencies (Note 7)
                                                 STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share                                                258                 258
Additional paid-in capital                                                        227,622             227,618
Retained earnings                                                                  92,331             105,218
                                                                                ---------           ---------
                                                                                  320,211             333,094
                                                                                ---------           ---------
Accumulated other comprehensive income:
    Cumulative foreign currency translation adjustment                             (7,928)             (9,003)
    Minimum pension liability                                                      (5,505)             (5,505)
                                                                                ---------           ---------
            Total stockholders' equity                                            306,778             318,586
                                                                                ---------           ---------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 803,788           $ 869,576
                                                                                =========           =========

                The accompanying notes are an integral part of the consolidated financial statements.



                                                   OREGON STEEL MILLS, INC.
                                               CONSOLIDATED STATEMENTS OF INCOME
                                     (In thousands, except tonnage and per share amounts)
                                                          (Unaudited)


                                                              THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------   -------------------------
                                                                   2002          2001            2002          2001
                                                              ------------    ---------        --------    ----------

 SALES:
     Product sales                                               $ 217,774    $ 182,347        $ 405,675    $ 347,299
     Freight                                                        13,543       14,249           24,710       26,854
     Electricity sales                                                  --        7,665               --        9,761
                                                                 ---------    ---------        ---------    ---------


                                                                   231,317      204,261          430,385      383,914
COSTS AND EXPENSES:
     Cost of sales                                                 197,443      179,991          374,812      352,175
     Selling, general and administrative
        expenses                                                    16,966       15,319           31,550       29,157
     Loss (gain) on sale of assets                                    (111)           2           (1,069)          29
                                                                 ---------    ---------        ---------    ---------
                                                                   214,298      195,312          405,293      381,361
                                                                 ---------    ---------        ---------    ---------
           Operating income                                         17,019        8,949           25,092        2,553
OTHER INCOME (EXPENSE):
     Interest expense, net                                          (8,288)      (8,777)         (16,840)     (17,854)
     Minority interests                                               (232)          74             (364)         (27)
     Other, net                                                        965          159            1,471          562
                                                                 ---------    ---------        ---------    ---------
          Income (loss) before income taxes                          9,464          405            9,259      (14,766)

INCOME TAX BENEFIT (EXPENSE)                                        (4,263)        (907)          (4,179)       4,704

Income (loss) before cumulative effect of change
     in accounting principle                                         5,201         (502)           5,080      (10,062)

Cumulative effect of change in accounting
     principle, net of tax, net of minority interest                     -            -          (17,967)           -
                                                                 ---------    ---------        ---------    ---------

NET INCOME (LOSS)                                                $   5,201    $    (502)       $ (12,887)   $ (10,062)
                                                                 =========    =========        =========    =========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
     Income (loss) before cumulative effect
        of change in accounting principle                        $    0.20    $   (0.02)       $    0.19    $   (0.38)
     Cumulative effect of change in
        accounting principle                                            --           --            (0.68)          --
                                                                 ---------    ---------        ---------    ---------
          Net income (loss) per share                            $    0.20    $   (0.02)       $   (0.49)   $   (0.38)
                                                                 =========    =========        =========    =========
WEIGHTED AVERAGE COMMON SHARES AND
     COMMON SHARE EQUIVALENTS OUTSTANDING
          Basic                                                     26,388       26,375           26,387       26,375
          Diluted                                                   26,660       26,375           26,639       26,375


                The accompanying notes are an integral part of the consolidated financial statements.




                                              OREGON STEEL MILLS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)


                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                         --------------------------
                                                                                            2002            2001
                                                                                         ----------      ----------

Cash flows from operating activities:
   Net loss                                                                              $ (12,887)      $ (10,062)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
           Cumulative effect of change in accounting principle, net of tax,
               net of minority interest                                                     17,967              --
           Depreciation and amortization                                                    23,443          23,008
           Deferred income tax provision                                                     4,610          (4,774)
           Loss (gain) on sale of assets and investments                                    (1,069)             29
           Minority interests' share of income                                                 364              27
     Changes in current assets and liabilities:
           Trade accounts receivables                                                          672         (14,207)
           Inventories                                                                       6,733           2,463
           Income taxes                                                                        154             151
           Other, net                                                                        3,965           5,821
                                                                                         ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   43,952           2,456
                                                                                         ---------       ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                                               (9,884)         (5,736)
   Proceeds from disposal of property, plant and equipment                                   1,205               5
   Other, net                                                                                3,668           2,530
                                                                                         ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES                                                       (5,011)         (3,201)
                                                                                         ---------       ---------

Cash flows from financing activities:
   Proceeds from bank debt                                                                 396,093         357,649
   Payments on bank debt and long-term debt                                               (441,238)       (351,635)
   Net borrowings (repayments) under Canadian bank revolving loan facility                     305            (990)
   Minority portion of subsidiary's distribution                                                --          (1,276)
   Issue common stock                                                                            4              --
                                                                                         ---------       ---------
NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES                                        (44,836)          3,748
                                                                                         ---------       ---------

Effects of foreign currency exchange rate changes on cash                                    1,075            (325)
                                                                                         ---------       ---------

Net increase (decrease) in cash and cash equivalents                                        (4,820)          2,678

Cash and cash equivalents at beginning of period                                            12,278           3,370
                                                                                         ---------       ---------
Cash and cash equivalents at end of period                                               $   7,458       $   6,048
                                                                                         =========       =========

Supplemental disclosures of cash flow information:
      Cash paid for:
      -------------
          Interest                                                                       $  13,244       $  12,577
          Income taxes                                                                   $     243       $     273
      Non-cash financing activities:
      -----------------------------
          Interest applied to loan balance                                               $   2,147       $   3,715



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

          In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," collectively referred to as the "Standards." SFAS No. 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "BUSINESS COMBINATIONS." The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB 17, "INTANGIBLE ASSETS," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company adopted the provisions of SFAS No. 141 and 142 during its first quarter ended March 31, 2002. See Note 6 for further information.

          On October 3, 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "REPORTING RESULTS OF OPERATIONS AND REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 was effective for the Company for the year beginning January 1, 2002. The adoption of this standard did not have a material effect on the Company's financial statements.

          In May 2002, the FASB issued SFAS No. 145, "RECISSION OF FAS NOS. 4, 44, AND 64, AMENDMENT OF FAS 13, AND TECHNICAL CORRECTIONS." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

     In July of 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS AND FOR OBLIGATIONS ASSOCIATED WITH DISPOSAL ACTIVITIES." SFAS No. 146 addresses the differences in accounting for long-lived assets and operations (segments) to be disposed of under SFAS No. 121 and APB No. 30 and accounting for costs associated with those and other disposal activities, including restructuring activities, under Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 is effective for disposal activities after December 31, 2002, with early application encouraged. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

     Certain reclassifications have been made in prior periods to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

2.  INVENTORIES
    -----------

    Inventories were as follows:
                                             JUNE 30,           DECEMBER 31,
                                               2002                2001
                                             --------           ------------
                                                    (In thousands)

    Raw materials                            $  7,449              $ 11,419
    Semi-finished product                      41,147                51,777
    Finished product                           44,257                41,201
    Stores and operating supplies              32,816                28,005
                                             --------              --------
         Total inventory                     $125,669              $132,402
                                             ========              ========

3.   NET INCOME (LOSS) PER SHARE

     Basic and diluted net income (loss) per share was as follows:


                                                 THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------    --------------------------
                                                    2002              2001          2002            2001
                                                 ---------         ---------    ----------       ---------
                                                         (In thousands, except per share amounts)
Weighted average number of
   common shares outstanding                        25,790           25,777        25,789          25,777
Shares of common stock to be
   issued March 2003                                   598              598           598             598
                                                  --------         --------      --------        --------

Basic weighted average                              26,388           26,375        26,387          26,375
   shares outstanding                             ========         ========      ========        ========

Dilutive effect of:
   Employee stock options                              272               --           252              --
                                                  --------         --------      --------        --------


Weighted average number of shares outstanding:
    Assuming dilution                               26,660           26,375        26,639          26,375
                                                  ========         ========      ========        ========

Net income (loss) before cumulative
  effect of change in accounting principle        $  5,201         $   (502)     $  5,080        $(10,062)
Cumulative effect of change in
  accounting principle, net of tax,
  net of minority interest                               -                -       (17,967)              -
                                                  --------         --------      --------        --------

Net income (loss)                                 $  5,201         $   (502)     $(12,887)       $(10,062)
                                                  ========         ========      ========        ========

Basic income (loss) per share:
  Before cumulative effect of change
     in accounting principle                      $   0.20         $ (0.02)      $  0.19         $  (0.38)
  Cumulative effect of change in
     accounting principle                                -               -         (0.68)               -
                                                  --------         -------       -------         --------

                                                  $   0.20         $ (0.02)      $ (0.49)        $  (0.38)
                                                  ========         =======       =======         ========
Diluted income (loss) per share:
  Before cumulative effect of change
     in accounting principle                      $   0.20         $    --       $  0.19         $     --
  Cumulative effect of change in
     accounting principle                                -               -         (0.68)              --
                                                  --------         -------       -------         --------

                                                  $   0.20         $    --       $ (0.49)        $     --
                                                  ========         =======       =======         ========


     Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options for the period they were outstanding. For the three and six months ended June 30, 2001 approximately 183,136 shares and 113,411 shares, respectively, were excluded from the diluted earnings per share calculation, as to include them would have been antidilutive. For the six months ended June 30, 2002, approximately 251,961 shares were excluded from the cumulative effect of change in accounting principle earnings per share calculation, as to include them would have been antidilutive.

4.   COMPREHENSIVE INCOME (LOSS)
     ---------------------------

                                                   THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                 ------------------------------           ---------------------------------
                                                   2002                  2001                   2002               2001
                                                 --------             ---------           ------------            ---------
                                                         (In thousands)                             (In thousands)

Net income (loss)                                $  5,201             $   (502)             $(12,887)             $(10,062)
Foreign currency translation
   adjustment                                       1,133                  935                 1,075                  (325)
                                                 --------             --------              --------              --------
Comprehensive income (loss)                      $  6,334             $    433              $(11,812)             $(10,387)
                                                 ========             ========              ========              ========



5.   DEBT, FINANCING ARRANGEMENTS, AND LIQUIDITY
     -------------------------------------------

     Debt balances were as follows:


                                                    JUNE 30,        DECEMBER 31,
                                                      2002              2001
                                                   ---------        ------------
                                                         (In thousands)

    11% First Mortgage Notes  ("Notes")            $228,250            $228,250
    Revolving credit facility                        23,262              61,638
    CF&I acquisition term loan                        9,914              14,536
    Camrose revolving bank loan                         525                 220
                                                   --------            --------
         Total debt                                 261,951             304,644
    Less short-term debt and current
       portion of long-term debt                     33,176              71,102
                                                   --------            --------
         Non-current portion of long-term debt     $228,775            $233,542
                                                   ========            ========


      As of June 30, 2002, the Company had outstanding $228.3 million principal amount of 11% First Mortgage Notes ("Notes"), due 2003. The Indenture under which the Notes were issued contained restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, there was no amount available for cash dividends at June 30, 2002. See Note 8 for discussion of Subsequent Events after June 30, 2002 regarding the redemption of the Notes.

      As of June 30, 2002, the Company maintained a $75 million revolving credit facility ("Credit Agreement"), which was to expire on September 30, 2002. As of June 30, 2002, approximately $45 million was available for use. The Credit Agreement contained various restrictive covenants including minimum consolidated tangible net worth, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") coverage ratio, maximum annual capital expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than provided by the Credit Agreement. The Company cannot pay cash dividends without prior approval from the lenders. The Company was in compliance with such covenants at June 30, 2002. See Note 8 for discussion of Subsequent Events after June 30, 2002 regarding a new credit facility.

      CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets, principally the Pueblo, Colorado steelmaking and finishing facilities ("Pueblo Mill"), from CF&I Steel Corporation. This debt is unsecured and is payable over ten years, bearing interest at 9.5%. As of June 30, 2002, the outstanding balance on the debt was $9.9 million, all of which was classified as short-term.

      Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes by Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2003. At June 30, 2002, the outstanding balance under the credit facility was $525,000.



      As of June 30, 2002, principal payments on debt are due as follows (in thousands):

                2002                                             $ 28,104
                2003                                              233,847
                                                                 --------
                                                                 $261,951
                                                                 ========


      The Company is able to draw up to $15 million of the borrowings available under the Credit Agreement to support issuance of letters of credit and similar contracts. At June 30, 2002, $6.7 million was restricted under outstanding letters of credit.

      Despite the unfavorable net results for the six months ended June 30, 2002, the Company has been able to satisfy its needs for working capital and capital expenditures, due in part on its ability to secure adequate financing arrangements. The Company expects that operations will continue, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from funds generated from operations. See Note 8 for discussion of Subsequent Events after June 30, 2002 regarding the Company's new credit facility.


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

      As required under the transitional accounting provisions of SFAS No. 142, the Company completed the steps required to identify and measure goodwill impairment at each reporting unit. The reporting units were measured for impairment by comparing implied fair value of the reporting units' goodwill with the carrying amount of the goodwill. As a result, the entire goodwill at the RMSM Division was written off in the amount of $31.9 million, and a net charge of $18.0 million (after tax and minority interest) was recognized as a cumulative effect of a change in accounting principle during the first quarter of 2002. Historical earnings and applying an earnings multiple resulted in the identification of an impairment that was recognized at the reporting units. The implementation of SFAS No. 142 required the use of judgements, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS No. 142, the Company had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment.

      Additionally, pursuant to SFAS No. 142, the Company completed its reassessment of finite intangible asset lives, which consists of proprietary technology at the RMSM Division. Based on this reassessment, no adjustment was needed on the proprietary technology. The Company does not have any other acquired intangible assets, whether finite or indefinite lived assets.

      Listed below are schedules describing the goodwill and intangibles of the Company. Also included is a pro-forma report of what adjusted earnings per share would have been if amortization had not taken place for the three and six months ended June 30, 2002 and for the years ended December 31, 2001, 2000, and 1999.

GOODWILL

      The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

                                        RMSM       OREGON STEEL
                                      DIVISION       DIVISION          TOTAL
                                      ---------    ------------      --------


BALANCE AS OF JANUARY 1, 2002         $ 31,863         $520          $ 32,383

                                      --------         ----          --------
Goodwill written off related to
   adoption of SFAS No. 142            (31,863)           -           (31,863)
                                      --------         ----          --------

BALANCE AS OF JUNE 30, 2002           $      -         $520          $    520
                                      ========         ====          ========

ACQUIRED INTANGIBLE ASSETS

                                                        AS OF JUNE 30, 2002
                                                  ------------------------------
                                                  GROSS CARRYING    ACCUMULATED
                                                      AMOUNT        AMORTIZATION
                                                  --------------    ------------
                                                           (IN THOUSANDS)

    AMORTIZED INTANGIBLE ASSETS: (FN1)
    --------------------------------
         Proprietary technology                       $1,892            $ (726)

    AGGREGATE AMORTIZATION EXPENSE:
    -------------------------------
         For the three months ended 6/30/02              $31
         For the six months ended 6/30/02                $61
         For the year ended 12/31/99                    $122
         For the year ended 12/31/00                    $122
         For the year ended 12/31/01                    $122


    ESTIMATED AMORTIZATION EXPENSE:
    -------------------------------
    For the year ended 12/31/02                         $122
    For the year ended 12/31/03                         $122
    For the year ended 12/31/04                         $122
    For the year ended 12/31/05                         $122
    For the year ended 12/31/06                         $122

(FN1) Weighted average amortization period is 16 years.


                                                         FOR THE THREE MONTHS ENDED JUNE 30,    FOR THE SIX MONTHS ENDED JUNE 30,
                                                         -----------------------------------    ---------------------------------
                                                               2002                 2001             2002                2001
                                                         -------------           ----------       ----------           ---------



Goodwill amortization                                        $      --           $    (259)       $      --            $  (518)
                                                             =========           =========        =========            =======

Net income (loss)                                                5,201                (502)         (12,887)           (10,062)
Add back:  Goodwill amortization,
    net of tax, net of minority interest                             -                 145               --                290
                                                             ---------           ---------        ---------            -------

Adjusted net income (loss)                                   $   5,201           $    (357)       $ (12,887)           $(9,772)
                                                             =========           =========        =========            =======

Basic income (loss) per share                                $    0.20           $   (0.02)       $   (0.49)           $ (0.38)
Add back:  Goodwill amortization,
    net of tax, net of minority interest                     $      --           $    0.01        $      --            $  0.01
                                                             ---------           ---------        ---------            -------
Adjusted basic income (loss) per share                       $    0.20           $   (0.01)       $   (0.49)             (0.37)
                                                             =========           =========        =========            =======

Diluted income (loss) per share                              $    0.20           $   (0.02)       $   (0.49)           $ (0.38)
Add back:  Goodwill amortization,
    net of tax, net of minority interest                     $      --           $    0.01        $      --            $  0.01
                                                             ---------           ---------        ---------            -------
Adjusted diluted income (loss) per share                     $    0.20           $   (0.01)       $   (0.49)           $ (0.37)
                                                             =========           =========        =========            =======


                                                                                           YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------------
                                                                                    1999             2000             2001
                                                                                -----------       -----------       --------



Goodwill amortization                                                           $   (1,037)       $   (1,037)       $(1,037)
                                                                                ----------        ----------        -------

Net income (loss)                                                                   19,914           (18,265)        (5,928)
Add back:  Goodwill amortization, net of tax, net of minority interest                 561               558            558
                                                                                ----------        ----------        -------
Adjusted net income (loss)                                                      $   20,475        $  (17,707)       $(5,370)

Basic income (loss) per share                                                        $0.76            $(0.69)        $(0.22)
Add back:  Goodwill amortization, net of tax, net of minority interest               $0.02            $ 0.02         $ 0.02
Adjusted basic income (loss) per share                                               $0.78            $(0.67)        $(0.20)

Diluted income (loss) per share                                                      $0.76            $(0.69)        $(0.22)
Add back:  Goodwill amortization, net of tax, net of minority interest               $0.02            $ 0.02         $ 0.02
Adjusted diluted income (loss) per share                                             $0.78            $(0.67)        $(0.20)


7.   CONTINGENCIES

     ENVIRONMENTAL MATTERS

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


OSM DIVISION

         In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality ("DEQ") committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Portland Mill may have affected sediment quality in the Willamette River. Based on preliminary findings, the DEQ has requested the Company to begin a full remedial investigation ("RI"), including areas of investigation throughout the Portland Mill, and implement source control as required. The Company estimates that costs of the RI study could range from $732,000 to $1,872,000 over the next two years. Based on a best estimate, the Company has accrued a liability of $1,017,000 as of June 30, 2002. The Company has also recorded a $1,017,000 receivable for insurance proceeds that are expected to cover these RI costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI costs as incurred. Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company's results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs. The Company is unable at this time to determine if the likelihood of an unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.

        In a related manner, in December 2000 the Company received a general notice letter from the U.S. Environmental Protection Agency ("EPA"), identifying it, along with 68 other entities, as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to contamination in a portion of the Willamette River that has been designated as the "Portland Harbor Superfund Site." The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability. At this time, nine private and public entities have signed an Administrative Order on Consent ("AOC") to perform a remedial investigation/feasibility study ("RI/FS") of the Portland Harbor Superfund Site under EPA oversight. The RI/FS is expected to take three to five years to complete. The Company is a member of the Lower Willamette Group, which is funding that investigation, and will become a signatory to the AOC. The Company's budgeted assessment for costs associated with the RI/FS for 2002 is approximately $200,000; all of which has been covered by the Company's insurer. As a best estimate of the RI/FS costs for years after 2002, the Company has accrued $600,000 as of June 30, 2002. The Company has also recorded a $600,000 receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred. Although the EPA has not yet defined the boundaries of the Portland Harbor Superfund Site, the AOC requires the RI/FS to focus on an "initial study area" that does not now include the portion of the Willamette River adjacent to the Portland Mill. The study area, however, may be expanded. At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by the PRPs. A determination that the Company is a PRP could cause the Company to incur costs associated with remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company's results of operations. The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA.

         On April 18, 2001, the United Steelworkers of America (the "Union"), along with two other groups, filed suit against the Company under the citizen suit provisions of the CAA in U.S. District Court in Portland, Oregon. The suit alleges that the Company has violated various air emission limits and conditions of its operating permits at the Portland Mill approximately 100 times since 1995. The suit seeks injunctive relief and unspecified civil penalties. On July 17, 2002, the federal magistrate recommended dismissing the majority of the plaintiffs' claims and limiting the type of relief the plaintiffs could receive if they succeeded in proving the remaining allegations. The magistrate's recommendations, if objected to by either party, will be subject to review by a federal district court judge. If trial were to occur, it is expected to be scheduled for late 2002 or early 2003. The Company believes it has factual and legal defenses to the allegations and intends to defend the matter vigorously. Although the Company believes it will prevail, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

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

RMSM DIVISION

         In connection with the acquisition of the Pueblo Mill, CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At June 30, 2002, the accrued liability was $30.5 million, of which $26.6 million was classified as non-current on the consolidated balance sheet.

         The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which has been approved by the presiding judge. The settlement provides for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I will also be required to make certain capital improvements expected to cost approximately $20 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The settlement provides that the two existing furnaces will be permanently shut down approximately 18 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. It is expected the PSD air permit will be issued on or before September 30, 2002.

         In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I has negotiated a settlement in principal of this matter with EPA. Under that agreement and overlapping with the commitments made to the CDPHE described below, CF&I will commit to the conversion to the new NSPS AAa compliant furnace (to be completed approximately two years after permit approval and expected to cost, with all related emission control improvements, approximately $20 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. Once the settlement agreement is finalized, the EPA will file two proposed Consent Decrees, and if approved by the courts, will fully resolve all NSPS and PSD issues. At that time CF&I will dismiss its appeal against the EPA. If the proposed settlement with the EPA is not finalized, which appears unlikely, it would not be possible to estimate the liability if there were ultimately an adverse determination of this matter.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I has accrued $2.6 million as of June 30, 2002 for possible fines and non-capital related expenditures.

         In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and is part of the negotiations with the EPA. This modification gives CF&I adequate time to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, the Company believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

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

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of June 30, 2002, approximately 708 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At June 30, 2002, approximately 222 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs as positions became open. As noted above, there were approximately 222 unreinstated strikers as of June 30, 2002. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded on February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. The Company does not believe that final judicial action on the strike issues is likely for at least two to three years.

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

         The United Transportation Union, representing thirty of those former employees, asserted that their members were protected under the FRSA and pursued their claim before the Public Law Board ("PLB"). A hearing was held in November 1999, and the PLB, with one member dissenting, rendered an award on January 8, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages and benefits received elsewhere. On February 6, 2001, C&W filed a petition for review of that award in the District Court for the District of Colorado. The District Court has issued an order upholding the PLB award and is now considering possible back pay and benefits. On May 23, 2002 C&W filed an appeal of the District Court's order in the United States Court of Appeals. Given the inability to determine the number of former employees who intend to return to work at C&W and the extent to which the adverse and mitigating factors discussed above will impact the liability for back pay and benefits, it is not presently possible to estimate the liability if there is ultimately an adverse determination against C&W.

         The Transportation-Communications International Union, Brotherhood Railway Carmen Division, representing six of those former C&W employees, asserted that their members were protected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and that PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. As of June 30, 2002, two of the six former employees have accepted a settlement from C&W. The remaining four do not agree with the award amount from the court. The Company does not believe an adverse determination against C&W would have a material adverse effect on the Company's results of operations.

8.   SUBSEQUENT EVENTS

     On July 15, 2002 the Company issued $305 million of 10% First Mortgage Notes due 2009 in a private offering at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem the Company's 11% First Mortgage Notes due 2003 (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The existing credit agreement was replaced with a new $75 million credit facility that will expire on June 30, 2005. As of July 31, 2002, $6.7 million was restricted under outstanding letters of credit.


     Below is a principal payment schedule of long-term debt under the new debt structure:

                2002                            $  4,842
                2003                               5,072
                2004-2008                              0
                2009                             305,000
                                                --------
                                                $314,914
                                                ========

                            OREGON STEEL MILLS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following information contains forward-looking statements, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements made in this report that are not statements of historical fact are forward-looking statements. Forward-looking statements made in this report can be identified by forward-looking words such as, but not limited to, "expect," "anticipate," "believe," "intend," "plan," "seek," "estimate," "continue," "may," "will," "would," "could," and similar expressions. These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. These risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; the supply of imported steel and subsidies provided by foreign governments to support steel companies domiciled in their countries; changes in U.S. or foreign trade policies affecting steel imports or exports; potential equipment malfunction; work stoppages; plant construction and repair delays; reduction in electricity supplies and the related increased costs and possible interruptions of supply; changes in the availability and costs of raw materials and supplies used by the Company; costs of environmental compliance and the impact of governmental regulations; risks related to the outcome of the pending union dispute; and failure of the Company to predict the impact of lost revenues associated with interruption of the Company's, its customers' or suppliers' operations.

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

      The Company expects to ship approximately 1.9 million tons of product during 2002. The Oregon Steel Division anticipates that it will ship more than 506,000 tons of welded pipe and approximately 541,000 tons of plate and coil products during 2002. The increase in anticipated welded pipe shipments in 2002 over 2001 is due primarily to the Kern River Expansion Project, which will require production of more than 370,000 tons. The Company expects that this order will be completed and shipped by the end of 2002. The RMSM Division anticipates that it will ship approximately 366,000 tons of rail, approximately 437,000 tons of rod and bar and approximately 45,000 tons of other products. Accordingly, the Company believes it is well positioned for an upturn in the steel cycle and expects revenue and cash flow growth in 2002.

Results of Operations
---------------------

     The following table sets forth by division tonnage sold, sales and average selling price per ton:


                                                 THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                 ----------------------------     --------------------------
                                                      2002            2001           2002          2001
                                                 -----------       ----------     ---------      -----------
Total tonnage sold:
     Oregon Steel Division:
          Plate and Coil                             138,000        121,400        254,200        271,700
          Welded Pipe                                110,200         95,800        211,400        153,100
                                                    --------       --------       --------       --------
               Total Oregon Steel Division           248,200        217,200        465,600        424,800
                                                    --------       --------       --------       --------
     RMSM Division:
          Rail                                       101,200         55,500        199,900        110,600
          Rod and Bar                                109,300        100,000        220,200        206,100
          Seamless Pipe (FN1)                          7,000         37,900          9,300         67,100
          Semi-finished                                2,500          1,500          2,600          4,200
                                                    --------       --------       --------       --------
               Total RMSM Division                   220,000        194,900        432,000        388,000
                                                    --------       --------       --------       --------
     Total Company                                   468,200        412,100        897,600        812,800
                                                    ========       ========       ========       ========

Product sales (in thousands): (FN2)
     Oregon Steel Division                          $134,827       $104,970       $244,848       $199,344
     RMSM Division                                    82,947         77,377        160,827        147,955
                                                    --------       --------       --------       --------
               Total Company                        $217,774       $182,347       $405,675       $347,299
                                                    ========       ========       ========       ========

Average selling price per ton: (FN2)
     Oregon Steel Division                          $    543       $    483       $    526       $    469
     RMSM Division                                  $    377       $    397       $    372       $    381
               Company Average                      $    465       $    442       $    452       $    427

(FN1)The Company suspended operation of the seamless pipe mill in November of 2001, operations of the mill resumed in April 2002.

(FN2)Product sales and average selling price per ton exclude freight revenues in the three and six months ended June 30, 2002 and 2001, and the sale of electricity in the three and six months ended June 30, 2001.


      SALES. Consolidated sales increased $27.1 million, or 13.2%, to $231.3 million, and $46.5 million, or 12.1%, to $430.4 million for the three and six months ended June 30, 2002, respectively, over the same periods in 2001. Included in the consolidated sales is $13.5 million and $24.7 million in freight revenue for the three and six months ended June 30, 2002, compared to $14.2 million and $26.9 million in the consolidated sales of 2001. The Company did not have any sales of electricity in 2002, compared to $7.7 million and $9.8 million in the three and six months ended June 30, 2001 respectively. Shipments for the three and six months ended June 30, 2002 were up 13.6% at 468,200 tons with an average selling price of $465 per ton and 10.4 % at 897,600 tons with an average selling price of $452 per ton, respectively. This is compared to 412,100 tons with an average selling price of $442 per ton and 812,800 tons with an average selling price of $427 per ton, during the corresponding 2001 periods. The increase in average selling prices was due primarily to the shift of product mix to welded pipe and rail products. Freight revenue decreased from the second quarter of 2001 in response to product mix and customer preference on shipping.

      OREGON STEEL DIVISION. The Division's product sales of $134.8 million and $244.8 million increased 28.4% and 22.8% for the three and six months ended
June 30, 2002, compared to $105.0 million and $199.3 million for the same periods in 2001. For the three and six months ended June 30, 2002, the Division shipped 248,200 tons and 465,600 tons of plate, coil and welded pipe products at an average selling price of $543 and $526 per ton, compared to 217,300 tons and 424,800 tons of product at an average selling price of $483 and $469 per ton for the same periods in 2001. The increase in both product sales and average selling prices were in large part due to a greater mix of higher priced welded pipe products attributable to the increased pipe orders at the Napa Pipe Mill. The Company anticipates that the sale of welded pipe will continue to account for a substantial portion of the Division's product sales throughout 2002.

      RMSM DIVISION. The Division's product sales of $82.9 million and $160.8 million increased 7.2% and 8.7% for the three and six months ended June 30, 2002, compared to $77.4 million and $148.0 million for the same periods in 2001. For the three and six months ended June 30, 2002, the Division shipped 220,000 tons and 432,000 tons of rail, rod and bar, seamless pipe and semi-finished products at an average selling price of $377 and $372 per ton, respectively, compared to 194,900 tons and 388,000 tons of product at an average selling price of $397 and $381 per ton for the same periods in 2001. The increase in shipments is a result of an increase in rail and rod product shipments, partially offset by a decrease in seamless pipe and semi-finished shipments. The decrease in average selling price is a result of the shift in product mix from seamless pipe to the Company's rail and rod and bar products. Average selling prices for rail and rod and bar products increased, as compared to the same quarters in 2001; however, a decrease in average selling price still occurred due to significantly reduced seamless pipe sales, the highest average selling price of the Division's products.

      GROSS PROFITS. Gross profit was $33.9 million and $55.6 million for the three and six months ended June 30, 2002, respectively, or 14.6% and 12.9%, compared to $24.3 million and $31.7 million, or 11.9% and 8.3%, for the same periods in 2001. The increase of $9.6 million and $23.8 million, respectively, in gross profit was primarily related to the increased sales of welded pipe and rail products, as well as improved pricing on rod and bar products, and offset in part by a decrease in electricity sales.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") of $17.0 million and $31.6 million for the three and six months ended June 30, 2002, respectively, increased by 10.8% and 8.2%, from $15.3 million and $29.2 million for the corresponding periods of 2001. The increase from 2001 was primarily due to increased accruals for incentive pay programs associated with higher profitability in 2002. SG&A expenses decreased as a percentage of total sales to 7.3% for the three and six months ended June 30, 2002 from 7.5% and 7.6% in the corresponding periods of 2001.

      INTEREST EXPENSE. Total interest expense decreased $.5 million and $.9 million for the three and six months ended June 30, 2002, respectively, as compared to corresponding periods in 2001. The decreases were due to lower average borrowing levels from the Company's credit facility in 2002.

      INCOME TAX EXPENSE. The effective income tax expense rate was 45.1 % for the six months ended June 30, 2002, as compared to a tax benefit of 31.9% in the corresponding period in 2001. The effective income tax rate for the six months ended June 30, 2002 varied principally from the combined state and federal statutory rate due to an increase in the valuation allowance for state tax credit carry-forwards and non-deductible fines and penalties.

Liquidity and Capital Resources
-------------------------------

      At June 30, 2002, the Company's liquidity, comprised of cash, cash equivalents, and funds available under its revolving credit agreement ("Credit Agreement"), totaled approximately $52.5 million, compared to $46.3 million at December 31, 2001.

      Cash flow provided by operations for the six months ended June 30, 2002 was $44.0 million compared to $2.5 million for the corresponding period of 2001. The items primarily affecting the $41.5 million increase in cash flow for the six months ended June 30, 2002 include a non-cash provision for deferred income taxes ($9.4 million), a decrease of $.7 million in net accounts receivable in 2002 versus an increase of $14.2 million in 2001 and net income before the cumulative effect of change in accounting principle of $5.1 million in the first six months of 2002, versus a net loss of $10.1 million in the first six months of 2001. A non-cash transaction during the first quarter of 2002 relating to the write-off of $31.9 million worth of goodwill resulted in a cumulative effect of change in accounting principle of $18.0 million (net of a $11.3 million tax effect and a $2.6 million minority interest impact).

      Net working capital at June 30, 2002 increased $22.6 million compared to December 31, 2001, reflecting a $16.5 million decrease in current assets and $39.1 million decrease in current liabilities. The decrease in current assets was primarily due to decreased cash, inventories, and other current assets ($4.8 million, $6.7 million, and $4.2 million, respectively). In addition, net accounts receivable decreased $.7 million. The accounts receivable for the six months ended June 30, 2002, as measured in average daily sales outstanding, decreased to 36 days, as compared to 43 days for the corresponding period in 2001. The decrease is attributed to a faster turnover of welded pipe receivables from customers paying earlier in order to utilize cash discounts, and an increased effort on collections of receivables. The decrease in current liabilities was primarily due to a $38.4 million decrease in short-term debt.

                                      18-

      As of June 30, 2002, the Company had outstanding $228.3 million principal amount of Notes, which bear interest at 11%. The two subsidiaries of the Company, New CF&I, Inc., and CF&I, L.P. (the "Guarantors") guaranteed the Notes. The Notes and the guarantees were secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company (exclusive of Camrose) and the Guarantors. The collateral did not include, among other things, accounts receivable and inventory. The Indenture under which the Notes were issued contained restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, there was no amount available for cash dividends at June 30, 2002. See discussion below of subsequent events after June 30, 2002 regarding the redemption of the Notes.

      As of June 30, 2002, the Company maintained the Credit Agreement, which was to expire on September 30, 2002, and was guaranteed by the Guarantors. At June 30, 2002, the amount available was the lesser of $75 million or the sum of the product of the Company's eligible domestic accounts receivable and inventory balances and specified advance rates. The Credit Agreement and guarantees were secured by these assets in addition to a shared security interest in certain equity and intercompany interests of the Company. Interest on the Credit Agreement was based on the prime rate plus a margin of 1.75%. As of June 30, 2002, the average interest rate for the Credit Agreement was 6.5%. The unused line fees were 0.38%. The Credit Agreement contained various restrictive covenants including minimum consolidated tangible net worth, minimum earnings before interest, taxes, depreciation and amortization coverage ratio, maximum annual capital expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than provided by the Credit Agreement. The Company could not pay cash dividends without prior approval from the lenders. At June 30, 2002, the outstanding balance on the Credit Agreement was approximately $23.3 million and approximately $45 million was available under the Credit Agreement at that time. See discussion below of subsequent events after June 30, 2002 regarding a new credit facility.

      The Company was able to draw up to $15 million of the borrowings available under the Credit Agreement to support issuance of letters of credit and similar contracts. At June 30, 2002, $6.7 million was restricted under outstanding letters of credit.

      CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets, principally the Pueblo, Colorado steelmaking and finishing facilities, from CF&I Steel Corporation. This debt is unsecured and is payable over ten years, bearing interest at 9.5%. As of June 30, 2002, the outstanding balance on the debt was $9.9 million, which was classified as short-term.

      Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes by Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2003. At the Company's election, interest is payable based on either the bank's Canadian dollar prime rate, the bank's U.S. dollar prime rate, or LIBOR. As of June 30, 2002, the interest rate of this facility was 4.3%. Annual commitment fees are 0.25% of the unused portion of the credit line. At June 30, 2002, the outstanding balance under the credit facility was $525,000.

      During the first six months of 2002 the Company expended (exclusive of capital interest) approximately $6.1 million and $3.8 million on capital projects at the Oregon Steel Division and the RMSM Division, respectively. Despite the unfavorable net results for the six months ended June 30, 2002, the Company has been able to satisfy its needs for working capital and capital expenditures, due in part on its ability to secure adequate financing arrangements. The Company expects that operations will continue, with the realization of assets and discharge of liabilities in the ordinary course of business. The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from funds generated from operations. On July 15, 2002 the Company issued $305 million of 10% First Mortgage Notes due 2009 in a private offering at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem the Company's 11% First Mortgage Notes due 2003 (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The existing credit agreement, which was to expire on September 30, 2002, was replaced with a new $75 million credit facility that will expire on June 30, 2005.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No material changes.

                            OREGON STEEL MILLS, INC.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      See Part 1, Item 1, "Notes to Consolidated Financial Statements - Note 7, Contingencies" for discussion of status of (a) the lawsuits initiated by the Union alleging violations of the CAA, (b) the negotiations with CDPHE and EPA regarding environmental issues at RMSM, and (c) the status of the labor dispute at RMSM.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
       (a)      Exhibits

                   None

       (b)      Reports on Form 8-K

      On June 26, 2002 and July 11, 2002, Forms 8-K were filed by the Company in relation to press releases that described the July 15, 2002 issuance of the Company's 10% First Mortgage Notes due 2009 and subsequent redemption of its existing 11% First Mortgage Notes due 2003.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 OREGON STEEL MILLS, INC.




Date:   August 13, 2002                              /s/ Jeff S. Stewart
                                              ----------------------------------
                                                         Jeff S. Stewart
                                                    Corporate Controller
                                                (Principal Accounting Officer)