Form 10-Q
period 2002-09-30
OREGON STEEL MILLS INC
filed 2002-11-12
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2002
                               -------------------------------------------------

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

                                Yes   X   No
                                    ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.01 Par Value                   25,789,854
         ----------------------------         --------------------------------
                     Class                    Number of Shares Outstanding
                                                (as of October 31, 2002)

                            OREGON STEEL MILLS, INC.
                                      INDEX



                                                                           Page
                                                                           ----
PART I.    FINANCIAL  INFORMATION

           Item 1.    Financial Statements

                      Consolidated Balance Sheets (unaudited)
                         September 30, 2002 and December 31, 2001............. 2

                      Consolidated Statements of Income (unaudited)
                         Three months and nine months ended
                         September 30, 2002 and 2001.......................... 3

                      Consolidated Statements of Cash Flows (unaudited)
                         Nine months ended September 30, 2002 and 2001........ 4

                      Notes to Consolidated Financial Statements
                         (unaudited)......................................5 - 15

           Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.............16 - 20

           Item 3.    Quantitative and Qualitative Disclosures about
                      Market Risk.............................................20

           Item 4.    Controls and Procedures.................................20

PART II.   OTHER INFORMATION

           Item 1.    Legal Proceedings ..................................... 21

           Item 6.    Exhibits and Reports on Form 8-K...................21 - 22

           SIGNATURES........................................................ 22

           CERTIFICATIONS............................................... 23 - 24


                            OREGON STEEL MILLS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)
                                                                   September 30,    December 31,
                                                                        2002            2001
                                                                   -------------    ------------
                                                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                      $  28,013        $  12,278
     Trade accounts receivable, less allowance
        for doubtful accounts                                          86,905           89,132
     Inventories                                                      154,223          132,402
     Deferred tax asset                                                20,848           17,998
     Other                                                             11,732            7,259
                                                                    ---------        ---------
            Total current assets                                      301,721          259,069
                                                                    ---------        ---------

PROPERTY, PLANT AND EQUIPMENT:
     Land and improvements                                             30,726           30,177
     Buildings                                                         52,620           52,463
     Machinery and equipment                                          790,541          787,156
     Construction in progress                                          18,655            9,644
                                                                    ---------        ---------
                                                                      892,542          879,440
     Accumulated depreciation                                        (360,815)        (328,386)
                                                                    ---------        ---------
            Net property, plant and equipment                         531,727          551,054
                                                                    ---------        ---------

Goodwill                                                                  520           32,384
Intangibles, net                                                        1,136            1,227
Other assets                                                           28,860           25,842
                                                                    ---------        ---------
            Total Assets                                            $ 863,964        $ 869,576
                                                                    =========        =========

                                              LIABILITIES

CURRENT LIABILITIES:
     Current portion of long-term debt                              $   6,121        $   9,464
     Short-term debt                                                       --           61,638
     Accounts payable                                                  79,220           81,270
     Accrued expenses                                                  55,885           53,235
                                                                    ---------        ---------
          Total current liabilities                                   141,226          205,607

Long-term debt                                                        303,048          233,542
Deferred employee benefits                                             23,296           24,077
Environmental liability                                                32,096           31,350
Deferred income taxes                                                  29,441           29,102
                                                                    ---------        ---------
           Total liabilities                                          529,107          523,678
                                                                    ---------        ---------
Minority interests                                                     25,136           27,312
                                                                    ---------        ---------
                                           STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share                                    258              258
Additional paid-in capital                                            227,624          227,618
Retained earnings                                                      96,291          105,218
                                                                    ---------        ---------
                                                                      324,173          333,094
                                                                    ---------        ---------
Accumulated other comprehensive income:
    Cumulative foreign currency translation adjustment                 (8,947)          (9,003)
     Minimum pension liability                                         (5,505)          (5,505)
                                                                    ---------        ---------
           Total stockholders' equity                                 309,721          318,586
                                                                    ---------        ---------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 863,964        $ 869,576
                                                                    =========        =========

                The accompanying notes are an integral part of the consolidated financial statements.





                                               OREGON STEEL MILLS, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands, except per share amounts)
                                                     (Unaudited)

                                                        THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                       ---------------------------------       -------------------------------
                                                             2002                2001               2002                2001
                                                         ---------           -----------         ---------           ---------
SALES:
     Product sales                                       $ 219,104           $ 175,736           $ 624,779           $ 523,035
     Freight                                                15,432              14,249              40,142              41,103
     Electricity sales                                          --               9,335                  --              19,096
                                                         ---------           ---------           ---------           ---------

                                                           234,536             199,320             664,921             583,234
COSTS AND EXPENSES:
     Cost of sales                                         199,034             167,063             573,845             519,238
     Selling, general and administrative
        expenses                                            14,241              16,776              44,149              45,889
     Loss (gain) on sale of assets                            (146)                (20)             (1,215)                  9
     Profit participation                                    1,626                  81               3,269                 125
                                                         ---------           ---------           ---------           ---------
                                                           214,755             183,900             620,048             565,261
                                                         ---------           ---------           ---------           ---------
           Operating income                                 19,781              15,420              44,873              17,973
OTHER INCOME (EXPENSE):
     Interest expense, net                                 (10,734)             (9,301)            (27,674)            (27,155)
     Minority interests                                     (1,359)               (934)             (1,723)               (961)
     Other, net                                                745                 320               2,216                 882
                                                         ---------           ---------           ---------           ---------

          Income (loss) before income taxes                  8,433               5,505              17,692              (9,261)

Income tax (expense) benefit                                (3,379)             (1,926)             (7,558)              2,778
                                                                             ---------           ---------           ---------

Income (loss) before extraordinary items and
     cumulative effect of change in accounting principle
                                                             5,054               3,579              10,134              (6,483)
                                                         ---------           ---------           ---------           ---------

Extraordinary loss from extinguishment of debt, net
     of tax                                                    (1,094)                 --              (1,094)                 --

Cumulative effect of change in accounting
     principle, net of tax, net of minority interest            --                  --             (17,967)                 --
                                                         ---------           ---------           ---------           ---------

NET INCOME (LOSS)                                        $   3,960           $   3,579           $  (8,927)          $  (6,483)
                                                         =========           =========           =========           =========

BASIC EARNINGS (LOSS) PER SHARE
    Income (loss) before extraordinary items and
       cumulative effect of change in accounting
       principle                                             $0.19               $0.14               $0.38              $(0.25)
    Extraordinary items                                      (0.04)                 --               (0.04)                 --
    Cumulative effect of change in accounting
       principle                                                --                  --               (0.68)                 --
                                                         ---------           ---------           ---------           ---------
             Net income (loss) per share                     $0.15               $0.14              $(0.34)             $(0.25)
                                                         =========           =========           =========           =========
DILUTED EARNINGS (LOSS) PER SHARE
    Income (loss) before extraordinary items and
       cumulative effect of change in accounting
       principle                                             $0.19               $0.13               $0.38              $(0.25)
    Extraordinary items                                      (0.04)                 --               (0.04)                 --
    Cumulative change in accounting principle                   --                  --               (0.67)                 --
                                                         ---------           ---------           ---------           ---------
             Net income (loss) per share                     $0.15               $0.13              $(0.33)             $(0.25)
                                                         =========           =========           =========           =========
WEIGHTED AVERAGE COMMON SHARES AND
     COMMON SHARE EQUIVALENTS OUTSTANDING
        Basic                                               26,388              26,378              26,387              26,376
        Diluted                                             26,657              26,587              26,645              26,376

                     The accompanying notes are an integral part of the consolidated financial statements.



                                 OREGON STEEL MILLS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                       (Unaudited)

                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                   2002              2001
                                                                              ------------       ------------
Cash flows from operating activities:
   Net loss                                                                     $  (8,927)       $  (6,483)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Cumulative effect of change in accounting principle                        17,967               --
        Depreciation and amortization                                              34,935           34,364
        Deferred income tax provision                                               8,911           (2,787)
        Loss (gain) on sale of assets and investments                              (1,215)               9
        Minority interests' share of income                                         1,723              961
     Changes in current assets and liabilities:
           Trade accounts receivables                                               2,227           (1,807)
           Inventories                                                            (21,821)          (3,132)
           Income taxes                                                             3,170            2,651
           Other, net                                                                 197             (106)
                                                                                ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          37,167           23,670
                                                                                ---------        ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                                     (15,958)         (10,592)
   Proceeds from disposal of property and equipment                                 1,485               98
   Other, net                                                                       3,934            4,203
                                                                                ---------        ---------
NET CASH USED BY INVESTING ACTIVITIES                                             (10,539)          (6,291)
                                                                                ---------        ---------

Cash flows from financing activities:
   Proceeds from bank debt                                                        435,061          539,316
   Payments on bank debt and long-term debt                                      (507,613)        (549,262)
   Deferred credit facility financing costs                                        (1,724)              --
   Net borrowings (repayments) under Canadian bank revolving
     loan facility                                                                  1,495           (1,623)
   Minority portion of subsidiary's distribution                                   (1,269)          (1,276)
   Redemption of 11% notes due 2003                                              (228,250)              --
   Issuance of 10% notes due 2009                                                 301,255               --
   Debt issuance costs                                                             (9,909)              --
   Issue common stock                                                                   6               29
                                                                                ---------        ---------

NET CASH USED IN FINANCING ACTIVITIES                                             (10,948)         (12,816)
                                                                                ---------        ---------

Effects of foreign currency exchange rate changes on cash                              55           (1,408)
                                                                                ---------        ---------

Net increase in cash and cash equivalents                                          15,735            3,155
Cash and cash equivalents at beginning of period                                   12,278            3,370
                                                                                ---------        ---------
Cash and cash equivalents at end of period                                      $  28,013        $   6,525
                                                                                =========        =========

Supplemental disclosures of cash flow information:
     Cash paid for:
     --------------
          Interest                                                              $  18,026        $  13,886
          Income taxes                                                          $     243        $     389
     Non-cash financing activities:
     ------------------------------
           Interest applied to loan balance                                     $   2,499        $   4,964


                The accompanying notes are an integral part of the consolidated financial statements.

                            OREGON STEEL MILLS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

          The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its subsidiaries (the "Company"), which include wholly-owned Camrose Pipe Corporation ("CPC"), which through ownership in another corporation, holds a 60 percent interest in Camrose Pipe Company ("Camrose"); and 87 percent owned New CF&I, Inc. ("New CF&I") which owns a
     95.2 percent interest in CF&I Steel, L.P. ("CF&I"). Both New CF&I and CF&I are stand alone public reporting companies. The Company also directly owns an additional 4.3 percent interest in CF&I. In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills ("RMSM"). All significant intercompany balances and transactions have been eliminated.

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

          On October 3, 2001, the FASB issued SFAS No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 supercedes SFAS No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), REPORTING RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 was effective for the Company for the year beginning January 1, 2002. The adoption of this standard did not have a material effect on the Company's financial statements.

          In May 2002, the FASB issued SFAS No. 145, "RECISSION OF FAS NOS. 4, 44, AND 64, AMENDMENT OF FAS 13, AND TECHNICAL CORRECTIONS." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. In mid-July 2002, the Company refinanced its credit facility and redeemed its 11% First Mortgage Notes due 2003, resulting in a $1.1 million extraordinary loss, net of taxes, on the early extinguishment of debt. The amount recognized consisted primarily of the write-off of unamortized fees and expenses. The adoption of SFAS 145 will cause a reclassification of the extraordinary loss from extinguishment of debt to ordinary income.

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


2.   INVENTORIES
     -----------


    Inventories were as follows:
                                            September 30,      December 31,
                                            -------------      ------------
                                                2002               2001
                                            -----------          --------
                                                     (In thousands)

    Raw materials                             $ 12,083           $ 11,419
    Semi-finished product                       57,330             51,777
    Finished product                            55,259             41,201
    Stores and operating supplies               29,551             28,005
                                              --------           --------
           Total inventory                    $154,223           $132,402
                                              ========           ========

          As of September 30, 2002, inventory increased from December 31, 2001 primarily due to raw material and finished goods in-transit at the end of September 2002. Additionally, semi-finished inventory increased due to higher production for the large diameter welded pipe.

3.   NET INCOME (LOSS) PER SHARE
     ---------------------------

     Basic and diluted net income (loss) per share was as follows:

                                                 THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------   -------------------------------
                                                         2002            2001               2002          2001
                                                      --------        --------           --------       --------
                                                               (In thousands, except per share amounts)

Weighted average number of
   common shares outstanding                            25,790          25,780              25,789         25,778
Shares of common stock to be
   issued March 2003                                       598             598                 598            598
                                                      --------        --------            --------       --------

Basic weighted average
  shares outstanding                                    26,388          26,378              26,387         26,376
Dilutive effect of:
   Employee stock options                                  269             209                 258             --
                                                      --------        --------            --------        -------


Weighted average number of shares outstanding:
    Assuming dilution                                   26,657          26,587              26,645         26,376
                                                      ========        ========            ========        =======

Net income (loss) before extraordinary
  items and cumulative effect of
  change in accounting principle                      $  5,054        $  3,579            $  10,134       $(6,483)
Extraordinary items net of tax                          (1,094)             --               (1,094)           --
Cumulative effect of change in
  accounting principle, net of tax,
  net of minority interest                                  --              --              (17,967)           --
                                                      --------        --------            ----------       ------

Net income (loss)                                     $  3,960        $  3,579            $  (8,927)      $(6,483)
                                                      ========        ========            =========       =======

Basic income (loss) per share:
  Before extraordinary items
     and cumulative effect of change
     in accounting principle                          $   0.19        $   0.14            $     0.38      $ (0.25)
   Extraordinary items                                   (0.04)             --                 (0.04)          --
  Cumulative effect of change in
     accounting principle                                   --              --                 (0.68)          --
                                                      --------        --------            ----------      -------

                                                      $   0.15        $   0.14            $    (0.34)     $ (0.25)
                                                      ========        ========            ==========      =======
Diluted income (loss) per share:
  Before extraordinary items and
     cumulative effect of change
     in accounting principle                          $   0.19        $   0.13            $     0.38      $ (0.25)
  Extraordinary items                                    (0.04)             --                 (0.04)          --
   Cumulative effect of change in
      accounting principle                                  --              --                 (0.67)          --
                                                      --------        --------            ----------      -------

                                                      $   0.15        $   0.13            $    (0.33)     $ (0.25)
                                                      ========        ========            ==========      =======


     Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options for the period they were outstanding. For the three and nine months ended September 30, 2002, 32,000 of the Company's stock options outstanding were excluded from the calculation of diluted earnings per share, as to include them would have been antidilutive. For the three and nine months ended September 30, 2001, approximately 416,700 of the Company's stock options outstanding were excluded from the calculation.

4.   COMPREHENSIVE INCOME (LOSS)
     ---------------------------

                                        Three Months Ended             Nine Months Ended
                                          September 30,                  September 30,
                                      ------------------------       ---------------------
                                         2002           2001           2002           2001
                                      ---------       --------       --------       --------
                                           (In thousands)                (In thousands)


Net income (loss)                      $ 3,960        $ 3,579        $(8,927)       $(6,483)
Foreign currency translation
   adjustment                           (1,019)        (1,083)            55         (1,408)
                                       -------        -------        -------        -------
Comprehensive income (loss)            $ 2,941        $ 2,496        $(8,872)       $(7,891)
                                       =======        =======        =======        =======


5.   DEBT, FINANCING ARRANGEMENTS, AND LIQUIDITY
     -------------------------------------------

     Debt balances were as follows:


                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      2002              2001
                                                  -------------     ------------
                                                          (In thousands)

11% First Mortgage Notes due 2003 ("11% Notes")    $      --         $ 228,250
10% First Mortgage Notes due 2009 ("10% Notes")      305,000                --
                                                   ---------         ---------

                                                     305,000           228,250
Revolving credit facility                                 --            61,638
CF&I acquisition term loan                             6,121            14,536
Camrose revolving bank loan                            1,715               220
                                                   ---------         ---------
     Total debt                                      312,836           304,644
Less unamortized discount on 10% Notes                (3,667)               --
Less short-term debt and current portion
   of long-term debt                                  (6,121)          (71,102)
                                                   ---------         ---------
     Non-current maturity of long-term debt        $ 303,048         $ 233,542
                                                   =========         =========


      On July 15, 2002, the Company issued $305 million of 10% First Mortgage Notes due 2009 ("10% Notes") in a private offering at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem the Company's 11% First Mortgage Notes due 2003 (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The existing credit agreement was replaced with a new $75 million credit facility that will expire on June 30, 2005. As of September 30, 2002, the Company had outstanding $305 million principal amount of 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, there was no amount available for cash dividends at September 30, 2002. On August 16, 2002, the Company filed a registration statement on Form S-4 to exchange the 10% Notes for notes with substantially identical terms registered with the Securities and Exchange Commission. The New CF & I and CF&I (collectively "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain assets of the Guarantors, excluding accounts receivables and inventory.

      The Company paid approximately $12 million for refinancing costs associated with the new notes and credit facility. These costs were capitalized and will be appropriately amortized as interest expense over the respective terms of the new note and credit facility.

      As of September 30, 2002, the Company maintained a $75 million revolving credit facility ("Credit Agreement"), which will expire on June 30, 2005. At September 30, 2002, $6.7 million was restricted under the outstanding letters of credit and $68.3 million was available for use. The Credit Agreement contains various restrictive covenants including a minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. The Company was in compliance with such covenants at September 30, 2002. In addition, the Company cannot pay cash dividends without prior approval from the lenders.

      CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets, principally the Pueblo, Colorado steelmaking and finishing facilities ("Pueblo Mill"), from CF&I Steel Corporation. This debt is unsecured and is payable over ten years, bearing interest at 9.5%. As of September 30, 2002, the outstanding balance of the debt was $6.1 million, all of which was classified as short-term.

      Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes by Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2004. At September 30, 2002, the outstanding balance under the credit facility was $1.7 million.

      As of September 30, 2002, principal payments on debt are due as follows (in thousands):

                Remainder 2002                       $  1,049
                2003                                    6,787
                2004-2008                                   -
                2009                                  305,000
                                                     --------
                                                     $312,836
                                                     ========

      The Company is able to draw up to $15 million of the borrowings available under the Credit Agreement to support issuance of letters of credit and similar contracts. At September 30, 2002, $6.7 million was restricted under outstanding letters of credit.

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

      Listed below are details of the goodwill and intangibles of the Company. Also included is a report of what adjusted earnings per share would have been if amortization had not taken place for the three and nine months ended September 30, 2002.

GOODWILL
--------

      The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):


                                        RMSM          OREGON STEEL
                                      DIVISION          DIVISION        TOTAL
                                      --------        ------------   ----------
                                                    (in thousands)
BALANCE AS OF JANUARY 1, 2002         $ 31,863           $520        $ 32,383
                                      --------           ----        --------

Goodwill written off related to
   adoption of SFAS No. 142            (31,863)             -         (31,863)
                                       -------           ----        --------

BALANCE AS OF SEPTEMBER 30, 2002      $      -           $520        $    520
                                      ========           ====        ========

INTANGIBLE ASSETS
-----------------

         The carrying amount of intangible assets and the associated amortization expenses are as follows:


                                                      AS OF SEPTEMBER 30, 2002
                                                   -----------------------------
                                                   GROSS CARRYING    ACCUMULATED
                                                       AMOUNT       AMORTIZATION
                                                   --------------   ------------
                                                          (IN THOUSANDS)

AMORTIZED INTANGIBLE ASSETS: (FN1)
----------------------------------
     Proprietary technology                             $1,892           $ (756)

AGGREGATE AMORTIZATION EXPENSE:                           2002             2001
-------------------------------                           ----             ----
     For the three months ended                         $   30           $   30
     For the nine months ended                          $   91           $   91




ESTIMATED AMORTIZATION EXPENSE:
-------------------------------
For the year ended 12/31/02                             $  122
For the year ended 12/31/03                             $  122
For the year ended 12/31/04                             $  122
For the year ended 12/31/05                             $  122
For the year ended 12/31/06                             $  122

(FN1) Weighted average amortization period is 16 years.

     The following adjusts reported net income (loss) and earnings (loss) per share to exclude goodwill amortization:

                                                             FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30, (IN THOUSANDS)           SEPTEMBER 30, (IN THOUSANDS)
                                                            ----------------------------          ------------------------------
                                                                2002            2001                   2002              2001
                                                             ---------       --------               ---------        ----------

Goodwill amortization                                        $      --       $    (259)             $      --        $    (777)
                                                             =========       =========              =========        =========

Net income (loss)                                                3,960           3,579                 (8,927)          (6,483)
Add back:  Goodwill amortization,
    net of tax, net of minority interest                            --             145                     --              436
                                                             ---------       ---------              ---------        ---------

Adjusted net income (loss)                                   $   3,960       $   3,724              $  (8,927)       $  (6,047)
                                                             =========       =========              =========        =========

Basic income (loss) per share                                $    0.15       $    0.14              $   (0.34)       $   (0.25)
Add back:  Goodwill amortization,
    net of tax, net of minority interest                     $      --       $    0.01              $      --        $    0.02
                                                             ---------       ---------              ---------        ---------
Adjusted basic income (loss) per share                       $    0.15       $    0.15              $   (0.34)       $   (0.23)
                                                             =========       =========              =========        =========

Diluted income (loss) per share                              $    0.15       $    0.13              $   (0.34)       $   (0.25)
Add back:  Goodwill amortization,
    net of tax, net of minority interest                     $      --       $    0.01              $      --        $    0.02
                                                             ---------       ---------              ---------        ---------
Adjusted diluted income (loss) per share                     $    0.15       $    0.14              $   (0.34)       $   (0.23)
                                                             =========       =========              =========        =========


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

OREGON STEEL DIVISION

         In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality ("DEQ") committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Company's steel plate minimill in Portland, Oregon ("Portland Mill") may have affected sediment quality in the Willamette River. Based on preliminary findings, the DEQ has requested the Company to begin a full remedial investigation ("RI"), including areas of investigation throughout the Portland Mill, and implement source control as required. The Company estimates that costs of the RI study could range from $900,000 to $1,993,000 over the next two years. Based on a best estimate, the Company has accrued a liability of $1,284,000 as of September 30, 2002. The Company has also recorded a $1,284,000 receivable for insurance proceeds that are expected to cover these RI costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI costs as incurred. Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company's results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs. The Company is unable at this time to determine if the likelihood of an unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.

         In a related manner, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency ("EPA"), identifying it, along with 68 other entities, as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to contamination in a portion of the Willamette River that has been designated as the "Portland Harbor Superfund Site." The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability. At this time, nine private and public entities have signed an Administrative Order of Consent ("AOC") to perform a remedial investigation/feasibility study ("RI/FS") of the Portland Harbor Superfund Site under EPA oversight. The RI/FS is expected to take three to five years to complete. The Company is a member of the Lower Willamette Group, which is funding that investigation, and it signed a Coordination and Cooperation Agreement with the EPA that binds it to all terms of the AOC. The Company's budgeted assessment for costs associated with the RI/FS for 2002 is approximately $200,000, all of which has been covered by the Company's insurer. As a best estimate of the RI/FS costs for years after 2002, the Company has accrued $600,000 as of September 30, 2002. The Company has also recorded a $600,000 receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred. Although the EPA has not yet defined the boundaries of the Portland Harbor Superfund Site, the AOC requires the RI/FS to focus on an "initial study area" that does not now include the portion of the Willamette River adjacent to the Portland Mill. The study area, however, may be expanded. At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by the PRPs. A determination that the Company is a PRP could cause the Company to incur costs associated with remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company's results of operations. The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA.

         On April 18, 2001, the United Steelworkers of America (the "Union"), along with two other groups, filed suit against the Company under the citizen suit provisions of the Clean Air Act ("CAA") in U.S. District Court in Portland, Oregon. The suit alleges that the Company has violated various air emission limits and conditions of its operating permits at the Portland Mill approximately 100 times since 1995. The suit seeks injunctive relief and unspecified civil penalties. On July 17, 2002, the federal magistrate recommended dismissing the majority of the plaintiffs' claims and limiting the type of relief the plaintiffs could receive if they succeeded in proving the remaining allegations. The magistrate's recommendations are currently subject to review by a federal district court judge. If trial were to occur, it is expected to be scheduled for early 2003. The Company believes it has factual and legal defenses to the allegations and intends to defend the matter vigorously. Although the Company believes it will prevail, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

RMSM DIVISION

         In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At September 30, 2002, the accrued liability was $30.2 million, of which $26.6 million was classified as non-current on the consolidated balance sheet.

         The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provides for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $20 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. CF&I applied for the PSD permit in April 2002. Terms of that permit are still under discussion with the State and it has not yet been issued.

         In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I has negotiated a settlement in principal of this matter with EPA. Under that agreement and overlapping with the commitments made to the CDPHE described below, CF&I will commit to the conversion to the new NSPS AAa compliant furnace (to be completed approximately two years after permit approval and expected to cost, with all related emission control improvements, approximately $20 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. Once the settlement agreement is finalized, the EPA will file two proposed federal Consent Decrees, which, if approved by the courts, will fully resolve all NSPS and PSD issues. At that time CF&I will dismiss its appeal against the EPA. If the proposed settlement with the EPA is not finalized, which appears unlikely, it would not be possible to estimate the liability if there were ultimately an adverse determination of this matter.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I has accrued $3.0 million as of September 30, 2002 for possible fines and non-capital related expenditures.

         In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and is part of the negotiations with the EPA. In September 2002, the Company submitted a request for a further extension of certain Title V compliance deadlines, consistent with a joint petition by the State and the Company for an extension of the same deadlines in the State Consent Decree. This modification gives CF&I adequate time (at least 10 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, the Company believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

         In a related matter, in April 2000, the Union filed suit in U.S. District Court in Denver, Colorado, asserting that the Company and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The Union has appealed the decision and the Company is defending the appeal. While the Company does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on appeal.

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

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of September 30, 2002, approximately 710 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At September 30, 2002, approximately 220 Unreinstated Employees remain unreinstated.

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

On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs as positions became open. As noted above, there were approximately 220 Unreinstated Employees as of September 30, 2002. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. The Company does not believe that final judicial action on the strike issues is likely for at least two to three years.

         In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, plus interest, from the date of the Union's unconditional offer to return to work through the date of their reinstatement or a date deemed appropriate by the NLRB or an appellate court. The number of Unreinstated Employees entitled to back pay may be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the lack of accurate information on interim earnings for both reinstated and Unreinstated Employees and sentiment of the Union towards the Company, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award with respect to any Unreinstated Employees proven to have taken part or participated in acts of misconduct during and after the strike. Thus, it is not presently possible to estimate the liability if there is ultimately an adverse determination against CF&I. An ultimate adverse determination against CF&I on these issues may have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows. CF&I does not intend to agree to any settlement of this matter that will have a material adverse effect on the Company. In connection with the ongoing labor dispute, the Union has undertaken certain activities designed to exert public pressure on CF&I. Although such activities have generated some publicity in news media, CF&I believes that they have had little or no material impact on its operations.

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

         The United Transportation Union, representing thirty of those former employees, asserted that their members were protected under the FRSA and pursued their claim before the Public Law Board ("PLB"). A hearing was held in November 1999, and the PLB, with one member dissenting, rendered an award on January 8, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages and benefits received elsewhere. On February 6, 2001, C&W filed a petition for review of that award in the District Court for the District of Colorado. The District Court issued an order upholding the PLB award and is now considering possible back pay and benefits. A hearing on the back pay is now scheduled for January 22, 2003. On May 23, 2002, C&W filed an appeal of the District Court's order in the United States Court of Appeals. The appeal was dismissed as being premature given that the hearing on back pay has not yet occurred. Given the uncertantity as to the methodology which will be used by the District Court to determine the amount of back pay and the extent to which the adverse and mitigating factors discussed above will impact the liability for back pay and benefits, it is not presently possible to estimate the liability if there is ultimately an adverse determination against C&W.

         The Transportation-Communications International Union, Brotherhood Railway Carmen Division, representing six of those former C&W employees, asserted that their members were protected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and that PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. As of September 30, 2002, two of the six former employees have accepted a settlement from C&W. The remaining four do not agree with the award amount from the court. The Company does not believe an adverse determination against C&W of this matter would have a material adverse effect on the Company's results of operations.

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

     The Company expects to ship approximately 1.8 million tons of product during 2002. The Oregon Steel Division anticipates that it will ship approximately 504,000 tons of welded pipe and approximately 494,000 tons of plate and coil products during 2002. The increase in anticipated welded pipe shipments in 2002 over 2001 is due primarily to the Kern River Expansion Project, which will require production of more than 370,000 tons. The Company expects that this order will be completed and shipped by the end of 2002. The RMSM Division anticipates that it will ship approximately 378,000 tons of rail, approximately 435,000 tons of rod and bar and approximately 23,000 tons of other products in 2002.

Results of Operations
---------------------

     The following table sets forth by division tonnage sold, sales and average selling price per ton:

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                   ---------------------------        --------------------------
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                   ---------------------------        --------------------------
                                                      2002              2001             2002             2001
                                                   ----------       ----------        ---------       ----------
Total tonnage sold:
     Oregon Steel Division:
          Plate and Coil                              113,467          105,010          367,683          376,724
          Welded Pipe                                 125,306          101,799          336,665          254,892
                                                   ----------       ----------       ----------       ----------
               Total Oregon Steel Division            238,773          206,809          704,348          631,616
                                                   ----------       ----------       ----------       ----------
     RMSM Division:
          Rail                                         88,843           56,027          288,728          166,673
          Rod and Bar                                 108,116          115,828          328,358          321,940
          Seamless Pipe (FN1)                          11,433           17,482           20,725           84,532
          Semi-finished                                    --              318            2,584            4,485
                                                   ----------       ----------       ----------       ----------
               Total RMSM Division                    208,392          189,655          640,395          577,630
                                                   ----------       ----------       ----------       ----------
     Total Company                                    447,165          396,464        1,344,743        1,209,246
                                                   ==========       ==========       ==========       ==========

Product sales (in thousands): (FN2)
     Oregon Steel Division                         $  139,670       $  105,504       $  384,518       $  304,848
     RMSM Division                                     79,434           70,232          240,261          218,187
                                                   ----------       ----------       ----------       ----------
               Total Company                       $  219,104       $  175,736       $  624,779       $  523,035
                                                   ==========       ==========       ==========       ==========

Average selling price per ton: (FN2)
     Oregon Steel Division                         $      585       $      510       $      546       $      483
     RMSM Division                                 $      381       $      370       $      375       $      378
               Company Average                     $      490       $      443       $      465       $      433


(FN1)The Company suspended operation of the seamless pipe mill from November 2001 to April 2002 and from mid-August 2002 to mid-September 2002.

(FN2)Product sales and average selling price per ton exclude freight revenues in the three and nine months ended September 30, 2002 and 2001, and the sale of electricity in the three and nine months ended September 30, 2001.


      SALES. Consolidated sales increased $35.2 million, or 17.7%, to $234.5 million, and $81.7 million, or 14.0%, to $664.9 million for the three and nine months ended September 30, 2002, respectively, over the same periods in 2001. Included in the consolidated sales is $15.4 million and $40.1 million in freight revenue for the three and nine months ended September 30, 2002, compared to $14.3 million and $41.1 million in the consolidated sales of 2001. The Company did not have any sales of electricity in 2002, compared to $9.3 million and $19.1 million in the three and nine months ended September 30, 2001, respectively. Shipments for the three and nine months ended September 30, 2002 were up 12.8% at 447,165 tons with an average selling price of $490 per ton and 11.2% at 1,344,743 tons with an average selling price of $465 per ton, respectively. This is compared to 396,464 tons with an average selling price of $443 per ton and 1,209,246 tons with an average selling price of $433 per ton, during the corresponding 2001 periods. The increase in average selling prices was due primarily to higher average selling prices for most of the Company's products, the shift of product mix to welded pipe and rail products.

      OREGON STEEL DIVISION. The Division's product sales of $139.7 million and $384.5 million increased 32.4% and 26.1% for the three and nine months ended September 30, 2002, compared to $105.5 million and $304.8 million for the same periods in 2001. For the three and nine months ended September 30, 2002, the Division shipped 238,773 tons and 704,348 tons of plate, coil and welded pipe products at an average selling price of $585 and $546 per ton, compared to 206,809 tons and 631,616 tons of product at an average selling price of $510 and $483 per ton for the same periods in 2001. The increase in both product sales and average selling prices were due to higher average selling prices for coil, welded pipe product and a greater mix of higher priced welded pipe products attributable to the increased pipe orders. The Company anticipates that the sale of welded pipe will continue to account for a substantial portion of the Division's product sales for the remainder of 2002.

      RMSM DIVISION. The Division's product sales of $79.4 million and $240.3 million increased 13.1% and 10.1% for the three and nine months ended September 30, 2002, compared to $70.2 million and $218.2 million for the same periods in 2001. For the three and nine months ended September 30, 2002, the Division shipped 208,392 tons and 640,395 tons of rail, rod and bar, seamless pipe and semi-finished products at an average selling price of $381 and $375 per ton, respectively, compared to 189,655 tons and 577,630 tons of product at an average selling price of $370 and $378 per ton for the same periods in 2001. The increase in shipments is a result of an increase in rail and rod product shipments, partially offset by a decrease in seamless pipe and semi-finished shipments. The decrease in the average annual selling price for the nine month period is a result of the shift in product mix from seamless pipe to the Company's rail and rod and bar products. Average selling prices for rail and rod and bar products increased for the three and nine months ended September 30, 2002, as compared to the same periods in 2001; however, a decrease in average selling price still occurred for the nine month period due to significantly reduced sales of seamless pipe, which has the highest average selling price of the Division's products.

      GROSS PROFITS. Gross profit was $35.5 million and $91.1 million for the three and nine months ended September 30, 2002, respectively, or 15.1% and 13.7% of sales, compared to $32.3 million and $64.0 million, or 16.2% and 11.0% of sales, for the same periods in 2001. The increase of $3.2 million and $27.1 million, respectively, in gross profit was primarily attributable to the $28.0 million, $21.0 million and $12.0 million increase in profitability resulted from the increased sales and pricing of coil and welded pipe, rail, and rod and bar products, respectively. These increases were partially offset by a $10.0 million decrease in gross margin due to a decrease of seamless pipe sales and no electricity sales in 2002.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") of $14.2 million and $44.1 million for the three and nine months ended September 30, 2002, respectively, decreased by 15.1% and 3.8%, from $16.8 million and $45.9 million for the corresponding periods of 2001. The decrease from 2001 was primarily due to reduced seamless pipe commission fees paid in 2002 versus the first nine months of 2001. SG&A expenses decreased as a percentage of total sales to 6.1% and 6.6% for the three and nine months ended September 30, 2002 from 8.4% and 7.9% in the corresponding periods of 2001.

      INTEREST EXPENSE. Total interest expense increased $1.4 million and $0.5 million for the three and nine months ended September 30, 2002, respectively, as compared to corresponding periods in 2001. The Company issued its 10% First Mortgage Notes due 2009 ("10% Notes") on July 15, 2002 in order to refinance its 11% First Mortgage Notes due 2003 ("11% Notes"). Although the Company's 10% Notes bear a lower interest rate than the 11% Notes, the Company incurred increased expense primarily attributable to the additional interest accrued on the 11% Notes which were outstanding concurrently with the 10% Notes for the period of July 15 to August 14, 2002. Similarly, this resulted in an increase of year to date interest expense for 2002, partially offset by the lower average borrowing levels from the Company's credit facility in 2002, and the acceleration of unamortized loan fees due to the revision of maturity date on the amended credit facility in 2001.

      INCOME TAX EXPENSE. The effective income tax expense rate was 42.7% for the nine months ended September 30, 2002, as compared to a tax benefit of 30.0% in the corresponding period in 2001. The effective income tax rate for the nine months ended September 30, 2002 varied principally from the combined state and federal statutory rate due to an increase in the valuation allowance for state tax credit carry-forwards and non-deductible fines and penalties.


Liquidity and Capital Resources
-------------------------------

      At September 30, 2002, the Company's liquidity, comprised of cash, cash equivalents, and funds available under its revolving credit agreement ("Credit Agreement"), totaled approximately $91.3 million, compared to $46.3 million at December 31, 2001.

      Cash flow provided by operations for the nine months ended September 30, 2002 was $37.2 million compared to $23.7 million for the corresponding period of 2001. The items primarily affecting the $13.5 million increase in cash flow for the nine months ended September 30, 2002 were: 1) a non-cash provision for deferred income taxes of $11.7 million, 2) a decrease of $2.2 million in net accounts receivable in 2002 versus an increase of $1.8 million in 2001, 3) increased inventories of $21.8 million versus $3.1 million in 2001, and 4) net income before extraordinary items and the cumulative effect of change in accounting principle of $17.7 million in the first nine months of 2002, versus a net loss of $6.5 million in the first nine months of 2001. Other non-cash transactions included 1) the write-off of $31.9 million worth of goodwill during the first quarter of 2002 resulting in a cumulative effect of change in accounting principle of $18.0 million (net of a $11.3 million tax effect and a $2.6 million minority interest impact); 2) the refinancing of the Company's credit facility and the 11% Notes in July 2002 resulting in a $1.1 million extraordinary loss, net of taxes, on the early extinguishment of debt.

      Net working capital at September 30, 2002 increased $107.0 million compared to December 31, 2001, reflecting a $42.7 million increase in current assets and $64.4 million decrease in current liabilities. The increase in current assets was primarily due to increased cash, inventories, and other current assets ($15.7 million, $21.8 million, and $7.3 million, respectively). In addition, net accounts receivable decreased $2.2 million. The accounts receivable for the nine months ended September 30, 2002, as measured in average daily sales outstanding, decreased to 36 days, as compared to 44 days for the corresponding period in 2001. The decrease is attributed to a faster turnover of welded pipe and rail product receivables from customers paying earlier in order to utilize cash discounts, and an increased effort on collections of receivables. The decrease in current liabilities was primarily due to a $65.0 million decrease in short-term borrowings from the Company's credit facility and the payment of CF&I debt.

     As of September 30, 2002, principal payments on debt are due as follows (in thousands):

                Remainder 2002                               $  1,049
                2003                                            6,787
                2004-2008                                          --
                2009                                          305,000
                                                             --------
                                                             $312,836
                                                             ========


      On July 15, 2002 the Company issued $305 million of 10% Notes in a private offering at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem the Company's 11% Notes (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The old credit agreement, which was to expire on September 30, 2002, was replaced in July 2002 with a new $75 million credit facility that will expire on June 30, 2005. As of September 30, 2002, the Company had outstanding $305 million principal amount of 10% Notes, which bear interest at 10%. The two subsidiaries of the Company, New CF&I, Inc., and CF&I Steel, L.P. (the "Guarantors") guarantee the 10% Notes. The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company (exclusive of Camrose) and the Guarantors. The collateral does not include, among other things, accounts receivable and inventory. The Indenture under which the Notes are issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the Company's net income in relation to its fixed charges, as defined. Under these restrictions, there was no amount available for cash dividends at September 30, 2002.

      As of September 30, 2002, the Company, New CF&I, Inc., CF&I Steel, L.P., and Colorado and Wyoming Railway Company are borrowers under the Credit Agreement, which will expire on June 30, 2005. At September 30, 2002, the amount available was the lesser of $70 million or the sum of the product of the Company's eligible domestic accounts receivable and inventory balances and specified advance rates. The Credit Agreement is secured by these assets in addition to a security interest in certain equity and intercompany interests of the Company. Amounts under the Credit Agreement bear interest based on either
(1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.50%. As of September 30, 2002, there was no outstanding balance due under the Credit Agreement. Had there been new borrowings, the average interest rate for the Credit Agreement would have been 5.5%. The unused line fees were 0.50%. Beginning April 1, 2003, the margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a leverage ratio. The Credit Agreement contains various restrictive covenants including a minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. At September 30, 2002, $5.0 million was restricted under the credit agreement and $6.7 million was restricted under outstanding letters of credit and $63.3 million was available for use.

      The Company is able to draw up to $15 million of the borrowings available under the Credit Agreement to support issuance of letters of credit and similar contracts. At September 30, 2002, $6.7 million was restricted under outstanding letters of credit.

      CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets, principally the Pueblo, Colorado steelmaking and finishing facilities, from CF&I Steel Corporation. This debt is unsecured and is payable over ten years, bearing interest at 9.5%. As of September 30, 2002, the outstanding balance on the debt was $6.1 million, which was classified as short-term.

      Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes by Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2004. At the Company's election, interest is payable based on either the bank's Canadian dollar prime rate, the bank's U.S. dollar prime rate, or LIBOR. As of September 30, 2002, the interest rate of this facility was 4.5%. Annual commitment fees are 0.25% of the unused portion of the credit line. At September 30, 2002, the outstanding balance under the credit facility was $1.7 million.

      During the first nine months of 2002, the Company expended (exclusive of capital interest) approximately $9.4 million and $6.3 million on capital projects at the Oregon Steel Division and the RMSM Division, respectively. For the fourth quarter of 2002, the Company expects capital expenditure to be approximately $2.5 million at the Oregon Steel Division and $1.5 million at the RMSM Division. Despite the unfavorable net results for the nine months ended September 30, 2002, caused by a $18.0 million non-cash goodwill impairment charges required under the new accounting provision of FAS 142, the Company has been able to satisfy its needs for working capital and capital expenditures, due in part on its ability to secure adequate financing arrangements. The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from funds generated from operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No material changes.


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

      The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls
----------------------------

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

                            OREGON STEEL MILLS, INC.


PART II  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      See Part 1, "Consolidated Financial Statements - Note 7, Contingencies" for discussion of status of (a) the lawsuits initiated by the Union alleging violations of the CAA, (b) the environmental issues at the Portland Mill and RMSM, and (c) the status of the labor dispute at RMSM.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

         4.1 Indenture, dated as of July 15, 2002, by and among Oregon Steel Mills, U.S. Bank National Association, as trustee, and New CF&I, Inc., and CF&I Steel, L.P., as guarantors. (Filed as exhibit 4.1 to the Registration statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

         4.2  First Amendment to Oregon Steel Mills, Inc. Indenture.

         4.3 Exchange and Registration Rights Agreement, dated July 15, 2002, between Oregon Steel Mills and Goldman, Sachs & Co. (Filed as exhibit 4.2 to the Registration Statement on Form S-4
              (SEC Reg. No. 333-98249) and incorporated by reference herein).

         4.4 Security Agreement, dated as of July 15, 2002, between Oregon Steel Mills and U.S. Bank National Association. (Filed as exhibit
              4.3 to the Registration Statement on Form S-4 (SEC Reg.
              No. 333-98249) and incorporated by reference herein).

         4.5 Security Agreement, dated as of July 15, 2002, between CF&I Steel, L.P. and U.S. Bank National Association. (Filed as exhibit 4.4 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

         4.6 Security Agreement, dated as of July 15, 2002, between New CF&I, Inc. and U.S. Bank National Association. (Filed as exhibit 4.5 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

         4.7 Intercreditor Agreement, dated July 15, 2002 between U.S. Bank National Association and Textron Financial Corporation. (Filed as exhibit 4.6 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

         4.8 Form of Deed of Trust, Assignment of Rents and Leases and Security Agreement. (Filed as exhibit 4.7 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

         4.9 Form of Global Note. (Filed as exhibit 4.8 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

         4.10 Guarantee of CF&I Steel, L.P. (Filed as exhibit 4.9 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

         4.11 Guarantee of New CF&I, Inc. (Filed as exhibit 4.10 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).


         10.1 Credit Agreement, dated as of July 12, 2002, among Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P. and Colorado & Wyoming Railway Company as borrowers, the financial institutions that are or may from time to time become parties thereto, as Lenders, Textron Financial Corporation, as Agent for the Lenders, and GMAC Business Credit LLC, as Co-Managing Agent. (Filed as exhibit 10.1 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

         10.2 Security Agreement, dated as of July 12, 2002, among Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P. and the
               Agent for the Lenders. (Filed as exhibit 10.2 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).

         99.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


       (b)     Reports on Form 8-K

               On July 11, 2002, a Form 8-K was filed by the Company in relation to press releases that described the July 15, 2002 issuance of the Company's 10% First Mortgage Notes due 2009 and subsequent redemption of its existing 11% First Mortgage Notes due 2003.

               On August 14, 2002, a Form 8-K was filed by the Company with attachment of the CEO and CFO certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             OREGON STEEL MILLS, INC.



Date:   November 12, 2002                         /s/ Jeff S. Stewart
                                          ------------------------------------
                                                     Jeff S. Stewart
                                                Corporate Controller
                                            (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Joe E. Corvin, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Oregon Steel
         Mills, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 12, 2002                   /s/ Joe E. Corvin
                                     ---------------------------------------
                                               Joe E. Corvin
                                      President and Chief Executive Officer

I, L. Ray Adams, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Oregon Steel Mills, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 12, 2002                      /s/ L . Ray Adams
                                    ---------------------------------------
                                                 L . Ray Adams
                                             Vice President - Finance,
                                      Chief Financial Officer, and Treasurer