Form 10-K
period 2002-12-31
OREGON STEEL MILLS INC
filed 2003-03-19
CIK 830260

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

               ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002        COMMISSION FILE NUMBER 1-9887

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

                                Yes X       No
                                   ---         ---
Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                Yes X       No
                                   ---         ---

      The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 28th, 2002, was approximately $153,460,617. The aggregate market value was computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter.

      Indicate the number of shares outstanding of each of the registrant's classes of stock as of January 31, 2003:

      COMMON STOCK, $.01 PAR VALUE                       25,789,854
      ----------------------------             --------------------------------
            (Title of Class)                    (Number of shares outstanding)

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Proxy statement for the Registrant's Annual Meeting of Stockholders to be held May 1, 2003 is incorporated by reference into Part III of this report.

                            OREGON STEEL MILLS, INC.
                                TABLE OF CONTENTS
                                                                           PAGE
                                     PART I
ITEM

   1.      BUSINESS.........................................................   1
                 General....................................................   1
                 Products...................................................   3
                 Raw Materials and Semi-finished Slabs .....................   5
                 Marketing and Customers....................................   6
                 Competition and Other Market Factors.......................   7
                 Environmental Matters......................................   9
                 Labor Matters..............................................  12
                 Employees..................................................  14
                 Available Information......................................  14

   2.      PROPERTIES.......................................................  15

   3.      LEGAL PROCEEDINGS................................................  15

   4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  16
                 Executive Officers of the Registrant.......................  16

                              PART II

   5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS................................  17

   6.      SELECTED FINANCIAL DATA..........................................  18

   7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............  19

   7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK................................................  26

   8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  27

   9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE....................  55

                             PART III

   10.
 and 11.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                 AND EXECUTIVE COMPENSATION.................................  56

   12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.............  56

   13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  56

   14.     CONTROLS AND PROCEDURES .........................................  56

                              PART IV

   15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K.............................................57
           SIGNATURES.......................................................  61
           CERTIFICATIONS...................................................  62

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Oregon Steel Mills, Inc. ("Company" or "Registrant") was founded in 1926 by William G. Gilmore and was incorporated in California in 1928. The Company reincorporated in Delaware in 1974. The Company changed its name in December 1987 from Gilmore Steel Corporation to Oregon Steel Mills, Inc.

         During 2002, the Company and its subsidiaries operated two steel minimills and seven finishing facilities in the western United States and Canada. The Company manufactures and markets one of the broadest lines of specialty and commodity steel products of any domestic minimill company. The Company emphasizes the cost efficient production of higher margin specialty steel products targeted at a diverse customer base located primarily west of the Mississippi River and in western Canada. The Company's manufacturing flexibility allows it to manage actively its product mix in response to changes in customer demand and individual product cycles. The Company is organized into two business units known as the Oregon Steel Division and Rocky Mountain Steel Mills ("RMSM") Division.

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

         The Combination Mill gives the Company the ability to produce steel plate in commercially preferred dimensions and sizes, increase its manufacturing flexibility and supply substantially all the Company's plate requirements for large diameter line pipe, as well as coiled plate for applications such as the smaller diameter ERW pipe manufactured at the Camrose Pipe Mill. The Combination Mill produces discrete steel plate in widths from 48" to 136" and in thicknesses from 3/16" to 8". Coiled plate can be produced in widths of 48" to 120" and in thicknesses that range from 0.09" to 0.75". With the Combination Mill, the Company is in a position to produce all grades of discrete steel plate and coiled plate for all of the Company's commodity and specialty plate markets, including heat-treated applications.

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

         CAMROSE PIPE MILL. The Company acquired a 60% interest in the Camrose Pipe Mill in June 1992 from Stelco, Inc. ("Stelco"), a large Canadian steel producer. The Camrose Pipe Mill has two pipe manufacturing mills, a large diameter pipe mill similar to the Napa Pipe Mill and an ERW pipe mill which produces steel pipe used by the oil and gas industry. The large diameter pipe mill produces pipe in lengths of up to 80 feet with a diameter ranging from 20" to 42". The ERW mill produces pipe in sizes ranging from 4.5" to 16" in diameter.

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

         The following chart identifies the Company's principal products and the primary markets for those products.


                           PRODUCTS                             MARKETS
                           --------                             -------

OREGON STEEL DIVISION      Specialty steel and coiled plate     Steel service centers
                                                                Heavy equipment manufacturers
                                                                Railcar manufacturers
                                                                Pressure vessel manufacturers
                                                                Welded pipe mills

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

                           Large diameter steel pipe            Oil and petroleum natural
                                                                   gas transmission pipelines
                                                                Construction

                           Electric resistance welded (ERW)     Oil and natural gas line pipe
                           pipe                                 Construction


RMSM DIVISION              Rail                                 Rail transportation

                           Rod and Bar products                 Construction
                                                                Durable goods
                                                                Capital equipment
                           Seamless pipe                        Oil and petroleum producers

                           Semi-finished                        Seamless tube mills

                                      -3-

       The following table sets forth for the period indicated the tonnage shipped and the Company's total shipments by product class:


                                                          TONS SHIPPED
                                         --------------------------------------
         PRODUCT CLASS                      2002          2001           2000
         -------------                   ---------     ---------      ---------

Oregon Steel Division:
    Steel Plate                            402,000       463,100        709,900
    Coiled Plate                            65,600         8,900         16,900
    Large Diameter Steel Pipe              444,600       281,300         71,300
    Electric Resistance Welded Pipe         34,800        76,400         73,400
                                         ---------     ---------      ---------
        Total Oregon Steel Division        947,000       829,700        871,500
                                         ---------     ---------      ---------

RMSM Division:
    Rail                                   384,100       246,000        314,700
    Rod and Bar                            419,700       432,500        395,100
    Seamless Pipe (FN1)                     30,000        97,700         10,400
    Semi-finished                            2,700         4,700         36,800
                                         ---------     ---------      ---------
        Total RMSM Division                836,500       780,900        757,000
                                         ---------     ---------      ---------
        Total Company                    1,783,500     1,610,600      1,628,500
                                         =========     =========      =========

--------------
(FN1) The Company suspended operation at the seamless pipe mill from May 1999 to September 2000, from November 2001 to April 2002 and from mid-August 2002 to mid-September 2002.

OREGON STEEL DIVISION

         STEEL PLATE AND COIL. The Company's specialty grade and commodity steel plate is produced at the Portland Mill on the Combination Mill. The Combination Mill allows for the production of discrete plate widths up to 136" and coiled plate up to 120" wide. The majority of steel plate is commonly produced and consumed in standard widths and lengths, such as 96" x 240". Specialty steel plate consists of hot-rolled carbon, high-strength-low-alloy, alloy and heat-treated steel plate. Specialty steel plate has superior strength and performance characteristics as compared to commodity steel plate and is typically made to order for customers seeking specific properties, such as improved malleability, hardness or abrasion resistance, impact resistance or toughness, higher strength and the ability to be more easily machined and welded. These improved properties are achieved by chemically refining the steel by either adding or removing specific elements, and by accurate temperature control while hot-rolling or heat-treating the plate. Specialty steel plate is used to manufacture railroad cars, mobile equipment, bridges and buildings, pressure vessels and machinery components. Commodity steel plate is used in a variety of applications such as the manufacture of storage tanks, machinery parts, ships and barges, and general load bearing structures. Coiled plate is the feeder stock for the manufacture of ERW pipe, welded tubing, spiral welded pipe and for conversion into cut-to-length plate.

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

         LARGE DIAMETER STEEL PIPE. The Company manufactures large diameter, double submerged arc-welded ("DSAW") steel pipe at its Napa and Camrose Pipe Mills. Large diameter pipe is manufactured to demanding specifications and is produced in sizes ranging from 16" to 42" in outside diameter with wall thickness of up to 1 1/16" and in lengths of up to 80 feet. At the pipe mills, the Company also offers customers several options, which include internal linings, external coatings, double end pipe joining and, at the Napa Pipe Mill, full body ultrasonic inspection. Ultrasonic inspection allows examination of the ends, long seam welds and the entire pipe body for steelmaking or pipemaking defects and records the results. The Company's large diameter pipe is used primarily in pressurized underground or underwater oil and gas transmission pipelines where high quality is absolutely necessary.

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

         As part of its capital improvement program, the Company improved its rail manufacturing facilities to include the production of in-line head-hardened rail. In-line head-hardened rail is produced through a proprietary technology, known as deep head-hardened or DHH technology, which is licensed from a third party. In 2002, the Company produced approximately 144,000 tons of head-hardened product using the DHH technology. The in-line DHH technology allows the Company to produce head-hardened product up to the capacity of the rail facility. Rail produced using the improved in-line technology is considered by many rail customers to be longer lasting and of higher quality than rail produced with traditional off-line techniques. In 2001, the Pueblo Mill began producing and marketing an improved head-hardened rail called High Carbon Pearlite ("HCP"). This rail metallurgy was designed for heavy application situations such as heavy tonnage curves.

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

         SEAMLESS PIPE. The Company's seamless pipe mill at the Pueblo Mill produces seamless casing, coupling stock and standard and line pipe. The primary use of these products is in the transmission and recovery of oil and natural gas resources, through either above ground or subterranean pipelines. The seamless mill produces both carbon and heat-treated tubular products. The Company also markets green tubes to other tubular mills for processing and finishing. Due to market conditions, operation at the seamless pipe mill was suspended from May 1999 to September 2000, from November 2001 to April 2002 and from mid-August 2002 to mid-September 2002.

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

         With the expanded finishing capability available to the Company from the 1997 completion of the Combination Mill, along with the manufacturing flexibility to purchase semi-finished steel slabs at a lower cost, the Company has consequently purchased material quantities of semi-finished steel slabs on the open market for the Portland Mill since 1999 and each year thereafter. These purchases are made on the spot market and are dependent upon slab availability. The slab market and pricing are subject to significant volatility and slabs may not be available at reasonable prices in the future.

        From mid-January to March 2003, the Company temporarily shut down its Portland Mill melt shop in response to both adverse market conditions and a high level of slab inventories at the end of 2002. The melt shop resumed operations in early March 2003, however, the Company expects a further temporary closure to occur on or about May 2003. The Company has forecasted that semi-finished slab purchases for the Portland Mill will meet the majority of its production needs for 2003. The Company is assessing the short and long term operation of the melt shop and considering the feasibility of producing semi-finished slabs versus the availability and cost of similar slabs for purchase. The book value of assets and other commitments associated with the melt shop operations ("Melt Shop Assets") was approximately $42 million at December 31, 2002. In the event the Company were to permanently cease production at the Portland Mill melt shop, the Company would expense the associated Melt Shop Assets with a charge to operating income.

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

          The sales force is organized both geographically and by product line. The Company has separate sales forces for plate, coiled plate, large diameter steel pipe, ERW pipe, rod and bar, seamless pipe and rail products. Most of the Company's sales and are initiated by contacts between sales representatives and customers. Accordingly, the Company does not incur substantial advertising or other promotional expenses for the sale of its products. Except for contracts entered into from time to time to supply rail and large diameter steel pipe to significant projects (see Part II, Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operation"), the Company does not have any significant ongoing contracts with customers, and orders placed with the Company generally are cancelable by the customer prior to production. Although no single customer or group of affiliated customers represented more than 10% of the Company's sales revenue in 2000 and 2001, during 2002 the Company had sales to one customer, Kern River Gas Transmission Company, which accounted for nearly 20% of its total revenue for the year. It is not expected that sales to any customer in 2003 will represent more than 10% of total sales.

         The Company does not have a general policy permitting return of purchased steel products except for product defects. The Company does not routinely offer extended payment terms to its customers.

         The demand for a majority of the Company's products is not generally subject to significant seasonal trends. The Company's rail products are impacted by seasonal demand, as dictated by the major railroads' procurement schedules. Demand for oil country tubular goods ("OCTG"), which include both seamless pipe and ERW pipe, can be subject to seasonal factors, particularly for sales to Canadian customers. Overall demand for OCTG is subject to significant fluctuations due to the volatility of oil and gas prices and North American drilling activity as well as other factors includ-ing competition from imports. The Company does not have material contracts with the United States government and does not have any major supply contracts subject to renegotiation.

OREGON STEEL DIVISION

       SPECIALTY STEEL PLATE. Customers for specialty steel are located throughout the United States, but the Company is most competitive west of the Mississippi River, where transportation costs are less of a factor. Typical customers include steel service centers and equipment manufacturers. Typical end uses include pressure vessels, construction and mining equipment, machine parts, rail cars and military armor.

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

         BAR PRODUCTS. The Company sells its bar products, primarily reinforcing bar, to fabricators and distributors. The majority of these customers are located in the United States, west of the Mississippi River.

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

         SEAMLESS PIPE. The Company's seamless pipe is sold primarily through its internal sales force to a large number of oil exploration, production companies and directly to companies outside of the OCTG industry, such as construction companies. The market for the Company's seamless pipe is primarily domestic. The demand for this product is determined in large part by the number and drilling depths of the oil and gas drilling rigs working in the United States.

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

OREGON STEEL DIVISION

         SPECIALTY STEEL PLATE. The Company's principal domestic competitor in the specialty steel plate market is Bethlehem Steel Corp. ("Bethlehem"), the largest plate producer in North America and currently operating under an October 2001 Chapter 11 bankruptcy filing. Bethlehem has reportedly accepted an $1.5 billion offer to be acquired by International Steel Group ("ISG"). In 2002, ISG acquired LTV's steel mills and Acme Steel. ISG has not publicly revealed how they plan to operate Bethlehem's plate mills. Bethlehem owns five plate mills located in Indiana, Pennsylvania, and Maryland, of which three are currently operating, with an estimated annual capacity in excess of two million tons, including the largest plate heat treating tonnage capacity in North America. Bethlehem aggressively markets to major national accounts in fabrication and heavy-duty manufacturing as a single source supplier. Although not a major competitor in the western states, U.S. Steel Corporation, located in Indiana, is the second largest domestic specialty plate producer and does represent a significant competitor in the Midwest.

         COMMODITY STEEL PLATE. The Company's principal domestic commodity plate competitor is IPSCO Inc. ("IPSCO"). IPSCO brought into production a green field 120" wide Steckel mill in Iowa in 1998, with that mill operating to nearly the same specifications as the Portland Mill. IPSCO also operates a smaller 72" wide Steckel mill in Saskatchewan, Canada, and in early 2001, completed a new 120" wide Steckel mill in Mobile, Alabama. IPSCO competes primarily in the Midwest commodity plate market, in other selected target markets and in the coiled plate market throughout the U.S. Nucor Corporation's new green field plate mill (circa
2001) in Hertford, North Carolina has an operating capacity of one million tons per year, which has further increased competition in the steel plate market.

         Until its shut-down in November 2001 and subsequent Chapter 11 bankruptcy filing in January 2002, Geneva Steel ("Geneva") was a major competitor of the Company in the commodity plate market. Geneva has not restarted and is generally regarded as permanently shut down and a candidate for liquidation. Geneva, located in Provo, Utah, was the only integrated steel making facility west of the Mississippi, and had historically produced approximately 1.8 million tons of commodity plate and coil per year.

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

          ERW PIPE. The competition in the market for ERW pipe is based on availability, price, product quality and responsiveness to customers. The need for this product has a direct correlation to the number of drilling rigs in the United States and Canada. Principal competitors in the ERW product in western Canada are IPSCO and Prudential Steel Ltd., a wholly-owned subsidiary of Maverick Tube Corporation, located in Calgary, Alberta.

RMSM DIVISION

         RAIL. The majority of current rail requirements in the United States are replacement rails for existing rail lines. Imports have been a significant factor in the domestic rail market in recent years. The Company's capital expenditure program at the Pueblo Mill provided the rail production facilities with continuous cast steel capability and in-line head-hardening rail capabilities necessary to compete with other producers. Pennsylvania Steel Technologies, a division of Bethlehem, is the only other domestic rail producer at this time.

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

        SEAMLESS PIPE. The Company's primary competitors in seamless pipe include a number of domestic and foreign manufacturers. The Company has the flexibility to produce relatively small volumes of specified products on short notice in response to customer requirements. Principal domestic competitors include U.S. Steel Corporation and North Star Steel, a division of Cargill, for seamless product. Lone Star Steel competes with its welded ERW pipe in lieu of seamless, which is acceptable for some applications.

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

       The Clean Air Act Amendments ("CAA") of 1990 imposed responsibilities on many industrial sources of air emissions, including the Company's plants. In addition, the monitoring and reporting requirements of the law subject all companies with significant air emissions to increased regulatory scrutiny. The Company submitted applications in 1995 to the Oregon Department of Environmental Quality ("DEQ") and the Colorado Department of Public Health and Environment ("CDPHE") for permits under Title V of the CAA for the Portland and Pueblo Mills, respectively. A Title V permit was issued for the Portland Mill and related operations in December 2000 and modified it in April 2002. See "Environmental Matters-RMSM Division" below for a description of CAA compliance issues relating to the Pueblo Mill. The Company does not know the ultimate cost of compliance with the CAA, which will depend on a number of site-specific factors. Regardless of the outcome of the matters discussed below, the Company anticipates that it will be required to incur additional expenses and make additional capital expenditures as a result of the law and future laws regulating air emissions.

       The Company's future expenditures for installation of and improvements to environmental control facilities, remediation of environmental conditions, penalties for violations of environmental laws, and other similar matters are difficult to predict accurately. It is likely that the Company will be subject to increasingly stringent environmental standards, including those relating to air emissions, waste water and storm water discharge and hazardous materials use, storage, handling and disposal. It is also likely that the Company will be required to make potentially significant expenditures relating to environmental matters, including environmental remediation, on an ongoing basis. Although the Company has established reserves for environmental matters described below, additional measures may be required by environmental authorities or as a result of additional environmental hazards, identified by such authorities, the Company or others each necessitating further expenditures. Accordingly, the costs of environmental matters may exceed the amounts reserved. Expenditures of the nature described below or liabilities resulting from hazardous substances located on the Company's currently or previously owned properties or used or generated in the conduct of its business, or resulting from circumstances, actions, proceedings or claims relating to environmental matters, may have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.

OREGON STEEL DIVISION

       In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality ("DEQ") committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Company's Portland Mill may have affected sediment quality in the Willamette River. Based on preliminary findings, the DEQ has requested the Company to begin a full remedial investigation ("RI"), including areas of investigation throughout the Portland Mill, and implement source control as required. The Company estimates that costs of the RI study could range from $900,000 to $1,993,000 over the next two years. Based on a best estimate, the Company has accrued a liability of $1,284,000 as of December 31, 2002. The Company has also recorded a $1,284,000 receivable for insurance proceeds that are expected to cover these RI costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI costs as incurred. Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company's results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs. The Company is unable at this time to determine if the likelihood of an unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.

         In a related manner, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency ("EPA"), identifying it, along with 68 other entities, as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to contamination in a portion of the Willamette River that has been designated as the "Portland Harbor Superfund Site." The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability. At this time, nine private and public entities have signed an Administrative Order of Consent ("AOC") to perform a remedial investigation/feasibility study ("RI/FS") of the Portland Harbor Superfund Site under EPA oversight. The RI/FS is expected to take three to five years to complete. The Company is a member of the Lower Willamette Group, which is funding that investigation, and it signed a Coordination and Cooperation Agreement with the EPA that binds it to all terms of the AOC. The Company's cost associated with the RI/FS for 2002 is approximately $195,000, all of which has been covered by the Company's insurer. As a best estimate of the RI/FS costs for years after 2002, the Company has accrued $600,000 as of December 31, 2002. The Company has also recorded a $600,000 receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred. Although the EPA has not yet defined the boundaries of the Portland Harbor Superfund Site, the AOC requires the RI/FS to focus on an "initial study area" that does not now include the portion of the Willamette River adjacent to the Portland Mill. The study area, however, may be expanded. At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by identified PRPs. A determination that the Company is a PRP could cause the Company to incur costs associated with remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company's results of operations. The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA, or natural resource damages and restoration that may be sought by federal, state and tribal natural resource trustees.

         On April 18, 2001, the United Steelworkers of America (the "Union"), along with two other groups, filed suit against the Company under the citizen suit provisions of the Clean Air Act ("CAA") in U.S. District Court in Portland, Oregon. The suit alleges that the Company has violated various air emission limits and conditions of its operating permits at the Portland Mill approximately 100 times since 1995. The suit seeks injunctive relief and unspecified civil penalties. On January 30, 2003, the federal district court judge dismissed the majority of the plaintiffs' claims and limited the type of relief the plaintiffs could receive if they succeeded in proving the remaining allegations. Subsequently, the federal magistrate granted plaintiffs leave to amend their complaint, but any amendments must be consistent with the judge's ruling, which significantly limits the claims and type of relief that may be alleged. The Company believes it has factual and legal defenses to the allegations and intends to defend the matter vigorously. Although the Company believes it will prevail, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

RMSM DIVISION

         In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 2002, the accrued liability was $29.9 million, of which $25.9 million was classified as non-current on the consolidated balance sheet.

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

         In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I has negotiated a settlement of this matter with the EPA. Under that agreement and overlapping with the commitments made to the CDPHE described below, CF&I committed to the conversion to the new NSPS AAa compliant furnace (to be completed approximately two years after permit approval and expected to cost, with all related emission control improvements, approximately $20 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. Once the settlement agreement is finalized, the EPA will file either one or two proposed federal Consent Decrees, which, if approved by the court, will fully resolve all NSPS and PSD issues. At that time CF&I will dismiss its appeal against the EPA. If the proposed settlement with the EPA is not approved, which appears unlikely, it would not be possible to estimate the liability if there were ultimately an adverse determination of this matter.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I has accrued $2.8 million as of December 31, 2002, for possible fines and non-capital related expenditures.

         In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and the EPA. In September 2002, the Company submitted a request for a further extension of certain Title V compliance deadlines, consistent with a joint petition by the State and the Company for an extension of the same deadlines in the State Consent Decree. This modification gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, the Company believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

         In a related matter, in April 2000, the Union filed suit in U.S. District Court in Denver, Colorado, asserting that the Company and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. No decision has been yet reached whether to further appeal this ruling. While the Company does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on appeal.

LABOR MATTERS

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

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of December 31, 2002, approximately 773 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At December 31, 2002, approximately 157 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs as positions became open. As noted above, there were approximately 157 Unreinstated Employees as of December 31, 2002. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. The Company does not believe that final judicial action on the strike issues is likely for at least two to three years.

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

         The United Transportation Union, representing thirty of those former employees, asserted that their members were protected under the FRSA and pursued their claim before the Public Law Board ("PLB"). A hearing was held in November 1999, and the PLB, with one member dissenting, rendered an award on January 8, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages and benefits received elsewhere. On February 6, 2001, C&W filed a petition for review of that award and has referred the matter back to the PLB to determine the specific Relief which should be granted as to each claimant in accordance with the terms of the award. On May 23, 2002, C&W filed an appeal of the District Court's order in the United States Court of Appeals. The appeal was dismissed as being premature given that the hearing on back pay had not yet occurred. The Company does not believe an adverse determination against C&W of this matter would have a material adverse effect on the Company's results of operations.

         The Transportation-Communications International Union, Brotherhood Railway Carmen Division, representing six of those former C&W employees, asserted that their members were pro-tected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and that PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. As of December 31, 2002, two of the six former employees have accepted a settlement from C&W. The Company does not believe an adverse determination against C&W of this matter would have a material adverse effect on the Company's results of operations.

EMPLOYEES

         As of December 31, 2002, the Company had approximately 2,000 full-time employees. Within the Oregon Steel Division, except as noted below, the employees of the Portland Mill, the Napa Pipe Mill and the corporate headquarters are not represented by a union. In December 2002, 13 employees of a small technical department at the Portland Mill voted in favor of allowing Northwest Metal Producers Association ("NWMPA") to represent them in collective bargaining with management. Approximately 50 employees at the Camrose Pipe Mill are members of the Canadian Autoworkers Union ("CAW") and are working under the terms of a collective bargaining agreement that expires in 2003. Approximately 600 employees of the RMSM Division work under collective bargaining agreements with several unions, including the United Steelworkers of America. The Company and the United Steelworkers of America have been unable to agree on terms for a new labor agreement and are operating under the terms of the Company's last contract offer, which was implemented in 1998. See "Business-Labor Matters".

         The domestic employees of the Oregon Steel Division participate in the Employee Stock Ownership Plan ("ESOP"). As of December 31, 2002, the ESOP owned approximately 3% of the Company's outstanding common stock. At the discretion of the Board of Directors, common stock is contributed to the ESOP. The Company also has profit participation plans for its employees, with the exception of bargaining unit employees of Camrose and executive officers of the Company, which permit eligible employees to share in the pretax income of their operating unit. The Company may modify, amend or terminate the plans, at any time, subject to the terms of various labor agreements.

AVAILABLE INFORMATION

         The public may read and copy any materials the Company file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

         The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and that the address of that site is www.sec.gov.

         The Company's Web site is www.oregonsteel.com. The Company makes available free of charge, on or through its Web site, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission ("SEC"). Information contained on the Company's Web site is not part of this report.

ITEM 2.  PROPERTIES

OREGON STEEL DIVISION

         The Portland Mill is located on approximately 143 acres owned by the Company in the Rivergate Industrial Park in Portland, Oregon, near the confluence of the Columbia and Willamette rivers. The operating facilities principally consist of an electric arc furnace, ladle metallurgy station, vacuum degasser, slab casting equipment and the Combination Mill, as well as an administrative office building. The Company's heat-treating facilities are located nearby on a 5-acre site owned by the Company.

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

RMSM DIVISION

         The Pueblo Mill is located in Pueblo, Colorado on approximately 570 acres. The operating facilities principally consist of two electric arc furnaces, a ladle refining furnace and vacuum degassing system, two 6-strand continuous round casters for producing semi-finished steel, and three finishing mills (a rail mill, a seamless pipe mill, and a rod and bar mill). Due to market conditions, operation at the seamless pipe mill was suspended from May 1999 to September 2000, from November 2001 to April 2002 and from mid-August 2002 to mid-September 2002.

         At December 31, 2002, the Company had the following nominal capacities, which are affected by product mix:

                                                      PRODUCTION     PRODUCTION
                                                       CAPACITY        IN 2002
                                                      ----------     ----------
                                                                (TONS)
         Portland Mill:       Melting                   840,000         456,600
                              Finishing               1,200,000         847,000
         Napa Pipe Mill:      Steel Pipe                400,000         360,700
         Camrose Pipe Mill:   Steel Pipe                320,000          26,500
         Pueblo Mill:         Melting                 1,200,000         916,600
                              Finishing Mills (FN1)   1,200,000         852,100

-------------------------
(FN1) Includes the production capacity and production in 2002 of 150,000 tons and 32,500 tons, respectively, of the seamless pipe mill.

         The Company's 10% First Mortgage Notes due 2009 ("10% Notes") are secured, in part, by a lien on substantially all of the property, plant and equipment of the Company, exclusive of Camrose. New CF&I and CF&I (collectively, the "Guarantors") have pledged substantially all of their property, plant and equipment and certain other assets as security for their guarantees of the 10% Notes. (See Note 6 to the Consolidated Financial Statements.)

ITEM 3.  LEGAL PROCEEDINGS

         See Part I, Item 1, "Business - Environmental Matters", for discussion of (a) the lawsuits initiated by the Union alleging violations of the CAA, and
(b) the environmental issues at the Portland Mill and RMSM.

         See Part I, Item 1, "Business - Labor Matters", for the status of the labor dispute at RMSM.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were voted upon during the fourth quarter of the year ended December 31, 2002.



                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders.

         The name of each executive officer of the Company, age as of February 1, 2003 and position(s) and office(s) held by each executive officer are as follows:

                                                             DATE ASSUMED
NAME                    AGE    POSITION(S)                   PRESENT POSITION(S)
----------------------  ---    -------------------------     -------------------

Joe E. Corvin           58     President and                    January 2000
                               Chief Executive Officer

L. Ray Adams            52     Vice President, Finance          March 1991
                               Chief Financial Officer
                               and Treasurer

Michael D. Buckentin    41     Vice President,                  July 2001
                               Operations -
                               Oregon Steel Division

Larry R. Lawrence       55     Senior Vice President,           July 2001
                               Sales - Oregon Steel Division

Steven M. Rowan         57     Vice President,                  February 1992
                               Materials and Transportation

Robert A. Simon         41     Vice President and               September 2000
                               General Manager -
                               RMSM Division

Jeff S. Stewart         41     Corporate Controller             January 2000




         Each of the executive officers named above has been employed by the Company in an executive or managerial role for at least five years.

                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the New York Stock Exchange. At December 31, 2002, the number of common stockholders of record was 906. Information on quarterly dividends and common stock prices is shown on page 27 and incorporated herein by reference.

         The Indenture under which the Company's 10% Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including common stock dividends. One of the restrictions on cash dividends is based on the cumulative amount of the Company's consolidated net income, as defined. Under that restriction, there was no amount available for cash dividends at December 31, 2002. In addition, the Company cannot pay cash dividends under its Credit Agreement without prior approval from its lenders. (See Note 6 to the Consolidated Financial Statements and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

ITEM 6.      SELECTED FINANCIAL DATA

                                                                                YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------------------
                                                       2002             2001             2000             1999             1998
                                                    ---------        ---------        ---------        ---------        ---------
                                                            (IN THOUSANDS, EXCEPT TONNAGE, PER TON AND PER SHARE AMOUNTS)
   INCOME STATEMENT DATA:
   Sales (FN1)                                      $ 904,950        $ 780,887        $ 672,017        $ 884,649        $ 937,400
   Cost of sales                                      783,940          694,941          619,016          756,461          826,606
   Settlement of litigation                                --           (3,391)              --           (7,027)          (7,037)
   Loss (gain) on sale of assets                       (1,283)             (10)            (290)             501           (4,746)
   Selling, general and administrative expenses        58,600           64,300           51,486           55,992           56,189
   Incentive compensation                               3,761              244              698           10,540            2,890
                                                    ---------        ---------        ---------        ---------        ---------
        Operating income                               59,932           24,803            1,107           68,182           63,498
   Interest expense                                   (36,254)         (35,595)         (34,936)         (35,027)         (38,485)
   Other income (expense), net                          2,843            3,044            4,355            1,290             (484)
   Minority interests                                  (3,036)            (339)              (7)          (1,475)          (4,213)
   Income tax benefit (expense)                       (10,032)           2,159           11,216          (13,056)          (8,387)
                                                    ---------        ---------        ---------        ---------        ---------
   Net income (loss) before extraordinary
     loss and cumulative effect of change
     in accounting principle                           13,453           (5,928)         (18,265)          19,914           11,929
   Extraordinary loss from extinguishment
     of debt, net of tax                               (1,094)              --               --               --               --
   Cumulative effect of change in accounting
     principle, net of tax                            (17,967)              --               --               --               --
                                                    ---------        ---------        ---------        ---------        ---------
          Net income (loss)                         $  (5,608)       $  (5,928)       $ (18,265)       $  19,914        $  11,929
                                                    =========        =========        =========        =========        =========
   COMMON STOCK INFORMATION:
   Basic earnings (loss) per share                  $  (0.21)        $   (0.22)       $   (0.69)        $   0.76        $    0.45
   Diluted earnings (loss) per share                $  (0.20)        $   (0.22)       $   (0.69)        $   0.76        $    0.45
   Cash dividends declared per share                $     --         $      --        $    0.06         $   0.56        $    0.56
   Weighted average common shares & common
      equivalents outstanding
      Basic                                           26,388            26,378           26,375           26,375           26,368
      Diluted                                         26,621            26,378           26,375           26,375           26,368
   BALANCE SHEET DATA (AT DECEMBER 31):
   Working capital                                  $150,377         $  53,462        $ 108,753         $101,177        $  34,428
   Total assets                                      849,362           869,576          880,354          877,254          993,970
   Current liabilities                               145,085           205,607          126,748          101,660          252,516
   Long-term debt                                    301,428           233,542          314,356          298,329          270,440
   Total stockholders' equity                        306,990           318,586          331,645          352,402          345,117

   OTHER DATA:
   Depreciation and amortization                    $ 45,868         $  46,097        $  46,506         $ 47,411        $  45,164
   Capital expenditures                             $ 18,246         $  12,933        $  16,684         $ 15,908        $  27,754
   Total tonnage sold:
      Oregon Steel Division                          947,000           829,700          871,500          969,800          808,800
      RMSM Division                                  836,500           780,900          757,000          734,900          861,700
                                                 -----------         ---------        ---------        ---------        ---------
        Total tonnage sold                         1,783,500         1,610,600        1,628,500        1,704,700        1,670,500
                                                 ===========         =========        =========        =========        =========


   Operating margin (FN2)                               6.5%              2.7%             0.1%             7.0%             5.5%
   Operating income per ton sold (FN2)                  $33               $13               $1              $36              $31




----------------------------------
(FN1) Includes freight revenues of $54.5 million, $54.8 million and $36.1 million, in 2002, 2001, and 2000, respectively, and sale of electricity of $19.1 million and $2.8 million in 2001 and 2000, respectively. During 2001 and 2000, the Portland Mill was the beneficiary of a committed power supply contract with a local utility company. Under the contract, the utility guaranteed to supply an amount of electricity to the mill at a fixed rate. During the west coast electricity shortage in 2000 and 2001, the Company agreed not to use a daily determined portion of the guaranteed supply and was compensated by the local utility at a daily-determined rate per megawatt/hour. The revenue from this was included in operating income because the Company made an operational choice to not use power in return for compensation rather than to produce product. There was no direct cost of sales associated with this transaction and, accordingly, the net revenue (compensation in excess of contracted price) fully impacted operating income for the period.

(FN2) Excludes settlement of litigation and gains and losses on sale of assets.

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

         The consolidated financial statements include the accounts of the Company and its subsidiaries, which include wholly- owned Camrose Pipe Corporation, which through ownership in another corporation holds a 60% interest in Camrose Pipe Company ("Camrose"); and 87% owned New CF&I, which owns a 95.2% interest in CF&I. The Company also directly owns an additional 4.3% interest in CF&I. In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills. All significant intercompany balances and transactions have been eliminated.

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


                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                        2002              2001              2000
                                                                      --------          --------          --------
INCOME STATEMENT DATA:
     Sales                                                               100.0%            100.0%            100.0%
     Cost of sales                                                        86.6              89.0              92.1
     Settlement of litigation                                               --              (0.4)               --
     Loss (gain) on sale of assets                                        (0.1)               --                --
     Selling, general and administrative expenses                          6.5               8.2               7.7
     Incentive compensation                                                0.4                --               0.1
                                                                      --------          --------          --------

          Operating income                                                 6.6               3.2               0.1
     Interest expense                                                     (4.0)             (4.6)             (5.2)
     Other income (expense), net                                           0.3               0.4               0.6
     Minority interests                                                   (0.3)             (0.1)               --
                                                                      --------          --------          --------
          Pretax income (loss)                                             2.6              (1.1)             (4.5)
     Income tax benefit (expense)                                         (1.1)              0.3               1.7
                                                                      --------          --------          --------
      Net income (loss) before extraordinary loss and
       cumulative effect of change in accounting principle                 1.5              (0.8)             (2.8)
     Extraordinary loss from extinguishment of debt of tax                (0.1)               --                --
     Cumulative effect of change in accounting principle,
       net of tax                                                         (2.0)               --                --
                                                                      --------          --------          --------
          Net loss                                                        (0.6)%            (0.8)%            (2.8)%
                                                                      ========          ========          ========


BALANCE SHEET DATA (AT DECEMBER 31):
     Current ratio                                                       2.0:1             1.3:1             1.9:1
     Total debt as a percentage of capitalization                         47.6%             49.3%             49.6%
     Net book value per share                                            $11.90           $12.36            $12.87



         The following table sets forth by division, for the periods indicated, tonnage sold, revenues and average selling price per ton.


                                                       YEAR ENDED DECEMBER 31,
                                            --------------------------------------------
                                               2002             2001             2000
                                            ----------       ----------       ----------
TOTAL TONNAGE SOLD:
     Oregon Steel Division:
        Plate and coil                         467,600          472,000          726,800
        Welded pipe                            479,400          357,700          144,700
                                            ----------       ----------       ----------
             Total Oregon Steel Division       947,000          829,700          871,500
                                            ----------       ----------       ----------
     RMSM Division:
        Rail                                   384,100          246,000          314,700
        Rod and Bar                            419,700          432,500          395,100
        Seamless Pipe (FN1)                     30,000           97,700           10,400
        Semi-finished                            2,700            4,700           36,800
                                            ----------       ----------       ----------
             Total RMSM                        836,500          780,900          757,000
                                            ----------       ----------       ----------
             Total Company                   1,783,500        1,610,600        1,628,500
                                            ==========       ==========       ==========
PRODUCT SALES (IN THOUSANDS): (FN2)
     Oregon Steel Division                  $  535,049       $  414,994       $  363,624
     RMSM Division                             315,448          291,993          269,505
                                            ----------       ----------       ----------
             Total Company                  $  850,497       $  706,987       $  633,129
                                            ==========       ==========       ==========
AVERAGE SELLING PRICE PER TON:(2)
     Oregon Steel Division                  $      565       $      500       $      417
     RMSM Division                          $      377       $      374       $      356
            Company Average                 $      477       $      439       $      389


-----------------------
(FN1) The Company suspended operation of the seamless pipe mill from May 1999 until October 2000, from November 2001 to April 2002 and from mid-August
      2002 to mid-September 2002.

(FN2) Product sales and average selling price per ton exclude freight revenues of $54.5 million, $54.8 million and $36.1 million, in 2002, 2001, and 2000, respectively, and sale of electricity of $19.1 million and $2.8 million in 2001 and 2000, respectively. During 2001 and 2000, the Portland
      Mill was the beneficiary of a committed power supply contract with a local utility company. Under the contract the utility guaranteed to supply an amount of electricity to the mill at a fixed rate. During the west coast electricity shortage in 2000 and 2001, the Company agreed not to use a daily determined portion of the guaranteed supply and was compensated by the local utility at a daily-determined rate per megawatt/hour. The revenue from this was included in operating income because the Company made an operational choice to not use power in return for compensation rather than to produce product. There was no direct cost of sales associated with this transaction and, accordingly, the net revenue
      (compensation in excess of contracted price)fully impacted operating income for the period.


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

         The Company's operating results were positively affected in 2002 by, among other things, increased demand for welded pipe products. However, increased pricing pressure in plate products continued in 2002. The specialty and commodity plate markets have been impacted by both new sources of domestic supply and continued imports from foreign suppliers, which have adversely affected average selling prices for the Company's plate products. High fixed costs motivate steel producers to maintain high output levels even in the face of falling prices, thereby increasing further downward pressures on selling prices. The domestic steel industry and the Company's business are highly cyclical in nature and these factors have adversely affected the profitability of the Company.

         On March 5, 2002, President Bush announced the imposition of restrictions on a wide range of steel imports for three years, including a 30% tariff on steel plate and hot-rolled coil and a 30% tariff on imports of steel slabs in excess of 5.4 million tons in year one. The tariffs on steel plate, coil, and slabs decline to 24% in year two and 18% in year three. The tariffs for steel slabs are for imports in excess of 5.9 million tons in year two and
6.4 million tons in year three. Imports from Mexico, a large exporter of slab to the U.S., and Canada and certain developing countries are exempted from these restrictions. This action is expected to reduce the supply of certain steel products available on the U.S. market, thereby increasing the prices domestic steel manufacturers can charge for those products. These restrictions did not materially impact either the supply or the cost of steel slabs which the Company purchases on the open market to process into steel plate and coil.

         The Company expects to ship approximately 1.8 million tons of product during 2003. The Oregon Steel Division anticipates that it will ship approximately 270,000 tons of welded pipe and approximately 700,000 tons of plate and coil products during 2003. The product mix is expected to shift in terms of tons, from 51% of welded pipe and 49% of plate and coil in 2002, to approximately 25% and 75%, respectively in 2003. This shift in product mix is expected to have a material negative impact on the 2003 average sales price and operating income for the division. The RMSM Division anticipates that it will ship approximately 390,000 tons of rail, and approximately 440,000 tons of rod and bar products. Seamless pipe shipments will be dependent on market conditions in the drilling industry. While the Company anticipates that product category average selling prices will be similar in 2003 as in 2002, higher raw material and energy costs are expected to have a negative impact on the operating income for the division. Accordingly, the Company expects consolidated operating income to be significantly lower in 2003 versus 2002. However, the Company expects liquidity to remain adequate through 2003 unless there is a substantial negative change in overall economic markets.

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

           ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of December 31, 2002, the allowance of doubtful accounts was approximately $4.4 million. In establishing a proper allowance for doubtful accounts, the Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where management is aware of the circumstances that may impair a specific customer's ability to meet its financial obligations, the Company records a specific allowance against amounts due from customers, and thereby reduces the net recognized receivable amount the Company reasonably believes will be collected. For all other customers, the Company evaluates the allowance for doubtful accounts based on the length of time the receivables are past due, historical collection experience, customer credit-worthiness and economic trends.


         INVENTORY. The Company's inventory consists of raw materials, semi-finished, finished products and operating stores and supplies. At December 31, 2002, inventory was approximately $162.8 million. If appropriate, the Company's inventory balances are adjusted to approximate the lower of manufacturing cost or market value. No such adjustment was required in 2002. Manufacturing cost is determined using the average cost method.


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

         EMPLOYEE BENEFITS PLANS AND OTHER POST-RETIREMENT BENEFITS. Annual pension and other post-retirement benefits ("OPRB") expenses are calculated by third party actuaries using standard actuarial methodologies. The actuaries assist the Company in making estimates based on historical information, current information and estimates about future events and circumstances. Significant assumptions used in the valuation of pension and OPRB include expected return on plan assets, discount rate, rate of increase in compensation levels and the health care cost trend rate. The Company accounts for the defined benefit pension plans using Statement of Financial Accounting Standards No. 87, "EMPLOYER'S ACCOUNTING FOR PENSIONS" ("SFAS No. 87"). As a result of continuing declines in interest rates and the market value of the Company's defined benefit pension plans' assets, the Company was required to increase the minimum pension liability at December 31, 2002 by $10.5 million. This adjustment did not impact current earnings. For further details regarding the Company's benefits and post-retirement plans, see Note 11 to the Consolidated Financial Statements.

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

COMPARISON OF 2002 TO 2001

         SALES. Consolidated sales for 2002 of $905.0 million increased $124.1 million, or 15.9%, from sales of $780.9 million for 2001. Included in 2001 sales are $19.1 million in electricity sales; the Company did not have any sales of electricity in 2002. Revenues from product sales increased 20.3% to $850.5 million in 2002 from $707.0 million in 2001. Shipments were up 10.7% at 1,783,500 tons for 2002 compared to 1,610,600 tons for 2001. The average product selling price per ton increased from $439 in 2001 to $477 in 2002. Growth in both product sales and related average selling prices were due primarily to higher shipments of welded pipe and rail products and higher rod and bar prices in 2002.

         OREGON STEEL DIVISION. For 2002, the division shipped 947,000 tons of plate, coil and welded pipe products, compared to 829,700 tons in 2001. This increase was due to significantly higher shipments of welded pipe resulting from the supply of more than 370,000 tons of large diameter pipe to Kern River Gas Transmission Company, for its Kern River Expansion Project. Average selling price per ton increased in 2002 to $565 from $500 in the prior year. The increase was mainly due to a shift in product mix towards higher priced welded pipe products attributable to the Kern River Expansion Project pipe order.

         RMSM DIVISION. For 2002, the division shipped 836,500 tons, compared to 780,900 tons in 2001. The increase was due to higher shipments of rail products, partially offset by decreased rod and bar shipments, as well as decreased seamless pipe and semi-finished products. Average product selling price per ton increased to $377 in 2002 from $374 in 2001. The shift of product mix to rail in 2002 was the principal reason for the improved pricing. In addition, the demand for seamless pipe remained sluggish throughout 2002, and as a result, the seamless mill was temporarily shut down for the periods from November 2001 to April 2002 and from mid-August 2002 to mid-September of 2002.

         GROSS PROFITS. Gross profit was $121.0 million, or 13.4% of sales, for 2002 compared to $85.9 million, or 11.0% of sales, for 2001. The increase of $35.1 million in gross profit was positively impacted by increased sales of high-priced welded pipe from the Napa Pipe Mill, and increased sales of rail products and higher rod and bar prices at the RMSM Division.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") of $58.6 million for 2002 decreased by 8.9%, from $64.3 million for 2001. SG&A expenses decreased as a percentage of total sales to 6.5% in 2002 from 8.2% in 2001. The decrease was due to higher general adminstrative costs in 2001, including such non-recurring items as $3.1 million of seamless pipe commission fees and $4.0 million of environmental and other legal expenses reserves.

         INTEREST EXPENSE. Total interest expense increased $659,000, or 1.9%, to $36.3 million in 2002, compared to $35.6 million in 2001. The Company issued its 10% First Mortgage Notes due 2009 ("10% Notes") on July 15, 2002 in order to refinance its 11% First Mortgage Notes due 2003 ("11% Notes"). Although the Company's 10% Notes bear a lower interest rate than the 11% Notes, the Company incurred increased interest expense primarily attributable to the additional interest accrued on the 11% Notes which were outstanding concurrently with the 10% Notes for the period of July 15 to August 14, 2002. This was partially offset by the lower average borrowing levels from the Company's credit facility in 2002. In 2001, interest expense included additional expensed loan fees due to the amendment of the Company's credit facility.

         INCOME TAX EXPENSE. The effective income tax expense rate was 42.7% for 2002 versus an effective income tax benefit rate of 26.7% for 2001. The effective income tax rate for 2002 varied principally from the combined state and federal statutory rate due to a 1.7 million increase in the valuation allowance for state tax credit carryforwards.

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

         OREGON STEEL DIVISION. For 2001, the division shipped 829,700 tons of plate, coil and welded pipe products, compared to 871,500 tons in 2000. This decrease was due to a weakness in market demand and also due, in large part, to the 6-day temporary curtailment at the Portland Mill during August of 2001. This curtailment was in response to the plate market decline. Despite the decline in total shipments, average selling price per ton, net of revenues from the electricity sales and shipping revenues, increased in 2001 to $500 from $417 in the prior year. The increase was in large part due to greater mix of higher priced welded pipe products attributable to the increased pipe orders at the Napa Pipe Mill. Also included in 2001 sales is $16.9 million in electricity sales. The Company sold approximately 50% of excess power load in its melting facility at the Portland Mill back to the local utility under an electricity exchange contract, which expired in October 2001.

         RMSM DIVISION. For 2001, the division shipped 780,900 tons, compared to 757,000 tons in 2000. The increase was due to higher shipments of seamless pipe and rod and bar products, partially offset by decreased rail shipments caused by capital program reductions by the major railroads. Average product selling price per ton increased to $374 in 2001 from $356 in 2000. The shift of product mix to seamless pipe in 2001 was the principal reason for the improved pricing, as seamless pipe has the highest selling price per ton of all the division's products. Due to the adverse market conditions in the prior year, no seamless products were shipped during the first nine months of 2000 because the operation was temporarily shut down. While performance of seamless products for the first half of 2001 was strong, market conditions again deteriorated as demand from oil and gas distributors decreased toward the second half of the year, due to significant decline of oil and natural gas prices. As a result, the seamless mill was temporarily shut down in November 2001 and for the balance of the year. Also included in 2001 sales is $2.2 million in electricity sales.

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

         INCOME TAX EXPENSE. Effective income tax benefit rate was 26.7% and 38.0% for 2001 and 2000, respectively. The effective income tax rate for 2001 varied principally from the combined state and federal statutory rate due to the adjustments created by structural changes in the Company's foreign operations, and non-deductible fines and penalties.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, the Company's liquidity, comprised of cash, cash equivalents, and funds available under its revolving credit agreement (" Credit Agreement"), totaled approximately $94.9 million, compared to $46.3 million at December 31, 2001.

         Cash flow provided by operations for 2002 was $54.1 million compared to $49.5 million in 2001. The items primarily affecting the $4.6 million increase in cash flows were - a) non-cash transactions including: 1) the write-off of $31.9 million worth of goodwill during the first quarter of 2002 resulting in a cumulative effect of change in accounting principle of $18.0 million (net of a $11.3 million tax effect and $2.6 million of minority interest); 2) a non-cash provision for deferred income taxes of $12.1 million in 2002; and 3) the refinancing of the Company's credit facility and the 11% Notes in July 2002 resulting in a $1.1 million extraordinary loss, net of taxes, on the early extinguishment of debt; b) changes in working capital requirements including: 1) increased inventories of $30.4 million versus $2.6 million in 2001; 2) a decrease of $4.6 million in net accounts receivable in 2002 versus an increase of $2.0 million in 2001; 3) a $9.1 million increase operating liabilities in 2002 versus an $18.0 million increase in 2001.

         Net working capital at December 31, 2002 increased $96.9 million compared to December 31, 2001, reflecting a $36.4 million increase in current assets and a $60.5 million decrease in current liabilities. The increase in current assets was primarily due to increased cash and inventories ($20.8 million and $30.4 million, respectively). An offset to the increase in current assets was decreases in accounts receivable and deferred tax asset ($4.6 million and $9.9 million, respectively). The accounts receivable for the year ended December 31, 2002, as measured in average daily sales outstanding, decreased to 35 days, as compared to 40 days for the year ended December 31, 2001. The decrease was attributable to a faster turnover of welded pipe and rail product receivables from customers paying earlier in order to utilize cash discounts, and an increased effort on collec-tions of receivables. The decrease in current liabilities was primarily due to a $61.6 million decrease in short-term borrowings from the Company's credit facility which was paid off with the proceeds of the 10% Notes. In addition, the Company made a series of payments totaling $14.5 million to complete the payoff of the 10-year CF&I acquisition term loan of $67.5 million, incurred by CF&I as part of the purchase price of certain assets of CF&I Steel Corporation on March 31, 1993.

      As of December 31, 2002, principal payments on debt are due as follows (in thousands):

                2003                                                     -
                2004-2008                                                -
                2009                                               305,000
                                                                   -------
                                                                  $305,000
                                                                  ========

      On July 15, 2002 the Company issued $305 million of 10% Notes in a private offering at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem the Company's 11% Notes (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The old credit agreement, which was to expire on September 30, 2002, was replaced in July 2002 with a new $75 million credit facility that will expire on June 30, 2005. As of December 31, 2002, the Company had outstanding $305 million principal amount of 10% Notes, which bear interest at 10%. The two subsidiaries of the Company, New CF&I, Inc., and CF&I Steel, L.P. (the "Guarantors") guarantee the 10% Notes. The Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company (exclusive of Camrose) and the Guarantors. The collateral does not include, among other things, accounts receivable and inventory. The Indenture under which the 10% Notes are issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company's net income as defined. Under these restrictions, there was no amount available for cash dividends at December 31, 2002. In addition, the Company cannot pay cash dividends under its Credit Agreement without prior approval from its lenders.

      As of December 31, 2002, the Company, New CF&I, Inc., CF&I Steel, L.P., and Colorado and Wyoming Railway Company are borrowers under the Credit Agreement, which will expire on June 30, 2005. At December 31, 2002, the amount available was the lesser of $70 million or the sum of the product of the Company's eligible domestic accounts receivable and inventory balances and specified advance rates. The Credit Agreement is secured by these assets in addition to a security interest in certain equity and intercompany interests of the Company. Amounts under the Credit Agreement bear interest based on either
(1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.50%. As of December 31, 2002, there was no outstanding balance due under the Credit Agreement. Had there been new borrowings in 2002, the average interest rate for the Credit Agreement would have been 5.5%. The unused line fees were 0.50%. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including a minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. At December 31, 2002, $5.0 million was restricted under the Credit Agreement, $8.2 million was restricted under outstanding letters of credit, and $61.8 million was available for use.

      The Company is able to draw up to $15 million of the borrowings available under the Credit Agreement to support issuance of letters of credit and similar contracts. At December 31, 2002, $8.2 million was restricted under outstanding letters of credit.

       Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes by Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September

2004. At the Company's election, interest is payable based on either the bank's Canadian dollar prime rate, the bank's U.S. dollar prime rate, or LIBOR. As of December 31, 2002, the interest rate of this facility was 4.5%. Annual commitment fees are 0.25% of the unused portion of the credit line. At December 31, 2002, there was no outstanding balance due under the credit facility.

         During 2002, the Company expended (exclusive of capital interest) approximately $9.0 million and $8.4 million on capital projects at the Oregon Steel Division and the RMSM Division, respectively. Despite the unfavorable net results for 2002, caused by a $18.0 million non-cash goodwill impairment charge required under the new accounting provision of FAS 142, the Company has been able to satisfy its needs for working capital and capital expenditures through operating income and, in part, through its ability to secure adequate financing arrangements. The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from funds generated from operations, and if necessary, from the available credit facility.

         The Company's level of indebtedness presents other risks to investors, including the possibility that the Company and its subsidiaries may be unable to generate cash sufficient to pay the principal of and interest on their indebtedness when due. In that event, the holders of the indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and to proceed against their collateral, if applicable. These actions would likely have a material adverse effect on the Company. In addition, the Company faces potential costs and liabilities associated with environmental compliance and remediation issues and the labor dispute at the Pueblo Mill, as well as the potential shutdown of the melt shop at the Portland Mill. See "Business-Environmental Matters", "Business-Labor Matters" and "Business-Raw Material and Semi-Finished Slabs" for a description of those matters. Any costs or liabilities in excess of those expected by the Company could have a material adverse effect on the Company.


NEW ACCOUNTING PRONOUNCEMENTS

         See Note 2, in Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements".


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

 INTEREST RATE RISK

         Sensitivity analysis was used to determine the potential impact that market risk exposure may have on the fair values of the Company's financial instruments, including debt and cash equivalents. The Company has assessed the potential risk of loss in fair values from hypothetical changes in interest rates by determining the effect on the present value of the future cash flows related to these market sensitive instruments. The discount rates used for these present value computations were selected based on market interest rates in effect at December 31, 2002, plus or minus 10%.

          All of the Company's debt is fixed-rate debt. A hypothetical 10% decrease in interest rates with all other variables held constant would result in an increase in the fair value of the Company's fixed-rate debt by $17.7 million. A hypothetical 10% increase in interest rates with all other variables held constant would result in a decrease in the fair value of the Company's fixed-rate debt by $16.3 million. The fair value of the Company's fixed-rate debt was estimated by considering the impact of the hypothetical interest rates on quoted market prices and current yield. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because the Company intends to hold these obligations to maturity unless the Company elects to repurchase its outstanding debt securities at prevailing market prices.

FOREIGN CURRENCY RISK

         In general, the Company uses a single functional currency for all receipts, payments and other settlements at its facilities. Occasionally, transactions will be denominated in another currency and a foreign currency forward exchange contract is used to hedge currency gains and losses; however, at December 31, 2002, the Company did not have any open forward contracts.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                           QUARTERLY FINANCIAL DATA - UNAUDITED

                                                     2002                                            2001
                                 ---------------------------------------------- -----------------------------------------------
                                    4TH        3RD        2ND          1ST         4TH         3RD         2ND         1ST
                                    ---        ---        ---          ---         ---         ---         ----        ---
                                                            (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

Sales                             $240.1     $234.5     $231.3       $199.1      $197.7      $199.3      $204.3      $179.6
Cost of sales                      210.1      199.0      197.4        177.4       172.3       167.1       180.0       172.2
Gross profit                        30.0       35.5       33.9         21.7        25.4        32.2        24.3         7.4
Operating income (loss)             15.0       19.8       17.0          8.1         6.8        15.4         8.9        (6.3)
Loss before extraordinary
items and cumulative effect
change in accounting principle
                                     3.3        5.1        5.2         (0.1)        0.6         3.6         (.5)       (9.6)
Net income (loss)                    3.3        4.0        5.2        (18.1)        0.6         3.6         (.5)       (9.6)
Basic income (loss) per share:
Before extraordinary  items
and cumulative effect of
change in accounting principle

Net income (loss)                 $ 0.13     $ 0.19     $ 0.20       $(0.01)     $ 0.02      $ 0.14      $(0.02)     $(0.36)
Diluted income (loss)per          $ 0.13     $ 0.15     $ 0.20       $(0.69)     $ 0.02      $ 0.14      $(0.02)     $(0.36)
   share:
Before extraordinary items
and cumulative effect of
change in accounting principle    $ 0.13     $ 0.19     $ 0.20       $(0.01)     $ 0.02      $ 0.13      $(0.02)     $(0.36)

Net income (loss)                 $ 0.13     $ 0.15     $ 0.20       $(0.69)     $ 0.02      $ 0.13      $(0.02)     $(0.36)


Dividends declared per
   common share                   $    -     $    -     $    -       $    -      $    -      $    -      $    -      $    -
Common stock price per
   share range:
      High                        $ 6.50     $ 7.46     $ 8.13       $ 7.60      $ 5.40      $ 9.30      $ 7.51      $ 5.95
      Low                         $ 3.81     $ 5.62     $ 5.00       $ 4.70      $ 3.35        5.15        3.93        1.13
Average shares and equivalents
   outstanding:
       Basic                        26.4       26.4       26.4         26.4        26.4        26.4        26.4        26.4
       Diluted                      26.5       26.7       26.7         26.4        26.5        26.6        26.4        26.4





                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Oregon Steel Mills, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(ii) on page 57 present fairly, in all material respects, the financial position of Oregon Steel Mills, Inc. and its subsidiaries at December 31, 2002, 2001, and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(iii) on page 57 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 7 to the financial statements, the Company changed its method of accounting for goodwill in 2002.


PricewaterhouseCoopers LLP
Portland, OR
March 3, 2003


                            OREGON STEEL MILLS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                           DECEMBER 31,
                                                                         -------------------------------------------
                                                                            2002             2001             2000
                                                                         ---------        ---------        ---------
                                                  ASSETS
Current assets:
      Cash and cash equivalents                                          $  33,050        $  12,278        $   3,370
      Trade accounts receivable, less allowance for
       doubtful accounts of $4,346, $4,299 and $1,528                       84,547           89,132           91,149
      Inventories                                                          162,834          132,402          129,801
      Deferred tax asset                                                     8,109           17,998            7,266
      Other                                                                  6,922            7,259            3,915
                                                                         ---------        ---------        ---------
          Total current assets                                             295,462          259,069          235,501
                                                                         ---------        ---------        ---------
Property, plant and equipment:
      Land and improvements                                                 30,936           30,177           29,869
      Buildings                                                             52,653           52,463           50,549
      Machinery and equipment                                              793,537          787,156          778,921
      Construction in progress                                              17,444            9,644           14,607
                                                                         ---------        ---------        ---------
                                                                           894,570          879,440          873,946
      Accumulated depreciation                                            (371,192)        (328,386)        (290,071)
                                                                         ---------        ---------        ---------
          Net property, plant and equipment                                523,378          551,054          583,875
                                                                         ---------        ---------        ---------

      Goodwill                                                                 520           32,384           33,421
      Intangibles, net                                                       1,106            1,227            1,349
      Other assets                                                          28,896           25,842           26,208
                                                                         ---------        ---------        ---------
                 TOTAL ASSETS                                            $ 849,362        $ 869,576        $ 880,354
                                                                         =========        =========        =========

                                               LIABILITIES
Current liabilities:
      Current portion of long-term debt                                  $      --        $   9,464        $   8,625
      Short-term debt                                                           --           61,638               --
      Accounts payable                                                      63,325           81,270           82,014
      Accrued expenses                                                      81,760           53,235           36,109
                                                                         ---------        ---------        ---------
          Total current liabilities                                        145,085          205,607          126,748

Long-term debt                                                             301,428          233,542          314,356
Deferred employee benefits                                                  23,222           24,077           22,630
Environmental liability                                                     30,482           31,350           32,577
Deferred income taxes                                                       16,895           29,102           22,627
                                                                         ---------        ---------        ---------
          Total liabilities                                                517,112          523,678          518,938
                                                                         ---------        ---------        ---------
Minority interest                                                           25,260           27,312           29,771
                                                                         ---------        ---------        ---------
Contingencies (Note 15)
                                         STOCKHOLDERS' EQUITY
Capital stock:
Preferred Stock, par value $.01 per share;
   1,000 shares authorized; none issued                                         --               --               --
Common stock, par value $.01 per share;
  authorized 30,000 shares; 25,790, 25,787
   and 25,777 shares issued and outstanding
                                                                               258              258              258
Additional paid-in capital                                                 227,639          227,618          227,584
Retained earnings                                                           99,610          105,218          111,146
                                                                         ---------        ---------        ---------
                                                                           327,507          333,094          338,988
                                                                         ---------        ---------        ---------
Accumulated other comprehensive income:
      Cumulative foreign currency
         translation adjustment                                             (8,851)          (9,003)          (7,343)
      Minimum pension liability                                            (11,666)          (5,505)              --
                                                                         ---------        ---------        ---------
          Total stockholders' equity                                       306,990          318,586          331,645
                                                                         ---------        ---------        ---------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 849,362        $ 869,576        $ 880,354
                                                                         =========        =========        =========


            The accompanying notes are an integral part of the consolidated financial statements.





                                               OREGON STEEL MILLS, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------
                                                                        2002             2001             2000
                                                                     ---------        ---------        ---------

Sales
      Product sales                                                  $ 850,497        $ 706,987        $ 633,129
      Freight                                                           54,453           54,804           36,088
      Electricity sales                                                     --           19,096            2,800
                                                                     ---------        ---------        ---------
                                                                       904,950          780,887          672,017
COSTS AND EXPENSES:
      Cost of sales                                                    783,940          694,941          619,016
      Selling, general and administrative expenses                      58,600           64,300           51,486
      Settlement of litigation                                              --           (3,391)              --
      Gain on sale of assets                                            (1,283)             (10)            (290)
      Incentive Compensation                                             3,761              244              698
                                                                     ---------        ---------        ---------
                                                                       845,018          756,084          670,910
                                                                     ---------        ---------        ---------
               Operating income                                         59,932           24,803            1,107
OTHER INCOME (EXPENSE):
      Interest expense                                                 (36,254)         (35,595)         (34,936)
      Minority interests                                                (3,036)            (339)              (7)
      Other income, net                                                  2,843            3,044            4,355
                                                                     ---------        ---------        ---------
               Income (loss) before income taxes                        23,485           (8,087)         (29,481)
INCOME TAX BENEFIT (EXPENSE)                                           (10,032)           2,159           11,216
                                                                     ---------        ---------        ---------
Income (loss) before extraordinary items and
      cumulative effect of change in accounting principle               13,453           (5,928)         (18,265)
                                                                     ---------        ---------        ---------
Extraordinary loss from extinguishment of debt,
      net of tax of $788                                                (1,094)              --               --
Cumulative effect of change in accounting principle,
      net of tax of $11,264, net of minority interest of $2,632        (17,967)              --               --
                                                                     ---------        ---------        ---------
NET LOSS                                                            $  (5,608)       $  (5,928)       $ (18,265)
                                                                     =========        =========        =========
BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) before extraordinary loss and
      cumulative effect of change in accounting principle            $    0.51        $   (0.22)       $   (0.69)
Extraordinary loss                                                       (0.04)              --               --
Cumulative effect of change in accounting
      principle                                                          (0.68)              --               --
                                                                     ---------        ---------        ---------
          Net loss per share                                         $   (0.21)       $   (0.22)       $   (0.69)
                                                                     =========        =========        =========
DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) before extraordinary loss and
      cumulative effect of change in accounting principle            $    0.51        $   (0.22)       $   (0.69)
Extraordinary loss                                                       (0.04)              --               --
Cumulative effect of change in accounting
      principle                                                          (0.67)              --               --
                                                                     ---------        ---------        ---------
           Net loss per share                                        $   (0.20)       $   (0.22)       $   (0.69)
                                                                     =========        =========        =========


                The accompanying notes are an integral part of the consolidated financial statements.


                                                            OREGON STEEL MILLS, INC.
                                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                 (IN THOUSANDS)

                                                                                                 ACCUMULATED
                                                                   ADDITIONAL                       OTHER
                                               COMMON STOCK         PAID-IN        RETAINED      COMPREHENSIVE
                                            -------------------
                                            SHARES      AMOUNT      CAPITAL        EARNINGS        INCOME               TOTAL
                                            ------      ------     ----------      --------      -------------        --------
BALANCES, DECEMBER 31, 1999                25,777     $    258      $227,584       $130,958       $ (6,398)           $352,402
                                          -------     --------      --------       --------       --------            --------

     Net loss                                                                       (18,265)                           (18,265)
     Foreign currency translation
        adjustment                                                                                    (945)               (945)
                                                                                                                      --------
     Comprehensive loss                                                                                                (19,210)

     Dividends paid ($.06 per share)                                                 (1,547)                            (1,547)
                                          -------     --------      --------       --------       --------            --------
BALANCES, DECEMBER 31, 2000                25,777          258       227,584        111,146         (7,343)            331,645
                                          -------     --------      --------       --------       --------            --------

     Net loss                                                                        (5,928)                            (5,928)
     Foreign currency translation
        adjustment                                                                                  (1,660)             (1,660)
     Minimum liability adjustment                                                                   (5,505)             (5,505)
                                                                                                                      --------
     Comprehensive loss                                                                                                (13,093)

     Issurance of common stock                 10                         34                                                34
                                          -------     --------      --------       --------       --------            --------
BALANCES, DECEMBER 31, 2001                25,787          258       227,618        105,218        (14,508)            318,586
                                          -------     --------      --------       --------       --------            --------

     Net loss                                                                        (5,608)                            (5,608)
     Foreign currency translation
        adjustment                                                                                     152                 152
     Minimum liability adjustment
     (Note 11)                                                                                      (6,161)             (6,161)
                                                                                                                      --------
     Comprehensive loss                                                                                                (11,617)

     Tax benefit on stock options                                         15                                                15
     Issurance of common stock                  3                          6                                                 6
                                          -------     --------      --------       --------       --------            --------
BALANCES, DECEMBER 31, 2002                25,790     $    258      $227,639       $ 99,610       $(20,517)           $306,990
                                          =======     ========      ========       ========       ========            ========


                             The accompanying notes are an integral part of the consolidated financial statements.

                                      -31-



                                               OREGON STEEL MILLS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)


                                                                            YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                       2002             2001             2000
                                                                   ---------        ---------        ----------
Cash flows from operating activities:
     Net loss                                                      $  (5,608)       $  (5,928)       $ (18,265)
     Adjustments to reconcile net loss to net cash
         provided (used) by operating activities:
           Depreciation and amortization                              45,868           46,097           46,506
           Write off of goodwill                                      17,967               --               --
           Deferred income taxes, net                                  9,104           (4,415)         (13,580)
           Tax benefit from non-employee stock option plan                15               --               --
           Gain on sale of assets and investments                     (1,283)             (10)          (2,537)
           Minority interests' share of income                         3,036              339                7
           Other, net                                                    379           (1,227)              22
         Changes in current assets and liabilities:
               Trade accounts receivable                               4,585            2,017          (28,602)
               Inventories                                           (30,432)          (2,601)         (12,486)
               Income taxes                                              609             (134)             102
               Operating liabilities                                   9,118           17,963           25,322
               Other                                                     733           (2,571)             544
                                                                   ---------        ---------        ---------
            NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          54,091           49,530           (2,967)
                                                                   ---------        ---------        ---------
 Cash flows from investing activities:
     Additions to property, plant and equipment                      (18,246)         (12,933)         (16,684)
     Proceeds from disposal of property and equipment                  1,287              114            2,951
     Other, net                                                        3,201            1,014             (783)
                                                                   ---------        ---------        ---------
             NET CASH USED BY INVESTING ACTIVITIES                   (13,758)         (11,805)         (14,516)
                                                                   ---------        ---------        ---------
 Cash flows from financing activities:
     Net borrowings (repayments) under Canadian bank
         revolving loan facility                                        (223)          (1,530)           1,689
     Proceeds from bank debt                                         435,061          732,476          304,536
     Payments on bank and long term debt                            (513,734)        (755,613)        (282,661)
     Deferred credit facility financing costs                         (1,890)              --               --
     Dividends paid                                                       --               --           (1,547)
     Repurchase of bonds                                                  --               --           (6,750)
     Redemption of 11% notes due 2003                               (228,250)              --               --
     Issuance of 10% notes due 2009                                  301,255               --               --
     Debt issuance costs                                              (9,903)              --               --
     Issue/repurchase common stock                                         6               34               --
     Minority share of subsidiary's distribution                      (2,035)          (2,524)          (2,739)
                                                                   ---------        ---------        ---------
            NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         (19,713)         (27,157)          12,528
                                                                   ---------        ---------        ---------

Effects of foreign currency exchange rate changes on cash                152           (1,660)            (945)
                                                                   ---------        ---------        ---------
Net increase (decrease) in cash and cash equivalents                  20,772            8,908           (5,900)
Cash and cash equivalents at the beginning of year                    12,278            3,370            9,270
                                                                   ---------        ---------        ---------
Cash and cash equivalents at the end of year                       $  33,050        $  12,278        $   3,370
                                                                   =========        =========        =========

Supplemental disclosures of cash flow information:
   Cash paid for:
   --------------
      Interest                                                     $  18,341        $  27,149        $  33,394
      Income taxes                                                 $     243        $     427        $   5,112
   Non Cash Activities:
   --------------------
      Interest applied to loan balance                             $   2,499        $   6,394        $      --



                The accompanying notes are an integral part of the consolidated financial statements.

                                      -32-

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

REVENUE RECOGNITION

         The Company recognizes revenues when title passes, the earnings process is substantially complete, and the Company is reasonably assured of the collection of the proceeds from the exchange, all of which generally occur either upon shipment of the Company's products or delivery of the product at the destination specified by the customer.

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

INVENTORY

         The Company's inventory consists of raw materials, semi-finished, finished products and operating stores and supplies. At December 31, 2002, inventory was approximately $162.8 million. If appropriate, the Company's inventory balances are adjusted to approximate the lower of manufacturing cost or market value. No such adjustment was required for the year ended 2002, 2001, and 2000. Manufacturing cost is determined using the average cost method.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost, including capitalized interest during construction of $874,000, $683,000 and $794,000 in 2002, 2001
and 2000, respectively. Depreciation is
determined using principally the straight-line and the units of production methods over the estimated useful lives of the assets. The original cost of machinery, which is being depreciated using the units of production method, is approximately $244 million. Total finished goods production level for the years ended 2002, 2001 and 2000 were 2,184,000 tons, 1,942,000 tons and 1,689,000 tons, respectively. The estimated useful lives of most of the Company's operating machinery and equipment are from 20 to 30 years. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Maintenance and repair expenses for 2002, 2001 and 2000 were $68.0 million, $53.5 million and $47.6 million, respectively. Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in results of operations.

GOODWILL AND INTANGIBLE ASSETS

         The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and other Intangible Assets," effective January 1, 2002. As required under the transitional accounting provisions of SFAS No. 142, the Company completed the steps required to identify and measure goodwill impairment at each reporting unit. The reporting units were measured for impairment by comparing implied fair value of the reporting units' goodwill with the carrying amount of the goodwill. As a result, the entire goodwill at the RMSM Division was written off in the amount of $31.9 million, and a net charge of $18.0 million (after tax and minority interest) was recognized as a cumulative effect of a change in accounting principle during the first quarter of 2002. In accordance with SFAS No. 142, goodwill is no longer amortized, but is reviewed at least annually for impairment. Intangible assets consisted of proprietary technology at the RMSM Division, presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives of sixteen years using the straight-line method.

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

INCOME TAXES

         Deferred income taxes are provided for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when it is estimated to be more likely than not that some portion of the deferred tax assets will not be realized.

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

DERIVATIVE FINANCIAL INSTRUMENTS

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", which requires that all derivative instruments be recorded on the balance sheet at fair value. The adoption of SFAS No. 133 did not have material effect on the Company's results of operations or its financial position. The Company did not have any derivative financial instruments outstanding at the time of adoption. See disclosure regarding Financial Instruments in Note 8.

STOCK OPTION PLAN

         In 2000, the Company adopted the 2000 Nonqualified Stock Option Plan (the "Plan"). The Plan authorizes the Board of Directors, or a committee appointed by the Board of Directors, to grant options to certain executives and management personnel. 1,000,000 shares of the Company's $.01 par value common stock are issuable under the Plan.

         In 2002, the Company adopted the 2002 Non-Employee Director Stock Option Plan ( the "Director Plan"). The Director Plan authorizes the Board of Directors to grant options to individuals who are Non-Employee Directors. 150,000 shares of the Company's $.01 par value common stock are issuable under the Director Plan.

         The Company accounts for the stock option plan in accordance with Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." The Company provides pro forma net income (loss) and pro forma earnings (loss) per share disclosure prescribed by SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATIOn". The Company currently discloses the effects of stock-based employee compensation and does not intend to voluntarily change to the alternative accounting principle prescribed in SFAS No. 148, "Accounting for Stock-Based Compensation - transition and disclosure." The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:


                                                                          YEAR ENDED DECEMBER 31,
                                                                -------------------------------------
                                                                  2002           2001         2000
                                                                ---------      --------     ---------
Net loss, as reported                                           $ (5,608)      $(5,928)     $(18,265)
Deduct: total stock-based compensation expense determined
     under fair value based method for all awards, net
     of related tax effects                                         (184)         (490)          (70)
                                                                --------       -------      --------
Pro forma net income                                            $ (5,792)      $(6,418)     $(18,335)
                                                                --------       -------      --------

Earnings per share:
      Basic - as reported                                         $(0.21)       $(0.22)       $(0.69)
      Basic - pro forma                                            (0.22)        (0.24)        (0.70)

      Diluted - as reported                                       $(0.20)       $(0.22)       $(0.69)
      Diluted - pro forma                                          (0.21)        (0.24)        (0.70)



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

SHIPPING AND HANDLING COST

         All shipping billed to customers is recorded as revenue with the related cost being recorded under cost of sales. Internal handling costs incurred to store, move, or prepare goods for shipment are recorded under Selling, General, and Administration expenses. For the years of 2002, 2001, and 2000, internal handling costs were $17.7 million, $17.6 million and $14.9 million, respectively.

RECLASSIFICATIONS

         Certain reclassifications have been made in prior years to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

NEW ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," collectively referred to as the "Standards." SFAS No. 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "BUSINESS COMBINATIONS." The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB 17, "INTANGIBLE ASSETS," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company adopted the provisions of SFAS No. 141 and 142 during its first quarter ended March 31, 2002. See Note 7 for further information.

         In August 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement requires that the Company record a liability for the fair value of an asset retirement obligation when the Company has a legal obligation to remove the asset. SFAS No. 143 is effective for the Company beginning January 1, 2003. The Company does not believe that the adoption of SFAS No. 143 will have a material impact on its consolidated financial statements.

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

          In May 2002, the FASB issued SFAS No. 145, "RECISSION OF FAS NOS. 4, 44, AND 64, AMENDMENT OF FAS 13, AND TECHNICAL CORRECTIONS." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. In mid-July 2002, the Company refinanced its credit facil-ity and redeemed its 11% First Mortgage Notes due 2003, resulting in a $1.1 million extraordinary loss, net of taxes, on the early extinguishment of debt. The amount recognized consisted primarily of the write-off of unamortized fees and expenses. The adoption of SFAS 145 by the Company in 2003 will cause a reclassification of the extraordinary loss from extinguishment of debt to interest expense.

          In July 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS AND FOR OBLIGATIONS ASSOCIATED WITH DISPOSAL ACTIVITIES." SFAS No. 146 addresses the differences in accounting for long-lived assets and operations (segments) to be disposed of under SFAS No. 121 and APB No. 30 and accounting for costs associated with those and other disposal activities, including restructuring activities, under Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 is effective for disposal activities after December 31, 2002, with early application encouraged. The Company is evaluating the impact of adoption of SFAS No. 146 on the financial position and results of operations.

         In November 2002, the FASB issued Interpretation ("FIN") No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. FIN No. 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the year ending December 31, 2002, which expand the disclosures required by a guarantor about its obligations under a guarantee. The Company will record the fair value of future material guarantees, if any.

         In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE." SFAS No. 148 amends SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company currently discloses the effects of stock-based employee compensation and does not intend to voluntarily change to the alternative accounting principle.

         In January 2003, the FASB issued FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. The Company is currently evaluating the impact of adoption of FIN No. 46 on the financial position and results of operations.

3.       GEOGRAPHIC INFORMATION

           Geographical information was as follows:

                                         2002           2001           2000
                                       --------       --------       --------
                                                    (IN THOUSANDS)
Revenues from external customers:
    United States                      $883,462       $729,707       $624,694
    Canada (FN1)                         21,488         51,180         47,323
                                       --------       --------       --------
                                       $904,950       $780,887       $672,017
                                       ========       ========       ========
Revenues by division:
    Oregon Steel Division              $575,243       $470,098       $390,403
    RMSM Division                       329,707        310,789        281,614
                                       --------       --------       --------
                                       $904,950       $780,887       $672,017
                                       ========       ========       ========
Assets by location:
    United States                      $809,058       $792,798       $797,903
    Canada                               38,673         31,670         36,044
                                       --------       --------       --------
                                       $847,731       $824,468       $833,947
                                       ========       ========       ========
Assets by division:
    Oregon Steel Division              $539,240       $528,274       $519,204
    RMSM Division                       308,491        296,194        314,743
                                       --------       --------       --------
                                       $847,731       $824,468       $833,947
                                       ========       ========       ========



(FN1) Revenues attributed to Canada are earned by Camrose, which is domiciled there. Revenues attributed to other countries are insignificant.


4.       INVENTORIES

         Inventories were as follows at December 31:

                                        2002            2001          2000
                                        ----            ----          ----
                                                   (IN THOUSANDS)

Raw materials                        $  6,959        $ 11,419         $ 10,189
Semi-finished product                  63,431          51,777           49,816
Finished product                       56,997          41,201           43,415
Stores and operating supplies          35,447          28,005           26,381
                                     --------        --------         --------
     Total inventory                 $162,834        $132,402         $129,801
                                     ========        ========         ========


5.       ACCOUNTS PAYABLE

         Accounts payable includes book overdrafts of $5.1 million at December 31, 2001.

                                        2002            2001          2000
                                        ----            ----          ----
                                                   (IN THOUSANDS)

Accrued post-retirement obligations   $24,866         $21,492        $10,163
Accrued payables and expenses          21,809          21,237         15,403
Accrued interest                       14,192           1,551          1,020
Accrued sales taxes                     8,340             280            112
Other                                  12,553           8,675          9,411
                                      -------         -------        -------
     Total accrued expenses           $81,760         $53,235        $36,109
                                      =======         =======        =======

6.       DEBT, FINANCING ARRANGEMENTS AND LIQUIDITY

         Debt balances were as follows at December 31:

                                                       2002         2001           2000
                                                       ----         ----           ----
                                                               (IN THOUSANDS)
11% First Mortgage Notes due 2003 ("11% Notes")    $     --      $ 228,250      $228,250

10% First Mortgage Notes due 2009 ("10% Notes")     305,000             --            --
Revolving credit facility                                --         61,638        69,756
CF&I acquisition term loan                               --         14,536        23,161
Camrose revolving bank loan                              --            220         1,814
                                                   --------      ---------      --------
                                                    305,000        304,644       322,981
Less unamortized discount on 10% Notes               (3,572)            --            --
Less current maturities and short-term debt              --         71,102         8,625
                                                   --------      ---------      --------
     Non-current maturity of long-term debt        $301,428      $ 233,542      $314,356
                                                   ========      =========      ========

      On July 15, 2002, the Company issued $305 million of 10% Notes in a private offering at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem the Company's 11% Notes (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The existing credit agreement was replaced with a new $75 million credit facility that will expire on June 30, 2005. As of December 31, 2002, the Company had outstanding $305 million principal amount of 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company's net income, as defined. Under these restrictions, there was no amount available for cash dividends at December 31, 2002. The New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain assets of the Guarantors, excluding accounts receivables and inventory.

      The Company paid approximately $12.0 million for refinancing costs associated with the new notes and credit facility. These costs were capitalized and will be appropriately amortized as interest expense over the respective terms of the new note and credit facility.

      As of December 31, 2002, the Company maintained a $75 million revolving credit facility ("Credit Agreement"), which will expire on June 30, 2005. At December 31, 2002, $5.0 million was restricted under the Credit Agreement, $8.2 million was restricted under the outstanding letters of credit, and $61.8 million was available for use. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. The Company was in compliance with such covenants at December 31, 2002. In addition, the Company cannot pay cash dividends without prior approval from the lenders.

      CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets, principally the Pueblo, Colorado steelmaking and finishing facilities, from CF&I Steel Corporation. This debt was unsecured and was payable over ten years, bearing interest at 9.5%. In October of 2002, the Company made an early payment and completed the payoff of the 10-year CF&I acquisition term loan.

      Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2004. As of December 31, 2002, the interest rate of this facility was 4.5%. Annual commitment fees are 0.25% of the unused portion of the credit line. At December 31, 2002, there was no outstanding balance due under the credit facility.

      As of December 31, 2002, principal payments on debt are due as follows (in thousands):

                2003                                                 -
                2004-2008                                            -
                2009                                           305,000
                                                               -------
                                                              $305,000
                                                              ========

         The Company is able to draw up to $15 million of the borrowings available under the Amended Credit Agreement to support issuance of letters of credit and similar contracts. At December 31, 2002, $8.2 million was restricted under outstanding letters of credit.

         Despite the unfavorable net results for 2002, caused by a $18.0 million non-cash goodwill impairment charges required under the new accounting provision of SFAS No. 142, the Company has been able to satisfy its needs for working capital and capital expenditures, due in part on its ability to secure adequate financing arrangements. The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from funds generated from operations and, if necessary, from the available credit facility.

7.       GOODWILL AND INTANGIBLE ASSETS

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

         Listed below are details of the goodwill and intangibles of the Company. Also included is a report of what adjusted earnings per share would have been if amortization had not taken place for the year ended December 31, 2002.

GOODWILL
--------

      The changes in the carrying amount of goodwill for the twelve months ended December 31, 2002 are as follows:

                                                                       RMSM            OREGON STEEL
                                                                     DIVISION             DIVISION           TOTAL
                                                                     --------          ------------      ----------
                                                                                      (IN THOUSANDS)
BALANCE AS OF JANUARY 1, 2002                                        $ 31,863              $520          $ 32,383


Goodwill written off related to adoption of SFAS No. 142              (31,863)                -           (31,863)
                                                                     --------              ----          --------

BALANCE AS OF DECEMBER 31, 2002                                      $      -              $520          $    520
                                                                     ========              ====          ========

INTANGIBLE ASSETS
-----------------

         The carrying amount of intangible assets and the associated amortization expenses are as follows:

                                                   AS OF DECEMBER 31, 2002
                                            -----------------------------------
                                            GROSS CARRYING         ACCUMULATED
                                              AMOUNT               AMORTIZATION
                                            --------------         ------------
                                                        (IN THOUSANDS)
    AMORTIZED INTANGIBLE ASSETS: (FN1)
    ----------------------------
         Proprietary technology                  $1,893               $(787)

    AGGREGATE AMORTIZATION EXPENSE:                2002                2001
    -------------------------------                ----                ----
         For the year ended                       $ 122               $ 122

    ESTIMATED AMORTIZATION EXPENSE:
    -------------------------------
        For the year ended 12/31/03                $122
        For the year ended 12/31/04                $122
        For the year ended 12/31/05                $122
        For the year ended 12/31/06                $122

-------------
(FN1) Weighted average amortization period is 16 years.


    The following adjusts reported net income (loss) and earnings (loss) per share to exclude goodwill amortization:

                                                                   FOR THE YEAR ENDED
                                                               DECEMBER 31, (IN THOUSANDS)
                                                    --------------------------------------------
                                                       2002             2001              2000
                                                    ---------        ----------        ---------
Goodwill amortization                               $      --        $  (1,036)        $  (1,036)
                                                    =========        =========         =========

Net income (loss)                                      (5,608)          (5,928)          (18,265)
Add back:  Goodwill amortization,
    net of tax, net of minority interest                   --              582               582
                                                    ---------        ---------         ---------
Adjusted net income (loss)                          $  (5,608)       $  (5,346)        $ (17,683)
                                                    =========        =========         =========

Basic income (loss) per share                       $   (0.21)       $   (0.22)        $   (0.69)
Add back:  Goodwill amortization,
    net of tax, net of minority interest            $      --        $    0.02         $    0.02
                                                    ---------        ---------         ---------
Adjusted basic income (loss) per share              $   (0.21)       $   (0.20)        $   (0.67)
                                                    =========        =========         =========

Diluted income (loss) per share                     $   (0.20)       $   (0.22)        $   (0.69)
Add back:  Goodwill amortization,
    net of tax, net of minority interest            $      --        $    0.02         $    0.02
                                                    ---------        ---------         ---------
Adjusted diluted income (loss) per share            $   (0.20)       $   (0.20)        $   (0.67)
                                                    =========        =========         =========



8.       FAIR VALUES OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments were as follows as of December 31:

                                        2002                           2001                     2000
                             ---------------------------     ----------------------   -------------------------
                               CARRYING        FAIR          CARRYING       FAIR      CARRYING         FAIR
                                AMOUNT         VALUE          AMOUNT        VALUE      AMOUNT         VALUE
                             -------------   -----------     ----------    --------   ----------   ------------
                                                                  (IN THOUSANDS)

Cash  and cash equivalents        $33,050     $33,050       $12,278        $12,278     $3,370          $3,370
Short-term debt                         -           -        61,638         61,959          -               -
Long-term debt, including
     current portion              301,428     284,023       304,644        295,793    322,981         250,120

         The carrying amounts of cash or cash equivalents approximate fair value due to their nature. The fair value of short-term debt and long-term debt, including current portion, is estimated based on quoted market prices or by discounting future cash flows based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

         On limited occasions, the Company uses foreign currency forward exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. Such contracts are typically short-term in duration and relate to specific transactions. At December 31, 2002, the Company had no open forward exchange contracts. During 2002, 2001, and 2000, the use of such contracts has been minimal.

9.       INCOME TAXES

         The geographical components of income (loss) before income taxes are summarized below:

                                          2002           2001          2000
                                        --------     ---------       --------
                                                   (IN THOUSANDS)

U.S.                                    $ 21,044      $(10,089)      $(29,302)
Non-U.S                                    2,441         2,002           (179)
                                        --------      --------       --------
   Total Income (loss) before taxes     $ 23,485      $ (8,087)      $(29,481)
                                        ========      ========       ========


     The income tax benefit (expense) consisted of the following:

                                          2002           2001             2000
                                       ---------       --------        ---------
                                                     (IN THOUSANDS)
Current:
     Federal                           $  4,646        $  1,851        $    (67)
     State                                 (236)           (235)           (167)
     Foreign                               (659)           (169)         (2,131)
                                       --------        --------        --------
                                          3,751           1,447          (2,365)
                                       --------        --------        --------
Deferred:
     Federal                            (10,816)         (3,332)         10,911
     State                               (2,891)          4,742             641
     Foreign                                (76)           (698)          2,029
                                       --------        --------        --------
                                        (13,783)            712          13,581
                                       --------        --------        --------
Income tax benefit (expense)           $(10,032)       $  2,159        $ 11,216
                                       ========        ========        ========


         A reconciliation of the statutory benefit (tax) rate to the effective benefit (tax) rate on income before income taxes is as follows:

                                                2002         2001          2000
                                              --------      ------        -----

U.S. statutory income benefit (tax) rate       (35.0%)       35.0%        35.0%
State taxes, net                                (8.7)         5.2          1.7
Fines and penalties                             (0.1)        (9.4)          --
Permanent differences                           (0.6)         3.0           --
Tax impact of foreign operations                 3.8         (7.1)         0.9
Other                                           (2.1)          --          0.4
                                              ------         ----         ----
                                               (42.7%)       26.7%        38.0%
                                              ======         ====         ====

         The current and noncurrent components of the net deferred tax assets and liabilities were as follows as of December 31:

                                                            2002              2001           2000
                                                         ---------        ----------       --------
                                                                        (IN THOUSANDS)
Net current deferred tax asset:
     Assets
          Inventories                                    $   2,178        $   2,423       $   1,864
          Accrued expenses                                   5,119            3,332           3,065
          Net operating loss carryforward                      284           12,073              --
          Other                                              1,662            1,351           2,644
                                                         ---------        ---------       ---------
                                                             9,243           19,179           7,573
     Liabilities
          Other                                              1,134            1,181             307
                                                         ---------        ---------       ---------
Net current deferred tax asset                           $   8,109        $  17,998       $   7,266
                                                         =========        =========       =========

Net noncurrent deferred income tax liability:
     Assets
          Postretirement benefits other than pensions    $   2,984        $   2,869       $   2,516
          State tax credits                                  5,824            5,997           5,829
          Alternative minimum tax credit                    13,494           18,131          17,923
          Environmental liability                           13,342           11,960          12,417
          Net operating loss carryforward                   75,730           68,669          73,615
          Pension mimimum liability adjustment               7,579            3,544              --
          Other                                              9,686            9,855          10,808
                                                         ---------        ---------       ---------
                                                           128,639          121,025         123,108
          Valuation allowance                               (5,162)          (3,424)         (3,105)
                                                         ---------        ---------       ---------
                                                           123,477          117,601         120,003
                                                         ---------        ---------       ---------

     Liabilities
          Property, plant and equipment                    138,826          135,324         130,428
          Cost in excess of net assets acquired                 --            9,309           9,987
          Other                                              1,546            2,070           2,215
                                                         ---------        ---------       ---------
                                                           140,372          146,703         142,630
                                                         ---------        ---------       ---------
 Net noncurrent deferred income tax liability            $  16,895        $  29,102       $  22,627
                                                         =========        =========       =========


         At December 31, 2002, the Company has state tax credits of $5.8 million expiring 2003 through 2014, which are available to reduce future income taxes payable.

         At December 31, 2002, the Company has $190.2 million in federal net operating loss carryforwards expiring in 2013 through 2021. In addition, the Company has $231.8 million in state net operating loss carryforwards expiring in 2003 through 2016.

         The Company maintained a valuation allowance of $5.2 million, $3.4 million and $3.1 million at December 31, 2002, 2001, and 2000, respectively, for state tax credit carryforwards. The Company believes that it is more likely than not that future taxable income will not be sufficient to realize the full benefit of the state tax credit carryforwards. No valuation allowance has been established for net operating loss carryforwards.

         The Company recorded deferred tax assets totaling $7.6 million and $3.5 million at December 31, 2002 and 2001, repectively, created by a minimum pension liability established pursuant to SFAS No. 87, "EMPLOYER'S ACCOUNTING FOR PENSION." The setup of the deferred tax asset has no impact on the current year deferred tax expense calculation because of the direct impact on equity required by SFAS No. 87.

10.      EARNINGS NET INCOME (LOSS) PER SHARE

         Basic and diluted net income (loss) per share was as follows:

                                                               2002             2001            2000
                                                            ---------         --------        --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Weighted average number of common
    shares outstanding                                         25,790           25,780          25,777
Shares of common stock to be issued March 2003                    598              598             598
                                                             --------         --------        --------
Basic weighted average shares outstanding                      26,388           26,378          26,375
Dilutive effect of:
   Employee stock options                                         233               --              --
                                                             --------         --------        --------
Weighted average number of common shares outstanding:
    Assuming dilution                                          26,621           26,378          26,375
                                                             ========         ========        ========

Net income (loss) before extraordinary
    items and cumulative effect of
    change in accounting principle                           $ 13,453         $ (5,928)       $(18,265)

Extraordinary items net of tax                                 (1,094)              --              --
Cumulative effect of change in
    accounting principle, net of tax,
    net of minority interest                                  (17,967)              --              --
                                                             --------         --------        --------
Net loss                                                     $ (5,608)        $ (5,928)       $(18,265)
                                                             ========         ========        ========

Basic income (loss) per share:
   Before extraordinary items
      and cumulative effect of change
      in accounting principle                                $   0.51         $  (0.22)       $  (0.69)
   Extraordinary items                                          (0.04)              --              --
   Cumulative effect of change in
      accounting principle                                      (0.68)              --              --
                                                             --------         --------        --------
Basic loss per share                                         $  (0.21)        $  (0.22)       $  (0.69)
                                                             ========         ========        ========

Diluted income (loss) per share:
   Before extraordinary items and
       cumulative effect of change
        in accounting principle                              $   0.51         $  (0.22)       $  (0.69)
   Extraordinary items                                          (0.04)              --              --
   Cumulative effect of change in
      accounting principle                                      (0.67)              --              --
                                                             --------         --------        --------
Diluted loss per share                                       $  (0.20)        $  (0.22)       $  (0.69)
                                                             ========         ========        ========


         Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options for the period they were outstanding. For the years of 2002, 2001 and 2000, approximately 32,000, 190,284 and 188,500 shares, respectively, were excluded from the diluted earnings per share calculation, as to include them would have been antidilutive.

11.      EMPLOYEE BENEFIT PLANS

UNITED STATES PENSION PLANS
---------------------------

         The Company has noncontributory defined benefit retirement plans covering all of its eligible domestic employees. The plans provide benefits based on a participant's years of service and compensation. The Company funds at least the minimum annual contribution required by ERISA.

         The following table sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheets at December 31:


                                                                              2002            2001            2000
                                                                            --------        --------        --------
                                                                                         (IN THOUSANDS)
Change in benefit obligation:
   Projected benefit obligation at January 1                                $ 76,702        $ 64,999        $ 62,775
   Service cost                                                                3,646           3,030           3,123
   Interest cost                                                               5,253           4,765           4,599
   Benefits paid                                                              (3,135)         (3,074)         (2,789)
   Actuarial loss (gain)                                                       1,505           6,982          (2,709)
                                                                            --------        --------        --------
   Projected benefit obligation at December 31                                83,971          76,702          64,999
                                                                            --------        --------        --------

Change in plan assets:
   Fair value of plan assets at January 1                                     56,846          62,085          67,951
   Actual loss on plan assets                                                 (4,837)         (3,365)         (3,077)
   Company contribution                                                       10,512           1,200              --
   Benefits paid                                                              (3,135)         (3,074)         (2,789)
                                                                            --------        --------        --------
   Fair value of plan assets at December 31                                   59,386          56,846          62,085
                                                                            --------        --------        --------


Projected benefit obligation in excess of plan assets                        (24,585)        (19,856)         (2,914)
Unrecognized net transition obligation, amortized through 2001                    --              --              73
Unrecognized prior service cost                                                   26             146             266
Unrecognized net gain                                                         21,797          11,090          (4,409)
                                                                            --------        --------        --------
Net amount recognized                                                         (2,762)         (8,620)         (6,984)
Minimum liability                                                            (17,987)         (7,435)             --
                                                                            --------        --------        --------
Total pension liability recognized in consolidated balance sheet            $(20,749)       $(16,055)       $ (6,984)
                                                                            ========        ========        ========


         Net pension cost was $4.7 million, $2.8 million and $1.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

         Plan assets are invested in common stock and bond funds (98%), cash and equivalents (2%) at December 31, 2002. The plans do not invest in the stock of the Company.

CANADIAN PENSION PLANS
----------------------

         The Company has noncontributory defined benefit retirement plans covering all of its eligible Camrose employees. The plans provide benefits based on participants' years of service and compensation.

         The following table sets forth the funded status and the amounts recognized at December 31:

                                                                              2002            2001             2000
                                                                            --------        --------        --------
                                                                                        (IN THOUSANDS)
Change in benefit obligation:
   Projected benefit obligation at January 1                                $ 14,787        $ 11,678        $ 10,863
   Service cost                                                                  399             313             464
   Interest cost                                                                 925             859             834
   Plan amendments                                                                --             273              --
   Benefits paid                                                                (513)           (648)           (432)
   Actuarial loss (gain)                                                      (1,069)          3,083              55
   Foreign currency exchange rate change                                        (271)           (771)           (106)
                                                                            --------        --------        --------
   Projected benefit obligation at December 31                                14,258          14,787          11,678
                                                                            --------        --------        --------

Change in plan assets:
   Fair value of plan assets at January 1                                     12,043          14,102          12,229
   Actual return (loss) on plan assets                                          (867)         (1,315)          1,903
   Company contribution                                                          395             395             530
   Benefits paid                                                                (513)           (648)           (432)
   Foreign currency exchange rate change                                        (212)           (491)           (128)
                                                                            --------        --------        --------
   Fair value of plan assets at December 31                                   10,846          12,043          14,102
                                                                            --------        --------        --------

Projected benefit obligation less than (in excess of) plan assets             (3,412)         (2,744)          2,424
Unrecognized prior service cost                                                  474             513              --
Unrecognized net loss (gain)                                                   5,256           4,874             (58)
                                                                            --------        --------        --------
Net amount recognized                                                          2,318           2,643           2,366
Minimum liability                                                             (1,983)         (2,038)             --
                                                                            --------        --------        --------
Total Pension asset recognized in consolidated balance sheet                $    335        $    605        $  2,366
                                                                            ========        ========        ========


         Net pension cost was $578,000, $24,000 and $39,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

           Generally weak financial market conditions resulted in poor investment returns in the pension plans for the year 2002, thus causing pension assets to be lower than actuarial liabilities and requiring an additional liability of $10.5 million to be recorded for the United States plan. The additional liability is tax-affected when recorded to retained earnings and shown as a component of accumulated other comprehensive income.

         The following table sets forth the significant actuarial assumptions for the United States and Canadian pension plans:

                                                       2002       2001      2000
                                                       ----       ----      ----
Discount rate
     United States Plans                               6.8%       7.0%      7.5%
     Canadian Plan                                     6.3%       6.3%      7.5%
Rate of increase in future compensation levels:
     United States Plans                               4.0%       4.0%      4.0%
     Canadian Plan                                     4.5%       4.5%      5.0%
Expected long-term rate of return on plan assets       8.5%       8.5%      8.5%

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
------------------------------------------------------

         The Company provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service. The benefit plans are unfunded.

         The following table sets forth the unfunded status and the amounts recognized at December 31:


                                                                                     2002             2001            2000
                                                                                   --------         -------         -------
                                                                                                 (IN THOUSANDS)
Change in benefit obligation:
   Accumulated postretirement benefit obligation at January 1                      $ 22,542        $ 22,672        $ 20,814
   Service cost                                                                         478             518             473
   Interest cost                                                                      1,572           1,629           1,515
   Benefits paid                                                                     (1,172)         (1,339)           (916)
   Plan amendment                                                                        --          (1,913)             --
   Actuarial loss                                                                     2,434           1,423             786
   Foreign currency exchange rate change                                                (66)           (448)             --
                                                                                   --------        --------        --------

   Accumulated postretirement benefit obligation at December 31                      25,788          22,542          22,672
                                                                                   --------        --------        --------

Accumulated benefit obligation in excess of plan assets                             (25,788)        (22,542)        (22,672)
Unrecognized transition obligation                                                    1,596           1,792           4,110
Unrecognized prior service cost                                                         486             561             636
Unrecognized net loss                                                                 4,910           2,341           1,289
                                                                                   --------        --------        --------
Postretirement liability recognized in consolidated balance sheet                  $(18,796)       $(17,848)       $(16,637)
                                                                                   ========        ========        ========


         Net postretirement benefit cost was $2.4 million, $2.7 million and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The discount rate used for the United States Plans in determining the accumulated postretirement benefit obligation was 6.8%, 7.0% and 7.5% for 2002, 2001 and 2000, respectively. In 2002, the Canadian Plan used a discount rate of 6.3%. In 2001 and 2000, the Canadian Plan used a discount rate of 6.3% and 7.5%, respectively.

         The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation for the United States and Canadian plans were 9.5% and 9.0%, respectively, for 2002 and assumed to gradually decline to 4.5% by 2009 for both plans. In subsequent years, the health care trend rates for both countries are assumed to remain constant at 4.5%. A one-percentage-point change in the assumed health care cost trend rates would have the following effect:

                                                     1 PERCENTAGE POINT CHANGE
                                                     -------------------------
                                                     INCREASE         DECREASE
                                                     --------         --------
                                                          (IN THOUSANDS)

Accumulated postretirement benefit obligation            $900            $(729)
Service and interest costs                                 87              (71)

OTHER EMPLOYEE BENEFIT PLANS
----------------------------

         The Company has an unfunded supplemental retirement plan designed to maintain benefits for eligible nonunion domestic employees at the plan formula level. The amount expensed for this plan in 2002, 2001 and 2000 was $254,000, $299,000 and $318,000, respectively. The Company has a similar plan for Canadian employees, and the amount expensed for this plan in 2002, 2001 and 2000 was $148,000, $241,000 and $245,000, respectively.

         The Company has an Employee Stock Ownership Plan ("ESOP") noncontributory qualified stock bonus plan for eligible domestic employees. Contributions to the plan are made at the discretion of the Board of Directors and are in the form of newly issued shares of the Company's common stock. Shares are allocated to eligible employees' accounts based on annual compensation. At December 31, 2002, the ESOP held 755,843 shares of Company common stock. The ESOP provides that dividends paid on shares held by the ESOP are paid to eligible employees.

         The Company has profit participation plans under which it distributes quarterly to eligible employees 12% to 20%, depending on operating unit, of its pretax income after adjustments for certain nonoperating items. Each eligible employee receives a share of the distribution based upon the employee's base compensation in relation to the total base compensation of all eligible employees of the operating unit. The Company may modify, amend or terminate the plans, at any time, subject to the terms of various labor agreements.

         The Company has qualified Thrift (401(k)) plans for eligible domestic employees under which the Company matches 25% of the first 4% or 6%, depending on location, of the participants' deferred compensation. Company contribution expense in 2002, 2001 and 2000 was $0.8 million, $1.2 million and $1.3 million, respectively.

12.    MAJOR CUSTOMERS

          Sales to a single customer, related to a significant pipeline contract, were $166.7 million in 2002.

13.    RELATED PARTY TRANSACTIONS

STELCO, INC.

         Camrose purchases steel coil and plate under a steel supply agreement with Stelco, Inc. ("Stelco"), a 40% owner of Camrose. Transactions under the agreement are at negotiated market prices. The following table summarizes the transactions between Camrose and Stelco:


                                                   2002        2001       2000
                                                 -------     -------    -------
                                                          (IN THOUSANDS)

Sales to Stelco                                  $   222     $   193    $   228
Purchases from Stelco                             12,006      23,486     35,640
Accounts receivable from Stelco at December 31         -         155          -
Accounts payable to Stelco at December 31          2,722         227      5,484

         Under the acquisition agreement for Camrose, either the Company or Stelco may initiate a buy-sell procedure pursuant to which the initiating party establishes a price for Camrose and the other party must either sell its interest at that price or purchase the initiating party's interest at that price.

14.    JOINT VENTURE

         In June 1999, a wholly-owned subsidiary of the Company and Feralloy Oregon Corporation ("Feralloy") formed Oregon Feralloy Partners (the "Joint Venture") to construct a temper mill and a cut-to-length ("CTL") facility ("Facility") with an annual stated capacity of 300,000 tons to process CTL plate from steel coil produced at the Company's plate mill in Portland, Oregon. The Facility commenced operations in May 2001. The Company owns 60% and Feralloy, the managing partner, owns 40% of the Joint Venture. Each partner holds 50% voting rights as owners of the Joint Venture. The Company is not required to, nor does it currently anticipate it will, make other contributions of capital to fund operations of the Joint Venture. However, the Company is obligated to supply a quantity of steel coil for processing through the Facility of not less than 15,000 tons per month. In the event that the three-month rolling average of steel coil actually supplied for processing is less than 15,000 and the Joint Venture operates at less than breakeven (as defined in the Joint Venture Agreement), then the Company is required to make a payment to the Joint Venture at the end of the three month period equal to the shortfall. As of December 31, 2002, total assets and total liabilities of the Joint Venture were $16.9 million and $12.3 million, respectively. The Company's investment in the Joint Venture is $3.0 million as of December 31, 2002. The investment in this non-controlled majority-owned affiliate is accounted for by the equity method as required by Emerging Issues Task Force No. 96-16.

15.     CONTINGENCIES

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

OREGON STEEL DIVISION

         In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality ("DEQ") committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Company's steel plate minimill in Portland, Oregon ("Portland Mill") may have affected sediment quality in the Willamette River. Based on preliminary findings, the DEQ has requested the Company to begin a full remedial investigation ("RI"), including areas of investigation throughout the Portland Mill, and imple-



ment source control as required. The Company estimates that costs of the RI study could range from $900,000 to $1,993,000 over the next two years. Based on a best estimate, the Company has accrued a liability of $1,284,000 as of December 31, 2002. The Company has also recorded a $1,284,000 receivable for insurance proceeds that are expected to cover these RI costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI costs as incurred. Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company's results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs. The Company is unable at this time to determine if the likelihood of an unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.

         In a related manner, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency ("EPA"), identifying it, along with 68 other entities, as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to contamination in a portion of the Willamette River that has been designated as the "Portland Harbor Superfund Site." The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability. At this time, nine private and public entities have signed an Administrative Order of Consent ("AOC") to perform a remedial investigation/feasibility study ("RI/FS") of the Portland Harbor Superfund Site under EPA oversight. The RI/FS is expected to take three to five years to complete. The Company is a member of the Lower Willamette Group, which is funding that investigation, and it signed a Coordination and Cooperation Agreement with the EPA that binds it to all terms of the AOC. The Company's cost associated with the RI/FS for 2002 is approximately $195,000, all of which has been covered by the Company's insurer. As a best estimate of the RI/FS costs for years after 2002, the Company has accrued $600,000 as of December 31, 2002. The Company has also recorded a $600,000 receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred. Although the EPA has not yet defined the boundaries of the Portland Harbor Superfund Site, the AOC requires the RI/FS to focus on an "initial study area" that does not now include the portion of the Willamette River adjacent to the Portland Mill. The study area, however, may be expanded. At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by identified PRPs. A determination that the Company is a PRP could cause the Company to incur costs associated with remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company's results of operations. The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA, or natural resource damages and restoration that may be sought by federal, state and tribal natural resource trustees.

         On April 18, 2001, the United Steelworkers of America (the "Union"), along with two other groups, filed suit against the Company under the citizen suit provisions of the Clean Air Act ("CAA") in U.S. District Court in Portland, Oregon. The suit alleges that the Company has violated various air emission limits and conditions of its operating permits at the Portland Mill approximately 100 times since 1995. The suit seeks injunctive relief and unspecified civil penalties. On January 30, 2003, the federal district court judge dismissed the majority of the plaintiffs' claims and limited the type of relief the plaintiffs could receive if they succeeded in proving the remaining allegations. Subsequently, the federal magistrate granted plaintiffs leave to amend their complaint, but any amendments must be consistent with the judge's ruling, which significantly limits the claims and type of relief that may be alleged. The Company believes it has factual and legal defenses to the allegations and intends to defend the matter vigorously. Although the Company believes it will prevail, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

RMSM DIVISION

         In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 2002, the accrued liability was $29.9 million, of which $25.9 million was classified as non-current on the consolidated balance sheet.

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

         In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I has negotiated a settlement of this matter with the EPA. Under that agreement and overlapping with the commitments made to the CDPHE described below, CF&I will commit to the conversion to the new NSPS AAa compliant furnace (to be completed approximately two years after permit approval and expected to cost, with all related emission control improvements, approximately $20 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. Once the settlement agreement is finalized, the EPA will file either one or two proposed federal Consent Decrees, which, if approved by the court, will fully resolve all NSPS and PSD issues. At that time CF&I will dismiss its appeal against the EPA. If the proposed settlement with the EPA is not approved, which appears unlikely, it would not be possible to estimate the liability if there were ultimately an adverse determination of this matter.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I has accrued $2.8 million as of December 31, 2002, for possible fines and non-capital related expenditures.

         In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and the EPA. In September 2002, the Company submitted a request for a further extension of certain Title V compliance deadlines, consistent with a joint petition by the State and the Company for an extension of the same deadlines in the State Consent Decree. This modification gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, the Company believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

         In a related matter, in April 2000, the Union filed suit in U.S. District Court in Denver, Colorado, asserting that the Company and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. No decision has been yet reached whether to further appeal this ruling. While the Company does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on appeal.

LABOR MATTERS

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

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of December 31, 2002, approximately 773 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At December 31, 2002, approximately 157 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs as positions became open. As noted above, there were approximately 157 Unreinstated Employees as of December 31, 2002. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. The Company does not believe that final judicial action on the strike issues is likely for at least two to three years.

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

         The United Transportation Union, representing thirty of those former employees, asserted that their members were protected under the FRSA and pursued their claim before the Public Law Board ("PLB"). A hearing was held in November 1999, and the PLB, with one member dissenting, rendered an award on January 8, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages and benefits received elsewhere. On February 6, 2001, C&W filed a petition for review of that award and has referred the matter back to the PLB to determined the specific release which should be granted as to each claimant in accordance with the terms of the award. On May 23, 2002, C&W filed an appeal of the District Court's order in the United States Court of Appeals. The appeal was dismissed as being premature given that the hearing on back pay had not yet occurred. Given the uncertantity as to the methodology which will be used to determine the amount of back pay and the extent to which the adverse and mitigating factors discussed above will impact the liability for back pay and benefits, it is not presently possible to estimate the liability if there is ultimately an adverse determination against C&W.

         The Transportation-Communications International Union, Brotherhood Railway Carmen Division, representing six of those former C&W employees, asserted that their members were protected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and that PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. As of December 31, 2002, two of the six former employees have accepted a settlement from C&W. The Company does not an adverse determination against C&W of this matter has a material adverse effect on the Company's results of operations.

PURCHASE COMMITMENTS

         Effective January 8, 1990, the Company entered into an agreement, which was subsequently amended on December 7, 1990 and again on April 3, 1991, to purchase a base amount of oxygen produced at a facility located at the Company's Portland Mill. The oxygen facility is owned and operated by an independent third party. The agreement expires in August 2011 and specifies that the Company will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at December 31, 2002 was approximately $122,000. A similar contract for the Pueblo Mill to purchase oxygen was entered into on February 2, 1993 by CF&I, which was subsequently amended on August 4, 1994. The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at December 31, 2002 was $116,000.

CONTRACTS WITH KEY EMPLOYEES

         The Company has agreements with certain officers, which provide for severance compensation in the event their employment with the Company is terminated subsequent to a defined change in control of the Company.

OTHER CONTINGENCIES

         The Company is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of the Company, its results of operations, and liquidity.

16.    CAPITAL STOCK

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

STOCK OPTIONS

         The Company maintains a Non-Qualified Stock Option Plan ("Plan"), effective January 1, 2000. As of December 31, 2002, the Company has granted options to purchase 620,000 shares to certain senior management employees under the provisions of the Plan. The exercise price is the fair value per share on the date of grant. The term of each option is 10 years from grant date. One-half of the options granted vest immediately upon grant, and the remaining one-half vest ratably under a three-year schedule. At December 31, 2002, there were 380,000 shares reserved for future issuance under the Plan.

         The Company also maintains a Non-Employee Director Stock Option Plan ("Directors Plan"), effective April 26, 2002. As of December 31, 2002, the Company has granted options to purchase 32,000 shares of its common stock to individuals who are Non-Employee Directors under the provisions of the Directors Plan, at future dates, at fair market value on the date of the grant. Options vest over one to three years, one-third of the options granted vest ratably under a three -year schedule, and expire no later than ten years from the date of the grant. At December 31, 2002, there were 118,000 shares reserved for future issuance under the Director Plan.

         The Company has elected to account for the stock options consistent with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Therefore, no additional compensation expense has been recognized for the Plan or Directors Plan within the Consolidated Statements of Income. If the Company had accounted for the options in a manner consistent with SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," estimating the fair value of the options at grant date using the Black-Scholes option pricing model, the Company's pro forma net loss from continuing operations and pro forma diluted loss per common share would have been increased to the amounts indicated below:


                                                           2002            2001              2000
                                                         --------       ----------       -----------
Net loss from continuing operations:
     As reported                                         $(5,608)       $  (5,928)       $  (18,265)
     SFAS No. 123 pro forma                               (5,792)          (6,418)          (18,335)

Basic loss per share from continuing operations:
     As reported                                         $ (0.21)       $   (0.22)       $   (0.69)
     SFAS No. 123 pro forma                                (0.22)           (0.24)           (0.70)


Diluted loss per share from continuing operations:
     As reported                                         $ (0.20)       $   (0.22)       $   (0.69)
     SFAS No. 123 pro forma                                (0.21)           (0.24)           (0.70)



     A summary of option activity is as follows:

                                           2002                     2001                    2000
                                   -----------------------------------------------------------------------
                                               WEIGHTED                  WEIGHTED                WEIGHTED
                                               AVERAGE                   AVERAGE                 AVERAGE
                                               EXERCISE                  EXERCISE                EXERCISE
OPTIONS OUTSTANDING                 SHARES      PRICE         SHARES      PRICE       SHARES      PRICE
-------------------                --------   ----------     --------   ----------   --------   ----------
Outstanding at beginning
   of period                        599,900      $3.64        188,500     $1.94            --        $  --
New Grants                           32,000       7.25        431,500      4.37       188,500         1.94
Exercised                            (3,000)      1.94        (10,050)     3.37            --           --
Terminated                               --         --        (10,050)     3.37            --           --
                                   --------      -----       --------      ----       -------        -----
Outstanding at end of period        628,900       3.83        599,900      3.64       188,500         1.94
Outstanding but not exercisable    (181,193)      4.26       (270,333)     3.82       (94,250)        1.94
                                   --------      -----       --------     -----       -------        -----
Exercisable at end of period        447,707      $3.66        329,567     $3.48        94,250        $1.94
                                   ========      =====       ========     =====       =======        =====


         The estimated fair value as of grant date of options granted in 2002, 2001 and 2000, using the Black-Scholes option pricing model, was as follows:

                                           2002        2001        2000
                                        ---------    --------     -------
The weighted average fair value
   of options granted during the
   year per share                         $4.72       $2.97        $1.20
Assumptions:
   Annualized Dividend Yield                  0%          0%           0%
   Common Stock Price Volatility           64.4%       66.1%        54.0%
   Risk-free Rate of Return                 4.9%        4.7%         5.7%
   Expected option term (in years)            7           7            7

         A summary of options outstanding at December 31, 2002, was as follows:

                           OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                 ------------------------------------------------------     ----------------------------
                                           WEIGHTED
                                           AVERAGE                              NUMBER          WEIGHTED
   RANGE OF            NUMBER              REMAINING        WEIGHTED        EXERCISABLE AT      AVERAGE
   EXERCISE       OUTSTANDING AT          CONTRACTUAL       AVERAGE          DECEMBER 31,       EXERCISE
     PRICE       DECEMBER 31, 2002           LIFE        EXERCISE PRICE         2002             PRICE
--------------   ------------------      -------------   --------------     --------------      --------
$0.01 to $2.00         174,700               7.82            $1.94              148,684           $1.94
$2.01 to $4.00         221,800               8.71            $3.78              147,870           $3.78
$4.01 to $6.00         200,400               8.30            $4.99              135,153           $4.99
$6.01 to $7.25          32,000               9.32            $7.25               16,000           $7.25


17.      SALES OF SUBSIDIARY'S COMMON STOCK

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


18.      UNUSUAL AND NONRECURRING ITEMS

SETTLEMENT OF LITIGATION

         Operating income for 2001 includes $3.4 million in proceeds from a settlement of outstanding litigated claims with certain graphite electrode suppliers.

PROCEEDS FROM INSURANCE COMPANY

         Other income for 2001 includes $2.3 million received from the Company's life insurance provider due to its de-mutualization capital structure change into a public company.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEMS 10. AND 11.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND
                    EXECUTIVE COMPENSATION

         In addition to the information under the caption "Executive Officers of the Registrant" in "Part I, Item 4" of this Report, the information required by these Items is incorporated herein by reference from the material under the headings "Nomination and Election of Class C Directors", "Directors' Compensation, Meetings and Standing Committees," "Executive Compensation," "Option Grants During Fiscal 2002," "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values," "Defined Benefit Retirement Plans," "Employment Contracts and Termination of Employment and Change in Control Arrangements," "Board Compensation Committee Report on Executive Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Part of the information required by this Item is incorporated by reference from the material under the caption "Principal Stockholders" in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

         The following table summarizes information with respect to options under the Company's equity compensation plans at December 31, 2002:

                                                                                                   NUMBER OF SECURITIES
                                                                                                  REMAINING AVAILABLE FOR
                                  NUMBER OF SECURITIES TO BE        WEIGHTED-AVERAGE EXERCISE   FUTURE ISSUANCE UNDER EQUITY
                                   ISSUED UPON EXERCISE OF            PRICE OF OUTSTANDING          COMPENSATION PLANS
                                     OUTSTANDING OPTIONS,             OPTIONS, WARRANTS, AND       (EXCLUDING SECURITIES
                                     WARRANTS, AND RIGHTS                   RIGHTS               REFLECTED IN COLUMN (A))
                                             (A)                             (B)                            (C)



Equity compensation plans
   approved by security holders            596,900                          $3.65                         380,000

Equity compensation plans not
   approved by security holders             32,000                          $7.25                         118,000
                                           -------                          -----                         -------

                                           628,900                                                        498,000
       Total                               =======                                                        =======



         The equity compensation plans not approved by security holders have generally the same features as those approved by security holders. For further details regarding the Company's equity compensation plans, including the Non-Employee Director Stock Option Plan which was not approved by security holders, see Note 16 to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the material under the captions "Nomination and Election of Class C Directors," "Executive Compensation," "Option Grants During Fiscal 2002," "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values," and "Employment Contracts and Termination of Employment and Change in Control Arrangements" in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------

      The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

CHANGES IN INTERNAL CONTROLS
----------------------------

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                    ON FORM 8-K
                                                                            PAGE
                                                                            ----


(A)           FINANCIAL STATEMENTS:
      (i)     Report of Independent Accountants - 2002, 2001 and  2000  .... 28
      (ii)    Consolidated Financial Statements:
                  Balance Sheets at December 31, 2002, 2001 and  2000 ...... 29
                  Statements of Income for each of the three years
                    in the period ended December 31, 2002................... 30
                  Statements of Changes in Stockholders' Equity for
                    each of the three years in the period ended
                    December 31, 2002....................................... 31
                  Statements of Cash Flows for each of the three years
                    in the period ended December 31, 2002................... 32
                  Notes to Consolidated Financial Statements................ 33
      (iii)       Financial Statement Schedule for each of the three
                  years in the period ended December 31, 2002:
                  Schedule II - Valuation and Qualifying Accounts........... 58
      (iv)    Exhibits:  Reference is made to the list on pages 57 and 58 of the exhibits filed with this report.

(B)           REPORTS ON FORM 8-K:
              No reports on Form 8-K were required to be filed by the Registrant during the quarter ended December 31, 2002.



                                                  OREGON STEEL MILLS, INC.
                                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               FOR THE YEARS ENDED DECEMBER 31
                                                       (IN THOUSANDS)


COLUMN A                                         COLUMN B               COLUMN C                  COLUMN D        COLUMN E
--------                                         --------        ----------------------------     --------        --------
                                                                 ADDITIONS
                                                 BALANCE AT      CHARGED TO       CHARGED                        BALANCE AT
                                                 BEGINNING       COSTS AND        TO OTHER                         END OF
CLASSIFICATION                                   OF PERIOD        EXPENSES        ACCOUNTS       DEDUCTIONS        PERIOD
--------------                                   ----------      ----------      ---------     -------------     -----------
   2002
   ----
Allowance for doubtful accounts                     $4,299          $2,535          $ -           $ (2,488)         $4,346
Valuation allowance for impairment
   of non-current deferred income tax assets         3,424           1,738            -                  -           5,162

   2001
   ----
Allowance for doubtful accounts                     $1,528          $3,127          $ -           $   (356)         $4,299
Valuation allowance for impairment
   of non-current deferred income tax assets         3,105             319            -                  -           3,424

   2000
   ----
Allowance for doubtful accounts                     $1,994           $ 441          $ -           $   (907)         $1,528
Valuation allowance for impairment
  of non-current deferred income  tax assets         3,282               -            -               (177)          3,105


LIST OF EXHIBITS (ASTERISK)

   2.0 Asset Purchase Agreement dated as of January 2, 1992, by and between Camrose Pipe Company (a partnership) and Stelco Inc. (Filed as exhibit 2.0 to Form 8-K dated June 30, 1992 and incorporated by reference herein.)
   2.1 Asset Purchase Agreement dated as of March 3, 1993, among CF&I Steel Corporation, Denver Metals Company, Albuquerque Metals Company, CF&I Fabricators of Colorado, Inc., CF&I Fabricators of Utah, Inc., Pueblo Railroad Service Company, Pueblo Metals Company, Colorado & Utah Land Company, the Colorado and Wyoming Railway Company, William J. Westmark as trustee for the estate of The Colorado and Wyoming Railway Company, CF&I Steel, L.P., New CF&I, Inc. and Oregon Steel Mills, Inc. (Filed as exhibit
                 2.1 to Form 8-K dated March 3, 1993, and incorporated by reference herein.)
   3.1 Restated Certificate of Incorporation of the Company, as amended. (Filed as exhibit 3.2 to Form 10-K dated December 31, 1999, and incorporated by reference herein.)
   3.2 Bylaws of the Company as amended. (Filed as exhibit 3.2 to Form 10-K dated December 31, 2001, and incorporated by reference herein.)
   4.1 Specimen Common Stock Certificate. (Filed as exhibit 4.1 to Form S-1 Registration Statement 33-38379 and incorporated by reference herein.)
   4.2 Rights Agreement between Oregon Steel Mills, Inc. and ChaseMellon Shareholder Services, LLC (now Mellon Investor Services, LLC), as Rights Agent. (Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A (SEC Reg.
                 No. 1-9987) and incorporated by reference herein.)
   4.3 Indenture, dated as of July 15, 2002, by and among Oregon Steel Mills, U.S. Bank National Association, as trustee, and New CF&I, Inc., and CF&I Steel, L.P., as guarantors. (Filed as exhibit 4.1 to the Registration statement on Form S-4 (SEC
                 Reg. No. 333-98249) and incorporated by reference herein).
   4.4 First Amendment to Oregon Steel Mills, Inc. Indenture. (Filed as Exhibit 4.2 to Form 10-Q dated September 30, 2002, and incorporated by reference herein.)
   4.5 Exchange and Registration Rights Agreement, dated July 15, 2002, between Oregon Steel Mills and Goldman, Sachs & Co. (Filed as exhibit 4.2 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
   4.6 Security Agreement, dated as of July 15, 2002, between Oregon Steel Mills and U.S. Bank National Association. (Filed as exhibit 4.3 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
   4.7           Security  Agreement, dated as of July 15, 2002, between
                 CF&I Steel, L.P. and U.S. Bank National Association. (Filed as exhibit 4.4 to the Registration Statement on Form S-4
                 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
   4.8           Security Agreement, dated as of July 15, 2002, between
                 New CF&I, Inc. and U.S. Bank National Association. (Filed as exhibit 4.5 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
   4.9 Intercreditor Agreement, dated July 15, 2002 between U.S. Bank National Association and Textron Financial Corporation.
                 (Filed as exhibit 4.6 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
   4.10 Form of Deed of Trust, Assignment of Rents and Leases and Security Agreement. (Filed as exhibit 4.7 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
   4.11 Form of Global Note. (Filed as exhibit 4.8 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
   4.12 Guarantee of CF&I Steel, L.P. (Filed as exhibit 4.9 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
   4.13 Guarantee of New CF&I, Inc. (Filed as exhibit 4.10 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)

  10.1** Form of Indemnification Agreement between the Company and its directors. (Filed as exhibit 10.6 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)
  10.2** Form of Indemnification Agreement between the Company and its executive officers. (Filed as exhibit 10.7 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)
  10.3 Agreement for Electric Power Service between registrant and Portland General Electric Company. (Filed as exhibit 10.20 to Form S-1 Registration Statement 33-20407 and incorporated by reference herein.)
  10.4** Form of Key Employee Contract between the Company and its executive officers. (Filed as exhibit 10.2 to Form 10-Q dated September 30, 2000, and incorporated by reference herein.)
  10.5           Summary of Rights to Purchase Participating Preferred Stock.
                 (Filed as exhibit 2 to the Company's Registration Statement on Form 8-A (SEC Reg. No. 1-9987) and incorporated by reference herein.)
  10.6 Form of Rights Certificate and Election to Purchase. (Filed as exhibit 3 to the Company's Registration Statement on Form 8-A (SEC Reg. No. 1-9987) and incorporated by reference herein.)
  10.7** 2002 Annual Incentive Plan for certain of the Company's management employees. (Filed as exhibit 10.11 to Form 10-K dated December 31, 2001, and incorporated by reference herein.)
  10.8** 2000 Non-Qualified Stock Option Plan. (Filed as exhibit 99.1 to the Company's Registration Statement on Form S-8 (see Reg. No. 333-68732) and incorporated by reference herein.)
  10.9** 2002 Non-Employee Director's Stock Option Plan. (Filed as exhibit 99.1 to the Company's Registration Statement on Form S-8 (SEC Reg. No. 333-86980) and incorporated by reference herein.)
  10.10*** Credit Agreement, dated as of July 12, 2002, among Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P. and Colorado & Wyoming Railway Company as borrowers, the financial institutions that are or may from time to time become parties thereto, as Lenders, Textron Financial Corporation, as Agent for the Lenders, and GMAC Business Credit LLC, as Co-Managing Agent. (Filed as exhibit 10.1 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).
  10.11 Amendment No. 1 to Credit Agreement dated as of December 13, 2002, among Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P. and Colorado & Wyoming Railway Company as borrowers, the financial institutions that are or may from time to time become parties thereto, as Lenders, Textron Financial Corporation, as Agent for the Lenders, and GMAC Business Credit LLC, as Co-Managing Agent.
  10.12 Security Agreement, dated as of July 12, 2002, among Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P. and the Agent for the Lenders. (Filed as exhibit 10.2 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein).
  21.0           Subsidiaries of registrant.
  23.0           Consent of Independent Accountants - PricewaterhouseCoopers
                 LLP.
  99.0 Partnership Agreement dated as of January 2, 1992, by and between Camrose Pipe Corporation and Stelcam Holding, Inc. (Filed as exhibit 28.0 to Form 8-K dated June 30, 1992, and incorporated by reference herein.)
  99.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                         OREGON STEEL MILLS, INC.
                                         (Registrant)

                                         By    /s/ Joe E. Corvin
                                            ---------------------------------
                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oregon Steel Mills, Inc. and in the capacities and on the dates indicated.


         SIGNATURE                       TITLE                         DATE
         ---------                       -----                         ----


  /s/ Joe E. Corvin            President, Chief Executive        March 17, 2003
--------------------------
    (Joe E. Corvin)            Officer and Director
                               (Principal Executive Officer)

/s/ L. Ray Adams               Vice President Finance,           March 17, 2003
--------------------------
    (L. Ray Adams)             Chief Financial Officer, and
                               Treasurer
                               (Principal Financial Officer)

 /s/ Jeff S. Stewart           Corporate Controller              March 17, 2003
--------------------------
    (Jeff S. Stewart)          (Principal Accounting Officer)

/s/ William Swindells          Chairman of the Board             March 17, 2003
--------------------------
    (William Swindells)        and Director

/s/  James E. Declusin         Director                          March 17, 2003
--------------------------
    (James E. Declusin)

/s/ Harry L. Demorest          Director                          March 17, 2003
--------------------------
    (Harry L. Demorest)

/s/ Carl W. Neun               Director                          March 17, 2003
--------------------------
    (Carl W. Neun)

/s/ David L. Parkinson         Director                          March 17, 2003
--------------------------
    (David L. Parkinson)

/s/ Stephen P. Reynolds        Director                          March 17, 2003
--------------------------
    (Stephen P. Reynolds)

/s/ John A. Sproul             Director                          March 17, 2003
--------------------------
    (John A. Sproul)

/s/ Frank M. Walker            Director                          March 17, 2003
--------------------------
    (Frank M. Walker)