Form 10-Q
period 2003-03-31
OREGON STEEL MILLS INC
filed 2003-05-15
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2003
                               -------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number       1-9887
                       --------------------

                            OREGON STEEL MILLS, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                  94-0506370
--------------------------------------------------------------------------------
         (State or other jurisdiction of                   (IRS Employer
          incorporation or organization)                    Identification No.)

 1000 S.W. Broadway, Suite 2200, Portland, Oregon                       97205
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (503)223-9228
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                    Yes X    No
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

         Common Stock, $.01 Par Value                  26,388,254
         ----------------------------        -----------------------------------
                    Class                      Number of Shares Outstanding
                                                  (as of May 1, 2003)

                            OREGON STEEL MILLS, INC.
                                      INDEX



                                                                           Page
                                                                           ----
PART I.    FINANCIAL  INFORMATION

           Item 1.   Financial Statements

                     Consolidated Balance Sheets
                        March 31, 2003 (unaudited) and
                        December 31, 2002.....................................2

                     Consolidated Statements of Income (unaudited)
                        Three months ended March 31, 2003 and 2002........... 3

                     Consolidated Statements of Cash Flows (unaudited)
                        Three months ended March 31, 2003 and 2002........... 4

                     Notes to Consolidated Financial Statements
                        (unaudited) .....................................5 - 13

           Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.............14 - 18

           Item 3.   Quantitative and Qualitative Disclosures
                        about Market Risk................................... 18

           Item 4.   Controls and Procedures.................................18

PART II.   OTHER INFORMATION

           Item 1.   Legal Proceedings ......................................19

           Item 4.   Submission of Matters to a Vote of the
                     Security Holders....................................... 19

           Item 6.   Exhibits and Reports on Form 8-K........................19

           SIGNATURES....................................................... 19
           CERTIFICATIONS.................................................20-21

PART I    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 OREGON STEEL MILLS, INC.
                                CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                    MARCH 31,        DECEMBER 31,
                                                                      2003               2002
                                                                 --------------     -------------
                                                                  (UNAUDITED)
                                          ASSETS
Current assets:
    Cash and cash equivalents                                      $  27,277         $  33,050
    Trade accounts receivable, less
     allowance for doubtful
     accounts of $4,304 and $4,346                                    73,244            84,547
    Inventories                                                      163,506           162,834
    Deferred tax asset                                                 7,913             8,109
    Other                                                              5,775             6,922
                                                                   ---------         ---------
        Total current assets                                         277,715           295,462
                                                                   ---------         ---------
Property, plant and equipment:
    Land and improvements                                             31,851            30,936
    Buildings                                                         53,132            52,653
    Machinery and equipment                                          800,919           793,537
    Construction in progress                                          16,676            17,444
                                                                   ---------         ---------
                                                                     902,578           894,570
    Accumulated depreciation                                        (383,026)         (371,192)
                                                                   ---------         ---------
        Net property, plant and equipment                            519,552           523,378
                                                                   ---------         ---------
    Goodwill, net                                                        520               520
    Intangibles, net                                                   1,075             1,106
    Other assets                                                      26,670            28,896
                                                                   ---------         ---------
               TOTAL ASSETS                                        $ 825,532         $ 849,362
                                                                   =========         =========

                                      LIABILITIES
Current liabilities:
    Accounts payable                                               $  71,496         $  63,325
    Accrued expenses                                                  63,103            81,760
                                                                   ---------         ---------
        Total current liabilities                                    134,599           145,085

Long-term debt                                                       301,524           301,428
Deferred employee benefits                                            23,876            23,222
Environmental liability                                               29,012            30,482
Deferred income taxes                                                 11,618            16,895
                                                                   ---------         ---------
        Total liabilities                                            500,629           517,112
                                                                   ---------         ---------

Minority interests                                                    25,002            25,260
                                                                   ---------         ---------
Contingencies (Note 7)
                                   STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share; 1,000 shares
  authorized; none issued                                                 --                --
Common stock, par value $.01 per share; authorized
   30,000 shares, 25,790 shares issued and outstanding                   258               258
Additional paid-in capital                                           227,639           227,639
Retained earnings                                                     90,585            99,610
                                                                   ---------         ---------
                                                                     318,482           327,507
                                                                   ---------         ---------
 Accumulated other comprehensive income:
    Cumulative translation adjustment                                 (6,915)           (8,851)
    Minimum pension liability                                        (11,666)          (11,666)
                                                                   ---------         ---------
          Total stockholders' equity                                 299,901           306,990
                                                                   ---------         ---------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 825,532         $ 849,362
                                                                   =========         =========

        The accompanying notes are an integral part of the consolidated financial statements.

                                 OREGON STEEL MILLS, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                        (UNAUDITED)
                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                             ------------------------------------
                                                                                   2003                    2002
                                                                             ---------------           ----------
SALES
     Product Sales                                                              $ 166,930              $ 187,901
     Freight                                                                        8,751                 11,167
                                                                                ---------              ---------
                                                                                  175,681                199,068
COSTS AND EXPENSES:
     Cost of sales                                                                169,602                177,369
     Selling, general and administrative expenses                                  12,489                 14,134
     Gain on sale of assets                                                           (61)                  (958)
     Incentive compensation                                                           222                    450
                                                                                ---------              ---------
                                                                                  182,252                190,995
                                                                                ---------              ---------
         Operating income (loss)                                                   (6,571)                 8,073
OTHER INCOME (EXPENSE):
     Interest expense, net                                                         (8,101)                (8,592)
     Minority interests                                                               169                   (132)
     Other income, net                                                                258                    446
                                                                                ---------              ---------
         Loss before income taxes                                                 (14,245)                  (205)
INCOME TAX BENEFIT                                                                  5,220                     84
                                                                                ---------              ---------
     Loss before cumulative effect of change in accounting principle               (9,025)                  (121)
     Cumulative effect of change in accounting principle, net of
     tax of $11,264, net of minority interests of $2,632                               --                (17,967)
                                                                                ---------              ---------

NET LOSS                                                                        $  (9,025)             $ (18,088)
                                                                                =========              =========

BASIC AND DILUTED LOSS PER SHARE:
     Loss before cumulative effect of change in accounting principle            $   (0.34)             $   (0.01)
     Cumulative effect of change in accounting principle                               --                  (0.68)
                                                                                ---------              ---------
     Net loss per share                                                         $   (0.34)             $   (0.69)
                                                                                =========              =========

WEIGHTED AVERAGE COMMON SHARES AND COMMON
SHARES EQUIVALENTS OUTSTANDING:
         Basic and diluted                                                         26,388                 26,387

             The accompanying notes are an integral part of the consolidated financial statements.




                                 OREGON STEEL MILLS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                        (UNAUDITED)
                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------------
                                                                                   2003                  2002
                                                                               -----------            -----------
 Cash flows from operating activities:
       Net loss                                                                $  (9,025)             $ (18,088)
       Adjustments to reconcile net loss to net cash
         provided by (used in) operations
                Cumulative effect of change in accounting principle                   --                 17,967
                Depreciation and amortization                                     10,464                 11,697
                Deferred income taxes, net                                        (5,081)                  (164)
                Gain on sale of assets                                               (61)                  (958)
                Minority interests' share of income                                 (258)                   132
             Changes in current assets and liabilities:
                Trade accounts receivable                                         11,303                 (5,969)
                Inventories                                                         (672)                (4,608)
                Operating liabilities                                             (9,617)                   204
                Income taxes                                                        (215)                    --
                Other, net                                                         1,967                  4,513
                                                                               ---------              ---------
             NET CASH PROVIDED BY (USED IN) OPERATIONS                            (1,195)                 4,726
                                                                               ---------              ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                                     (6,606)                (4,310)
   Proceeds from disposal of property and equipment                                   60                  1,283
   Other, net                                                                         32                  2,648
                                                                               ---------              ---------
             NET CASH USED IN INVESTING ACTIVITIES                                (6,514)                  (379)
                                                                               ---------              ---------

Cash flows from financing activities:
   Proceeds from bank debt                                                            --                180,834
   Payments on bank and long term debt                                                --               (195,260)
   Other                                                                              --                    120
                                                                               ---------              ---------
             NET CASH USED IN FINANCING ACTIVITIES                                    --                (14,306)
                                                                               ---------              ---------

Effects of foreign currency exchange rate                                          1,936                    (57)
                                                                               ---------              ---------
Net decrease in cash and cash equivalents                                         (5,773)               (10,016)
Cash and cash equivalents at the beginning of period                              33,050                 12,278
                                                                               ---------              ---------
Cash and cash equivalents at the end of period                                 $  27,277              $   2,262
                                                                               =========              =========
Supplemental disclosures of cash flow information:
   Cash paid for:
   --------------
      Interest                                                                 $  15,460              $      --
      Income taxes                                                             $     165              $      97
   Non cash financing activities:
      Interest applied to loan balance                                         $      --              $   1,134

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

          The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 2002 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

     Recent Accounting Pronouncements

          In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Statandard ("SFAS") No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement requires that the Company record a liability for the fair value of an asset retirement obligation when the Company has a legal obligation to remove the asset. SFAS No. 143 is effective for the Company beginning January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial statements.

          In May 2002, the FASB issued SFAS No. 145, "RECISSION OF FAS NOS. 4, 44, AND 64, AMENDMENT OF FAS 13, AND TECHNICAL CORRECTIONS." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board ("APB") Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. In mid-July 2002, the Company refinanced its credit facility and redeemed its 11% First Mortgage Notes due 2003, resulting in a $1.1 million extraordinary loss, net of taxes, on the early extinguishment of debt. The amount recognized consisted primarily of the write-off of unamortized fees and expenses. The adoption of SFAS No. 145 by the Company in 2003 will cause a reclassification of the extraordinary loss from extinguishment of debt to interest expense in the third quarter 2003.

          In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." SFAS No. 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 1, 2003. The Company primarily accounts for employee termination actions under SFAS No. 112, which requires recording when such charges are probable and estimable. As such, the adoption of SFAS No. 146 did not have an impact in the quarter, as there were no significant one-time severance actions or other exit costs.

         In November 2002, the FASB issued Interpretation ("FIN") No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The disclosure provisions for FIN No. 45 were effective for the year ending December 31, 2002. The Company adopted the recognition provisions of FIN No. 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have any material impact on the Company's consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE." SFAS No. 148 amends SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and interim disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company did not change to fair value based method of accounting for stock-based compensation; therefore, adoption of SFAS No. 148 will only impact disclosures, not the financial results. The Company discloses the pro forma effects of stock-based employee compensation on net income and earning per share. See Note 2, "Stock-Based Compensation."

         In January 2003, the FASB issued FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. The Company has not created or obtained an interest in any variable interest entities after January 31, 2003. The Company is continuing to review the provisions of FIN No. 46 to determine its impact, if any, on future reporting periods with respect to interests in variable interest entities created prior to February 1, 2003.

     Reclassifications

         Certain reclassifications have been made to the prior periods to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

2.   STOCK-BASED COMPENSATION

         The Company has two stock-based compensation plans to make awards of options to officers, key employees and non-employee directors. The Company accounts for its plans under the recognition and measurements principles of APB Opinion No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had exercise prices equal to the market value of the underlying common stock at the date of grant. Options have a term of ten years and generally vest over one to three years from the date of the grant. No stock options were issued in the first quarter of 2003.

         The following tables illustrate the effect on net income and earnings per share as if the Black-Scholes fair value method described in SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," as amended, had been applied to the Company's stock option plans.


                                                                       Three Months Ended March 31,
                                                                      -----------------------------
                                                                         2003                2002
                                                                      ---------           ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE
                                                                                AMOUNTS)
      Net loss, as reported                                            $(9,025)           $(18,088)
      Deduct: total stock-based compensation expense determined
         under fair value based method for all awards, net
         of related tax effects of $25 and $33                             (43)                (47)
                                                                       -------            --------
      Pro forma net loss                                               $(9,068)           $(18,135)
                                                                       =======            ========
      Loss per share:
            Basic and diluted - as reported                             $(0.34)             $(0.69)
            Basic and diluted - pro forma                               $(0.34)             $(0.69)

      The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                             2002            2001
                                            ------          ------

       Annualized Dividend Yield                0%              0%
       Common Stock Price Volatility         64.4%           66.1%
       Risk-Free Rate of Return               4.9%            4.7%
       Expected option term (in years)           7               7

3.  INVENTORIES


         Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method. The components of inventories are as follows:

                                             March 31,       December 31,
                                                2003             2002
                                             ---------       ------------
                                                    (In thousands)

     Raw materials                            $  9,628        $  6,959
     Semi-finished product                      65,366          63,431
     Finished product                           51,720          56,997
     Stores and operating supplies              36,792          35,447
                                              --------        --------
        Total inventory                       $163,506        $162,834
                                              ========        ========

4.  NET LOSS PER SHARE

         The Company calculates earnings per share in accordance with SFAS No. 128, "EARNINGS PER SHARE." SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and warrants, as determined using the treasury stock method.

         Shares used in calculating basic and diluted earnings per share for the three month periods ended March 31, are as follows:

                                                                                        Three Months Ended March 31,
                                                                                        ------------------------------
                                                                                             2003               2002
                                                                                        ------------         ---------
                                                                                          (In thousands, except per
                                                                                                  share amounts)
     Weighted average number of common shares outstanding                                     25,790           25,789
     Shares of common stock to be issued in April 2003                                           598              598
                                                                                            --------         --------
                                                                                              26,388           26,387
                                                                                            ========         ========

     Dilutive effect of:
     Employee stock options                                                                       --               --
                                                                                            --------         --------

     Weighted average number of common shares outstanding:
     Assuming dilution                                                                        26,388           26,387
                                                                                            ========         ========


     Loss before cumulative effect of change in accounting principle                        $ (9,025)        $   (121)
     Cumulative  effect of change in  accounting  principle,  net of tax,
       net of minority interest                                                                   --          (17,967)
                                                                                            --------         --------
     Net loss                                                                               $ (9,025)        $(18,088)
                                                                                            ========         ========

Basic and diluted loss per share:
     Before cumulative effect of change in accounting principle                             $  (0.34)        $  (0.01)
     Cumulative effect of change in accounting principle                                          --            (0.68)
                                                                                            --------         --------
Basic and diluted loss per share                                                            $  (0.34)        $  (0.69)
                                                                                            ========         ========


         Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options for the period they were outstanding. For the first quarter of 2003 and 2002, approximately 454,200 shares and 227,229 shares, respectively, were excluded from the diluted earnings per share calculation, as to include them would have been antidilutive.

5.  COMPREHENSIVE LOSS

                                                  Three Months Ended March 31,
                                                  -----------------------------
                                                        2003            2002
                                                  -------------       ---------
                                                          (In thousands)

    Net loss                                         $ (9,025)        $(18,088)
    Foreign currency translation adjustment             1,936              (57)
                                                     --------         --------
    Comprehensive loss                               $ (7,089)        $(18,145)
                                                     ========         ========

6.   DEBT, FINANCING ARRANGEMENTS, AND LIQUIDITY

     Debt balances were as follows:


                                                     March 31,     December 31,
                                                       2003            2002
                                                     ---------     ------------
                                                          (In thousands)

    10% First Mortgage Notes due 2009 ("10% Notes")   $305,000       $305,000
    Less unamortized discount on 10% Notes              (3,476)        (3,572)
                                                      --------       --------
         Non-current maturity of long-term debt        $301,524      $301,428
                                                       ========      ========

         On July 15, 2002, the Company issued $305 million of 10% First Mortgage Notes at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem the Company's 11% First Mortgage Notes due 2003 ("11% Notes"), (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The existing credit agreement was replaced with a $75 million credit facility that will expire on June 30, 2005. As of March 31, 2003, the Company had outstanding $305 million principal amount of 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company's net income, as defined. Under these restrictions, there was no amount available for cash dividends at March 31, 2003. New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain assets of the Guarantors, excluding accounts receivable and inventory.

         As of March 31, 2003, the Company maintained a $75 million revolving credit facility ("Credit Agreement"), which will expire on June 30, 2005. At March 31, 2003, $5.0 million was restricted under the Credit Agreement, $9.2 million was restricted under the outstanding letters of credit, and $60.8 million was available for use. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. The Company was in compliance with such covenants at March 31, 2003. In addition, the Company cannot pay cash dividends without prior approval from the lenders.

         Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2004. As of March 31, 2003, the interest rate of this facility was 4.75%. Annual commitment fees are 0.25% of the unused portion of the credit line. At March 31, 2003, there was no outstanding balance due under the credit facility.

          As of March 31, 2003, principal payments on debt are due as follows (in thousands):

                2003-2008                                             -
                2009                                            305,000
                                                               --------
                                                               $305,000
                                                               ========

         The Company is able to draw up to $15 million of the borrowings available under the Credit Agreement to support issuance of letters of credit and similar contracts. At March 31, 2003, $9.2 million was restricted under outstanding letters of credit.

         Despite the unfavorable net results for the first quarter of 2003, the Company has been able to satisfy its needs for working capital and capital expenditures, due in part on its ability to secure adequate financing arrangements. The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from funds generated from operations, and if necessary, from the available credit facility.

7.   CONTINGENCIES

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

OREGON STEEL DIVISION

         In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality ("DEQ") committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Company's steel plate minimill in Portland, Oregon ("Portland Mill") may have affected sediment quality in the Willamette River. Based on preliminary findings, the DEQ has requested the Company to begin a full remedial investigation ("RI"), including areas of investigation throughout the Portland Mill, and implement source control as required. The Company estimates that costs of the RI study could range from $900,000 to $1,993,000 over the next two years. Based on a best estimate, the Company has accrued a liability of $988,000 as of March 31, 2003. The Company has also recorded a $988,000 receivable for insurance proceeds that are expected to cover these RI costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI costs as incurred. Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company's results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs. The Company is unable at this time to determine if the likelihood of an unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.

         In a related manner, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency ("EPA"), identifying it, along with 68 other entities, as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to contamination in a portion of the Willamette River that has been designated as the "Portland Harbor Superfund Site." The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability. At this time, nine private and public entities have signed an Administrative Order of Consent ("AOC") to perform a remedial investigation/feasibility study ("RI/FS") of the Portland Harbor Superfund Site under EPA oversight. The RI/FS is expected to take three to five years to complete. The Company is a member of the Lower Willamette Group, which is funding that investigation, and it signed a Coordination and Cooperation Agreement with the EPA that binds it to all terms of the AOC. As a best estimate of the RI/FS costs for years after 2002, the Company has accrued a liability of $735,000 as of March 31, 2003. The Company has also recorded a $735,000 receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred.

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

         On April 18, 2001, the United Steelworkers of America (the "Union"), along with two other groups, filed suit against the Company under the citizen suit provisions of the Clean Air Act ("CAA") in U.S. District Court in Portland, Oregon. The suit alleges that the Company has violated various air emission limits and conditions of its operating permits at the Portland Mill approximately 100 times since 1995. The suit seeks injunctive relief and unspecified civil penalties. On January 30, 2003, the federal district court judge dismissed the majority of the plaintiffs' claims and limited the type of relief the plaintiffs could receive if they succeeded in proving the remaining allegations. After the court's decision in the Company's favor, the Company and plaintiffs entered into a settlement in principle, which has yet to be incorporated into a final settlement document. If the settlement is not ultimately finalized, the Company believes it has factual and legal defenses to the plaintiff's allegations and intends to defend the matter vigorously. Although the Company believes it will either favorably settle the matter or prevail at trial, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

RMSM DIVISION

         In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At March 31, 2003, the accrued liability was $29.7 million, of which $24.3 million was classified as non-current on the consolidated balance sheet.

         The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provides for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $25 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. CF&I applied for the PSD permit in April 2002. Terms of that permit are still under discussion with the State and it has not yet been issued.

         In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I has negotiated a settlement of this matter with the EPA. Under that agreement and overlapping with the commitments made to the CDPHE described below, CF&I committed to the conversion to the new NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects and undertake additional environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. On April 9, 2003, the EPA filed a proposed Federal

Consent Decree, now subject to public comment, which, if approved by the court, will fully resolve all NSPS and PSD issues. At that time CF&I will dismiss its appeal against the EPA. If the proposed settlement with the EPA is not approved, which appears unlikely, it would not be possible to estimate the liability if there were ultimately an adverse determination of this matter.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I has accrued a liability of $2.8 million for possible fines and non-capital related expenditures since the settlement. As of March 31, 2003, the accrued liability was $1.2 million.

         As noted above, as part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace and the two existing furnaces, with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters (the Demag and Rokop casters), will be shut down. The new single furnace operation may not have the capacity to support a two caster operation and in that event the Rokop caster and the related assets with a book value of $9.2 million would be written off.

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

         In a related matter, in April 2000, the Union filed suit in U.S. District Court in Denver, Colorado, asserting that the Company and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. The Company and CF&I will seek a stay of the District Court action until a Consent Decree filed in another case settling the same issues with the EPA becomes final. While the Company does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on remand.

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

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of March 31, 2003, approximately 779 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At March 31, 2003, approximately 151 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs as positions became open. As noted above, there were approximately 151 Unreinstated Employees as of March 31, 2003. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. The Company does not believe that final judicial action on the strike issues is likely for at least two to three years.

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

         During the strike by the Union at CF&I, certain bargaining unit employees of the Colorado and Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of New CF&I, refused to report to work for an extended period of time, claiming that concerns for their safety prevented them from crossing the picket line. The bargaining unit employees of C&W were not on strike, and because the other C&W employees reported to work without incident, C&W considered those employees to have quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The various unions representing those individuals filed claims with C&W asserting that C&W had violated certain provisions of the applicable collective bargaining agreement, the Federal Railroad Safety Act ("FRSA"), or the Railway Labor Act. In all of the claims, the unions demand reinstatement of the former employees with their seniority intact, back pay and benefits.

         The United Transportation Union, representing thirty of those former employees, asserted that their members were protected under the FRSA and pursued their claim before the Public Law Board ("PLB"). A hearing was held in November 1999, and the PLB, with one member dissenting, rendered an award on January 8, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages and benefits received elsewhere. On February 6, 2001, C&W filed a petition for review of that award and the District Court referred the matter back to the PLB to determine the specific release which should be granted as to each claimant in accordance with the terms of the award. The District Court also filed a judgement to that effect and the C&W filed an appeal of the District Court's order and judgement in the United States Court of Appeals. The appeal was dismissed as being premature given that the hearing on back pay had not yet occurred. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's results of operations.

         The Transportation-Communications International Union, Brotherhood Railway Carmen Division, representing six of those former C&W employees, asserted that their members were protected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and that PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. As of April 2003, this matter has been resolved with all the claimants with no material adverse effect on the Company's results of operations.

OTHER COMMITMENTS AND CONTINGENCIES

         Effective January 8, 1990, the Company entered into an agreement, which was subsequently amended on December 7, 1990 and again on April 3, 1991, to purchase a base amount of oxygen produced at a facility located at the Company's Portland Mill. The oxygen facility is owned and operated by an independent third party. The agreement expires in August 2011 and specifies that the Company will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at March 31, 2003 was approximately $122,000. A similar contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and was subsequently amended on August 4, 1994. The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at March 31, 2003 was $116,000.

         In June 1999, a wholly-owned subsidiary of the Company and Feralloy Oregon Corporation ("Feralloy") formed Oregon Feralloy Partners (the "Joint Venture") to construct a temper mill and a cut-to-length ("CTL") facility ("Facility") with an annual stated capacity of 300,000 tons to process CTL plate from steel coil produced at the Company's Portland mill. The Facility commenced operations in May 2001. The Company owns 60% and Feralloy, the managing partner, owns 40% of the Joint Venture. Each partner holds 50% voting rights as owners of the Joint Venture. The Company is not required to, nor does it currently anticipate it will, make other contributions of capital to fund operations of the Joint Venture. However, the Company is obligated to supply not less than 15,000 tons per month of steel coil for processing through the Facility. In the event that the three-month rolling average of steel coil actually supplied for processing is less than 15,000 tons per month and the Joint Venture operates at less than breakeven (as defined in the Joint Venture agreement), then the Company is required to make a payment to the Joint Venture at the end of the three-month period equal to the shortfall.

         From mid-January to March 2003, the Company temporarily shut down its Portland Mill melt shop in response to both adverse market conditions and a high level of slab inventory at the end of 2002. The melt shop resumed operations in early March 2003, however, the Company expects a further temporary closure to occur in May 2003. The Company has forecasted that semi-finished slab purchases for the Portland Mill will meet the majority of its production needs for 2003. The Company is assessing the short and long term operation of the melt shop, and is considering the feasibility of producing semi-finished slabs versus the availability and cost of similar slabs for purchase. The book value of assets and other commitments associated with the melt shop operations ("Melt Shop Assets") was approximately $42 million at March 31, 2003. In the event the Company were to permanently cease production at the Portland Mill melt shop, the Company would expense the associated Melt Shop Assets with a charge to operating income.

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

     The Company expects to ship approximately 1.8 million tons of product during 2003. The Oregon Steel Division anticipates that it will ship approximately 240,000 tons of welded pipe and approximately 690,000 tons of plate and coil products during 2003. The product mix, in terms of tons, is expected to shift from 51% of welded pipe and 49% of plate and coil in 2002, to approximately 25% and 75%, respectively in 2003. This shift in product mix is expected to have a material negative impact on the 2003 average sales price and operating income for the division. The RMSM Division anticipates that it will ship approximately 370,000 tons of rail, and approximately 420,000 tons of rod and bar products. Seamless pipe shipments will be dependent on market conditions in the drilling industry. While the Company anticipates that product category average selling prices will be similar in 2003 as in 2002, higher raw material and energy costs are expected to have a material negative impact on the operating income for the division. Accordingly, the Company expects consolidated operating income to be significantly lower in 2003 versus 2002. However, the Company expects liquidity to remain adequate through 2003 unless there is a substantial negative change in overall economic markets.

Results of Operations
---------------------

The following table sets forth by division tonnage sold, sales and average selling price per ton:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2003          2002
                                                    ----------       -----------
  Total tonnage sold:
       Oregon Steel Division:
            Plate and Coil                             108,700         116,200
            Welded pipe                                 51,100         101,200
                                                       -------         -------
                 Total Oregon Steel Division           159,800         217,400
                                                       -------         -------
       RMSM Division:
            Rail                                       113,000          98,700
            Rod and Bar                                115,500         110,900
            Seamless pipe (1)                           10,900           2,300
            Semi-finished                                    -             100
                                                       -------         -------

                 Total RMSM Division                   239,400         212,000
                                                       -------         -------
       Total Company                                   399,200         429,400
                                                       =======         =======

  Product sales (in thousands): (2)
       Oregon Steel Division                          $ 78,342        $110,021
       RMSM Division                                    88,588          77,880
                                                      --------        --------
                 Total Company                        $166,930        $187,901
                                                      ========        ========


  Average selling price per ton: (2)
       Oregon Steel Division                              $490            $506
       RMSM Division                                      $370            $367
                 Company Average                          $418            $438

(1) The Company suspended operation of the seamless pipe mill in November of 2001 to April 2002.

(2) Product sales and average selling price per ton exclude freight revenues for the three months ended March 31, 2003 and 2002.

      SALES. Consolidated sales for the first quarter of 2003 of $166.9 million decreased $20.9 million, or 11.2% from sales of $187.9 million in the first quarter of 2002. Included in sales for the first quarter of 2003 is $8.8 million in freight revenue, compared to $11.2 million in the first quarter of 2002. Shipments were down 7.0% at 399,200 tons with an average selling price of $418 per ton for the first quarter of 2003 compared to 429,400 tons with an average selling price of $438 per ton for the first quarter of 2002. The decrease in both product sales and average selling prices were primarily the result of reduced shipments of large diameter pipe and plate product in the Oregon Steel Division.

      OREGON STEEL DIVISION. The division's sales for the first quarter of 2003 of $78.3 million decreased 28.8% from sales of $110.0 million in the first quarter of 2002. The division shipped 159,800 tons of plate, coil and welded pipe products at an average selling price of $490 per ton for the first quarter of 2003, compared to 217,400 tons of product at an average selling price of $506 per ton for the first quarter of 2002. The decrease in both product sales and average selling prices were primarily the result of decreased large diameter pipe orders at the Napa Pipe Mill. In addition, the Portland Mill experienced lower production volumes due to continued weak demand during the first quarter of 2003.

      RMSM DIVISION. The division's sales for the first quarter of 2003 of $88.6 million increased 13.7% from sales of $77.9 million in the first quarter of 2002. The Company shipped 239,400 tons of rail, rod and bar, and seamless pipe at an average selling price of $370 per ton for the first quarter of 2003, compared to 212,000 tons of product at an average selling price of $367 per ton for the same quarter of 2002. Increased sales of specialty rod and an announced rod price increase contributed to the higher average sales price per ton.

      GROSS PROFITS. Gross profit was $6.1 million, or 3.5% of total sales, for the first quarter of 2003 compared to $21.7 million, or 10.9% of total sales, for the same quarter in 2002. The decrease of $15.6 million in gross profit included: 1) a decrease of $10.5 million at the Oregon Steel Division due to decreased sales of high-priced welded pipe and plate products, higher scrap and purchased slab costs and lower production levels; 2) a decrease of $5.0 million at the RMSM Division primarily due to higher scrap and energy costs, offset partially by higher average selling price for rod products.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") of $12.5 million for the first quarter of 2003 decreased by 11.6%, from $14.1 million for the first quarter of 2002. The decrease in SG&A expenses is primarily due to decreased shipping costs associated with the decreased shipping volume for welded pipe and plate products. SG&A expenses, as a percentage of total sales was 7.1% for the first quarter of 2003, consistent with the level for the first quarter of 2002.

      INTEREST EXPENSE. Total interest expense decreased $0.5 million, or 5.8%, to $8.1 million in the first quarter of 2003, compared to $8.6 million in the same period of 2002. In July 2002, the Company refinanced its 11% Notes with the 10% Notes which resulted in lower interest expense in the first quarter of 2003. In addition, the Company completed the payoff of the 10-year CF&I acquisition term loan in December 2002 and there were no outstanding borrowings under the domestic and Canadian Credit Facilities during the first quarter of 2003.

      INCOME TAX EXPENSE. The effective income tax benefit rate was 36.6% and 41.0% for the first quarter of 2003 and 2002, respectively. The effective income tax rate for the first quarter of 2003 varied principally from the combined state and federal statutory rate due to a decrease in the federal benefit of state tax net operating loss carry-forwards.

                            OREGON STEEL MILLS, INC.

Liquidity and Capital Resources
-------------------------------

         At March 31, 2003, the Company's liquidity, comprised of cash, cash equivalents, and funds available under its revolving credit agreement ("Credit Agreement"), totaled approximately $88.1 million, compared to $94.9 million at December 31, 2002.

         Net cash used in operating activities was $1.2 million for the first quarter of 2003 compared to $4.7 million provided by operations in the same quarter of 2002. The items primarily affecting the $5.9 million decrease in cash flows were - a) non-cash transactions including: 1) the write-off of $31.9 million worth of goodwill during the first quarter of 2002 resulting in a cumulative effect of change in accounting principle of $18.0 million (net of a $11.3 million tax effect and $2.6 million of minority interest); and 2) a non-cash adjustment for deferred income taxes of $5.1 million in the first quarter of 2003; offset in part by b) changes in working capital requirements including: 1) a decrease of $11.3 million in net accounts receivable in the first quarter of 2003 versus an increase of $6.0 million in the same quarter of 2002; 2) an increase in inventories in the first quarter of 2003 ($0.7 million versus $4.6 million); and 3) a $9.6 million decrease of operating liabilities in the first quarter of 2003 versus a $0.2 million increase in the first quarter of 2002.

         Net cash used in investing activities in the first quarter of 2003 totaled $6.5 million compared to $0.4 million in the same period of 2002. The increase was in part due to $3.0 million of capital improvements for the furnace upgrade at the RMSM Division. Investing activities in 2002 also included cash generated from the sale of properties at the RMSM Division. There was no cash used in financing activities in the first quarter of 2003 compared to $14.3 million used in the first quarter of 2002. Cash used in financing activities during the first quarter of 2002 was primarily for repayments of the Company's revolving credit facility.

         Net working capital at March 31, 2003 decreased $7.3 million compared to December 31, 2002, reflecting a $17.7 million decrease in current assets and a $10.5 million decrease in current liabilities. The decrease in current assets was primarily due to a decrease in cash, accounts receivable and other current assets ($5.8 million, $11.3 million and $1.1 million, respectively). The accounts receivable turnover for the three months ended March 31, 2003, as measured in average daily sales outstanding, decreased to 36 days, as compared to 39 days for the corresponding period in 2002. The decrease was attributable to lower sales of plate and welded pipe at the Oregon Steel Division. The decrease in current liabilities was primarily due to a $18.7 million decrease in accrued expenses primarily attributable to the $15.3 million semi-annual interest on the 10% Notes paid in the first quarter of 2003, offset in part by a $8.2 million increase in account payables.

      As of March 31, 2003, principal payments on debt are due as follows (in thousands):

                2003-2008                                                 -
                2009                                                305,000
                                                                   --------
                                                                   $305,000
                                                                   ========


      On July 15, 2002 the Company issued $305 million of 10% Notes in a private offering at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem the Company's 11% Notes (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The old credit agreement, which was to expire on September 30, 2002, was replaced in July 2002 with a new $75 million credit facility that will expire on June 30, 2005. As of March 31, 2003, the Company had outstanding $305 million principal amount of 10% Notes, which bear interest at 10%. The two subsidiaries of the Company, New CF&I, Inc., and CF&I Steel, L.P. (the "Guarantors") guarantee the 10% Notes. The 10% Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company (exclusive of Camrose) and the Guarantors. The collateral does not include, among other things, accounts receivable and inventory. The Indenture under which the 10% Notes are issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company's net income as defined. Under these restrictions, there was no amount available for cash dividends at March 31, 2003. In addition, the Company cannot pay cash dividends under its Credit Agreement without prior approval from its lenders.

      As of March 31, 2003, the Company, New CF&I, Inc., CF&I Steel, L.P., and Colorado and Wyoming Railway Company are borrowers under the Credit Agreement, which will expire on June 30, 2005. At March 31, 2003, the amount available was the lesser of $70 million or the sum of the product of the Company's eligible domestic accounts receivable and inventory balances and specified advance rates. The Credit Agreement is secured by these assets in addition to a security interest in certain equity and intercompany interests of the Company. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.50%. As of March 31, 2003, there was no outstanding balance due under the Credit Agreement. Had there been new borrowings in the first quarter of 2003, the average interest rate for the Credit Agreement would have been 4.8%. The unused line fees were 0.50%. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including a minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. The Company was in compliance with such covenants at March 31, 2003. At March 31, 2003, $5.0 million was restricted under the Credit Agreement, $9.2 million was restricted under outstanding letters of credit, and $60.8 million was available for use.

      The Company is able to draw up to $15 million of the borrowings available under the Credit Agreement to support issuance of letters of credit and similar contracts. At March 31, 2003, $9.2 million was restricted under outstanding letters of credit.

      Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes by Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2004. At the Company's election, interest is payable based on either the bank's Canadian dollar prime rate, the bank's U.S. dollar prime rate, or LIBOR. As of March 31, 2003, the interest rate of this facility was 4.75%. Annual commitment fees are 0.25% of the unused portion of the credit line. At March 31, 2003, there was no outstanding balance due under the credit facility.

         During the first quarter of 2003, the Company expended approximately $2.7 million and $3.9 million on capital projects at the Oregon Steel Division and the RMSM Division, respectively. Despite the unfavorable net results for the first quarter of 2003, the Company has been able to satisfy its needs for working capital and capital expenditures through operating income and in part through its available cash on hand. The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from funds generated from operations, and if necessary, from the available credit facility.

         The Company's level of indebtedness presents other risks to investors, including the possibility that the Company and its subsidiaries may be unable to generate cash sufficient to pay the principal of and interest on their indebtedness when due. In that event, the holders of the indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and to proceed against their collateral, if applicable. These actions would likely have a material adverse effect on the Company. In addition, the Company faces potential costs and liabilities associated with environmental compliance and remediation issues and the labor dispute at the Pueblo Mill, as well as the potential shutdown of the melt shop at the Portland Mill. See Part 1, "Consolidated Financial Statements - Note 7, Contingencies" of this quarterly report for a description of those matters. Any costs or liabilities in excess of those expected by the Company could have a material adverse effect on the Company.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Meeting of Stockholders on May 1, 2003.

      The stockholders elected James Declusin, Carl W. Neun and Frank M. Walker as Class C directors, to serve until May 2006. All Class A and Class B directors continued in office after the meeting. Declusin, Neun and Walker were elected by a vote of 24,474,596 shares, 24,482,673 shares, and 18,056,854 shares, respectively, and 420,401 shares, 412,324 shares, and 6,838,143 shares, respectively, withheld authority to vote.

      The stockholders approved the proposal to amend the Corporation's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 30,000,000 shares to 45,000,000 shares. There were 19,412,280 votes for the proposal, 5,147,511 against the proposal, 335,206 abstentions and 894,857 broker non-votes.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

        99.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)     Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          OREGON STEEL MILLS, INC.


Date:   May 14, 2003                       /s/ Jeff S. Stewart
                                          --------------------------------
                                              Jeff S. Stewart
                                            Corporate Controller
                                          (Principal Accounting Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   May 14, 2003                             /s/ Joe E. Corvin
                                          ------------------------------
                                                    Joe E. Corvin
                                           President and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   May 14, 2003                         /s/ L . Ray Adams
                                       ---------------------------------------
                                                L . Ray Adams
                                            Vice President - Finance,
                                       Chief Financial Officer, and Treasurer