Form 10-Q
period 2003-06-30
OREGON STEEL MILLS INC
filed 2003-08-14
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2003
                               -------------------------------------------------

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
--------------------------------------------------------------------------------
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

                                 (503)240-5226
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                    Yes X    No
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

         Common Stock, $.01 Par Value                  26,396,170
         ----------------------------        -----------------------------------
                    Class                      Number of Shares Outstanding
                                                  (as of August 1, 2003)

                            OREGON STEEL MILLS, INC.
                                      INDEX



                                                                        Page
                                                                        ----
PART I.   FINANCIAL  INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                       June 30, 2003 (unaudited) and
                       December 31, 2002.......................................2

                    Consolidated Statements of Operations (unaudited)
                       Three months and six months ended June 30, 2003
                       and 2002............................................... 3

                    Consolidated Statements of Cash Flows (unaudited)
                       Six  months ended June 30, 2003 and 2002............... 4

                    Notes to Consolidated Financial Statements
                       (unaudited) .......................................5 - 14

          Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.............. 15 - 18

          Item 3.   Quantitative and Qualitative Disclosures about
                       Market Risk........................................... 19

          Item 4.   Controls and Procedures...................................19

PART II.  OTHER INFORMATION

          Item 1.        Legal Proceedings ...................................20

          Item 2.        Changes in Securities and Use of Proceeds............20

          Item 6.        Exhibits and Reports on Form 8-K.................... 20

          SIGNATURES........................................................  21

          Exhibit Index.......................................................22


                                          OREGON STEEL MILLS, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                         JUNE 30,      DECEMBER 31,
                                                                           2003            2002
                                                                       -----------    --------------
                                                                       (UNAUDITED)
                                           ASSETS
Current assets:
      Cash and cash equivalents                                         $  24,766        $  33,050
      Trade accounts receivable, less allowance for doubtful
        accounts of $4,711 and $4,346                                      61,297           84,547
      Inventories                                                         150,590          162,834
      Deferred income taxes                                                10,601            8,109
      Other                                                                 6,984            6,922
                                                                        ---------        ---------
          Total current assets                                            254,238          295,462
                                                                        ---------        ---------
Property, plant and equipment:
      Land and improvements                                                33,143           30,936
      Buildings                                                            53,901           52,653
      Machinery and equipment                                             808,813          793,537
      Construction in progress                                             14,611           17,444
                                                                        ---------        ---------
                                                                          910,468          894,570
      Accumulated depreciation                                           (421,841)        (371,192)
                                                                        ---------        ---------
          Net property, plant and equipment                               488,627          523,378
                                                                        ---------        ---------

      Goodwill, net                                                           520              520
      Intangibles, net                                                        900            1,106
      Other assets                                                         26,463           28,896
                                                                        ---------        ---------
                TOTAL ASSETS                                            $ 770,748        $ 849,362
                                                                        =========        =========
                                        LIABILITIES
Current liabilities:
      Accounts payable                                                  $  62,847        $  63,325
      Accrued expenses                                                     69,098           81,760
                                                                        ---------        ---------
          Total current liabilities                                       131,945          145,085

Long-term debt                                                            301,624          301,428
Deferred employee benefits                                                 24,543           23,222
Environmental liability                                                    28,730           30,482
Deferred income taxes                                                      12,113           16,895
                                                                        ---------        ---------
          Total liabilities                                               498,955          517,112
                                                                        ---------        ---------

Minority interests                                                         21,362           25,260
                                                                        ---------        ---------
Contingencies (Note 8)
                                  STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share; 1,000 shares
  authorized; none issued                                                      --               --
Common stock, par value $.01 per share; authorized 45,000 shares,
  26,388 shares issued and outstanding                                        264              258
Additional paid-in capital                                                227,633          227,639
Retained earnings                                                          38,636           99,610
                                                                        ---------        ---------
                                                                          266,534          327,507
                                                                        ---------        ---------
Accumulated other comprehensive income:
      Cumulative translation adjustment                                    (4,437)          (8,851)
      Minimum pension liability                                           (11,666)         (11,666)
                                                                        ---------        ---------
          Total stockholders' equity                                      250,431          306,990
                                                                        ---------        ---------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 770,748        $ 849,362
                                                                        =========        =========

           The accompanying notes are an integral part of the consolidated financial statements.



                                                OREGON STEEL MILLS, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                       (UNAUDITED)
                                                           THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                         -----------------------------     -----------------------------
                                                              2003            2002            2003            2002
                                                         -------------    ------------     ----------       ---------
SALES:
      Product Sales                                      $ 179,220        $ 217,774        $ 346,151        $ 405,675
      Freight                                               10,674           13,543           19,425           24,710
                                                         ---------        ---------        ---------        ---------
                                                           189,894          231,317          365,576          430,385
COSTS AND EXPENSES:
      Cost of sales                                        190,006          197,443          359,607          374,812
      Fixed and other asset impairment charges (1)          36,113               --           36,113               --
      Selling, general and administrative                   12,434           15,774           24,925           29,907
      Gain on sale of assets                                  (213)            (111)            (274)          (1,069)
      Incentive compensation                                   117            1,192              339            1,643
                                                         ---------        ---------        ---------        ---------
                                                           238,457          214,298          420,710          405,293
                                                         ---------        ---------        ---------        ---------
           Operating income (loss)                         (48,563)          17,019          (55,134)          25,092

OTHER INCOME (EXPENSE):
      Interest expense, net                                 (8,352)          (8,288)         (16,561)         (16,940)
      Minority interests                                     2,204             (232)           2,462             (364)
      Other income, net                                        459              965              735            1,471
                                                         ---------        ---------        ---------        ---------
           Income (loss) before income taxes               (54,252)           9,464          (68,498)           9,259
INCOME TAX BENEFIT (EXPENSE)                                 2,305           (4,263)           7,525           (4,179)
                                                         ---------        ---------        ---------        ---------
      Income (loss) before cumulative effect of
       change in accounting principle                      (51,947)           5,201          (60,973)           5,080
      Cumulative effect of change in accounting
      principle, net of tax of $11,274, net of
      minority interests of $2,732                              --               --               --          (17,967)
                                                         ---------        ---------        ---------        ---------

NET INCOME (LOSS)                                        $ (51,947)       $   5,201        $ (60,973)       $ (12,887)
                                                         =========        =========        =========        =========

BASIC AND DILUTED INCOME (LOSS) PER SHARE
      Income (loss) before cumulative effect of
      change in accounting principle                     $   (1.97)       $    0.20        $   (2.31)       $    0.19
      Cumulative effect of change in
      accounting principle                                      --               --               --            (0.68)
                                                         ---------        ---------        ---------        ---------
      Net income (loss) per share                        $   (1.97)       $    0.20        $   (2.31)       $   (0.49)
                                                         =========        =========        =========        =========

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING:
           Basic                                            26,388           26,388           26,388           26,387
           Diluted                                          26,388           26,660           26,388           26,639

(1) The $36.1 million impairment charge consists of: a) impairment of fixed assets - $26.6 million, and b) reduction of dedicated stores and operating supplies to net realizable value - $9.5 million.



                  The accompanying notes are an integral part of the consolidated financial statements.


                                             OREGON STEEL MILLS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)
                                                                              SIX MONTHS ENDED JUNE 30,
                                                                            --------------------------------
                                                                               2003                2002
                                                                            ------------       -------------
Cash flows from operating activities:
         Net loss                                                            $ (60,973)           $ (12,887)
         Adjustments to reconcile net loss to net cash
            provided by operations
                Cumulative effect of change in accounting principle                 --               17,967
                Depreciation and amortization                                   21,691               23,443
                Fixed and other asset impairment charges (1)                    36,113                 --
                Deferred income taxes, net                                      (7,442)               4,610
                Gain on sale of assets                                            (274)              (1,069)
                Minority interests' share of income (loss)                      (2,462)                 364
                Changes in current assets and liabilities:
                    Trade accounts receivable                                   23,250                  672
                    Inventories                                                  3,414                6,733
                    Operating liabilities                                      (12,026)              (2,982)
                    Income taxes                                                  (364)                 154
                    Other, net                                                   1,121                6,947
                                                                             ---------            ---------
                NET CASH PROVIDED BY OPERATIONS                                  2,048               43,952
                                                                             ---------            ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                                (11,618)              (9,884)
     Proceeds from disposal of property and equipment                              582                1,205
     Other, net                                                                   (479)               3,668
                                                                             ---------            ---------
                NET CASH USED IN INVESTING ACTIVITIES                          (11,515)              (5,011)
                                                                             ---------            ---------
Cash flows from financing activities:
     Proceeds from bank debt                                                        --              396,093
     Payments on bank and long term debt                                            --             (441,238)
     Net borrowings under Canadian bank revolving loan facility, net                --                  305
     Minority share of subsidiary's distribution                                (1,436)                  --
     Issue common stock                                                             --                    4
                                                                             ---------            ---------
                NET CASH USED IN FINANCING ACTIVITIES                           (1,436)             (44,836)
                                                                             ---------            ---------

Effects of foreign currency exchange rate                                        2,619                1,075
                                                                             ---------            ---------
Net decrease in cash and cash equivalents                                       (8,284)              (4,820)
Cash and cash equivalents at the beginning of period                            33,050               12,278
                                                                             ---------            ---------
Cash and cash equivalents at the end of period                               $  24,766            $   7,458
                                                                             =========            =========
Supplemental disclosures of cash flow information:
   Cash paid for:
   --------------
      Interest                                                               $  15,642            $  13,244
      Income taxes                                                           $     217            $     243
   Non-cash financing activities:
   ------------------------------
      Interest applied to loan balance                                       $      --            $   2,147

(1) The $36.1 million impairment charge consists of: a) impairment of fixed assets - $26.6 million, and b) reduction of dedicated stores and operating supplies to net realizable value - $9.5 million.



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

               The unaudited financial statements include all adjustments, consisting of normal recurring accruals and other charges as described in
     Note 9 "Asset impairment", which in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 2002 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

     Recent Accounting Pronouncements

          In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standard ("SFAS") No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement requires that the Company record a liability for the fair value of an asset retirement obligation when the Company has a legal obligation to remove the asset. SFAS No. 143 is effective for the Company beginning January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial statements.

          In May 2002, the FASB issued SFAS No. 145, "RECISSION OF FAS NOS. 4, 44, AND 64, AMENDMENT OF FAS 13, AND TECHNICAL CORRECTIONS." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. In mid-July 2002, the Company refinanced its credit facility and redeemed its 11% First Mortgage Notes due 2003, resulting in a $1.1 million extraordinary loss, net of taxes, on the early extinguishment of debt. The amount recognized consisted primarily of the write-off of unamortized fees and expenses. The adoption of SFAS No. 145 by the Company in 2003 will cause a reclassification of the extraordinary loss from extinguishment of debt to interest expense in the third quarter 2003.

          In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." SFAS No. 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 1, 2003. The Company primarily had accounted for employee termination actions under SFAS No. 112, which required recording when such charges are probable and estimable. As such, the adoption of SFAS No. 146 did not have an impact in the quarter, as there were no significant one-time severance actions or other exit costs.

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

         In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently evaluating whether or not the adoption of SFAS No. 149 will have an effect on its financial position, results of operations and cash flows.

         In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 on June 1, 2003. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

     Reclassifications

         Certain reclassifications have been made to the prior periods to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.


2.   STOCK-BASED COMPENSATION

         The Company has two stock-based compensation plans to make awards of options to officers, key employees and non-employee directors. The Company accounts for its plans under the recognition and measurements principles of APB Opinion No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had exercise prices equal to the market value of the underlying common stock at the date of grant. Options have a term of ten years and generally vest over one to three years from the date of the grant. There were options to purchase 32,000 shares of common stock issued in the second quarter of 2003 under the non-employee director plan.

         The following tables illustrate the effect on net income and earnings per share as if the Black-Scholes fair value method described in SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," as amended, had been applied to the Company's stock option plans.

                                                             Three Months Ended June 30,           Six Months Ended June 30,
                                                        --------------------------------        -------------------------------
                                                             2003                2002              2003             2002
                                                        -------------         ----------        ---------         ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE         (IN THOUSANDS, EXCEPT PER SHARE
                                                                    AMOUNTS)                               AMOUNTS)
Net income (loss), as reported                              $(51,947)         $  5,201          $(60,973)         $(12,887)
Deduct: total  stock-based compensation  expense
    determined under fair value based method for
    all awards, net of related tax effects                       (70)              (44)             (125)              (88)
                                                            --------          --------          --------          --------
Pro forma net income (loss)                                 $(52,017)         $  5,157          $(61,098)         $(12,975)
                                                            ========          ========          ========          ========
Income (loss) per share:
      Basic and diluted - as reported                       $  (1.97)         $   0.20          $  (2.31)         $  (0.49)
      Basic and diluted - pro forma                         $  (1.97)         $   0.19          $  (2.32)         $  (0.49)

      The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                2003                2002
                                             ---------          ------------

         Annualized Dividend Yield                 0%                 0%
         Common Stock Price Volatility          55.2%              64.4%
         Risk-Free Rate of Return                3.4%               4.9%
         Expected option term (in years)            7                  7

3.       INVENTORIES


         Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method. The components of inventories are as follows:

                                              June 30,          December 31,
                                                2003                2002
                                             ---------          ------------
                                                    (In thousands)

    Raw materials                             $  5,527           $  6,959
    Semi-finished product                       63,638             63,431
    Finished product                            53,247             56,997
    Stores and operating supplies               28,178             35,447
                                              --------           --------
         Total inventory                      $150,590           $162,834
                                              ========           ========

          Effective January 1, 2003, the Company changed the method of computing the market valuation of inventories in applying the lower of manufacturing cost or market (LCM) accounting policy. Under the new accounting method, the Company evaluates the market value of its inventory for potential LCM write-downs at the product group level. The Company believes this change is preferable because it better reflects a more precise measure of expense in the period in which an impairment in value is identified. During the three months ended June 30, 2003, the Company recognized approximately $4.2 million of LCM charges ($2.6 million after tax). Under the Company's past practices, there would not have been an impairment charge during this period. This change had a negative impact on income for the quarter and impacted both basic and diluted earnings per share by approximately 16 cents before tax (10 cents after tax). There was no impact on the period ended March 31, 2003 from using the new accounting method, and the accumulative effect of change as of January 1, 2003 was immaterial.


4.       NET INCOME (LOSS) PER SHARE

         The Company calculates earnings per share in accordance with SFAS No. 128, "EARNINGS PER SHARE." SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and warrants, as determined using the treasury stock method.

         Shares used in calculating basic and diluted earnings per share for the three-month and six-month periods ended June 30, are as follows:

                                                   THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------       -------------------------
                                                      2003             2002              2003           2002
                                                   ---------       -----------       ----------       --------
                                                               (In thousands, except per share amounts)
Basic weighted average                                26,388         26,388              26,388         26,387
  shares outstanding
Dilutive effect of:
   Employee stock options                                 --            272                  --            252
                                                    --------       --------          ----------       --------

Weighted average number of shares outstanding:
    Assuming dilution                                 26,388         26,660              26,388         26,639
                                                    ========       ========          ==========       ========

Net income (loss) before cumulative
  effect of change in accounting principle          $(51,947)      $  5,201          $  (60,973)      $  5,080
Cumulative effect of change in
  accounting principle, net of tax,
  net of minority interest                                --             --                  --        (17,967)
                                                    --------       --------          ----------       --------
Net income (loss)                                   $(51,947)      $  5,201          $  (60,973)      $(12,887)
                                                    ========       ========          ==========       ========

Basic income (loss) per share:
  Before cumulative effect of change
     in accounting principle                        $  (1.97)      $   0.20          $    (2.31)      $   0.19
  Cumulative effect of change in
     accounting principle                                 --             --                  --          (0.68)
                                                    --------       --------          ----------       --------
                                                    $  (1.97)      $   0.20          $    (2.31)      $  (0.49)
                                                    ========       ========          ==========       ========
Diluted income (loss) per share:
  Before cumulative effect of change
     in accounting principle                        $  (1.97)      $   0.20          $    (2.31)      $   0.19
  Cumulative effect of change in
     accounting principle                                 --             --                  --          (0.68)
                                                    --------       --------          ----------       --------
                                                    $  (1.97)      $   0.20          $    (2.31)      $  (0.49)
                                                    ========       ========          ==========       ========



5.    COMPREHENSIVE INCOME (LOSS)

                                                   THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------     -------------------------
                                                     2003              2002           2003            2002
                                                   ---------        ----------     ----------       --------
                                                         (In thousands)                 (In thousands)
Net income (loss)                                  $(51,947)         $5,201         $(60,973)       $(12,887)
Foreign currency translation
   adjustment                                         2,478           1,133            4,414           1,075
                                                   --------          ------         --------        --------
Comprehensive income (loss)                        $(51,265)         $6,334         $(56,559)       $(11,812)
                                                   ========          ======         ========        ========



6.       INCOME TAXES

         The effective income tax benefit rate was 3.8% and 10.7% for the three and six months ended June 30, 2003, as compared to the tax expense rate of 45.0% and 45.1% in the corresponding periods in 2002. The effective income tax rate for the first half of 2003 varied from the combined state and federal statutory rate principally because the Company established a valuation allowance for certain federal and state net operating loss carry-forwards and alternative minimum tax credits.

         SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," requires that tax benefits for federal and state net operating loss carry-forwards and alternative minimum tax credits be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not;" otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company has recorded a valuation allowance of $17.5 million in the second quarter 2003 due to uncertainties regarding the realization of these deferred tax assets.

         The Company will continue to reevaluate the need for a valuation allowance in the future. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowance in the future.

7.   DEBT, FINANCING ARRANGEMENTS, AND LIQUIDITY

     Debt balances were as follows:

                                                             June 30,                December 31,
                                                               2003                      2002
                                                             ---------              -------------
                                                                      (In thousands)

    10% First Mortgage Notes due 2009 ("10% Notes")          $305,000                 $305,000
    Less unamortized discount on 10% Notes                     (3,376)                  (3,572)
                                                             --------                 --------
         Non-current maturity of long-term debt              $301,624                 $301,428
                                                             ========                 ========


         On July 15, 2002, the Company issued $305 million of 10% First Mortgage Notes due 2009 ("10% Notes") at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem the Company's 11% First Mortgage Notes due 2003 ("11% Notes"), (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. As of June 30, 2003, the Company had outstanding $305 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company's net income, as defined. Under these restrictions, there was no amount available for cash dividends at June 30, 2003. New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain assets of the Guarantors, excluding accounts receivable and inventory.

       As of June 30, 2003, the Company maintained a $75 million revolving credit facility ("Credit Agreement"), which will expire on June 30, 2005. At June 30, 2003, $5.0 million was restricted under the Credit Agreement, $8.0 million was restricted under the outstanding letters of credit, and $62.0 million was available for use. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. In addition, the Company cannot pay cash dividends without prior approval from the lenders. On August 13, 2003, the Company entered into an agreement with its lenders to amend the $75 million revolving credit facility effective June 30, 2003. The agreement amended the minimum consolidated EBITDA, minimum fixed charge coverage ratio, maximum senior debt ratio and minimum consolidated tangible net worth covenants as of June 30, 2003 and for each month through the maturity date of the facility. In addition, the amendment added a borrowing availability limitation relating to inventory and will reduce the maximum credit amount from $75 million to $65 million.

         Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2004. As of June 30, 2003, the interest rate of this facility was 4.75%. Annual commitment fees are 0.25% of the unused portion of the credit line. At June 30, 2003, there was no outstanding balance due under the credit facility.

          As of June 30, 2003, principal payments on debt are due as follows (in thousands):

                2003-2008                                      -
                2009                                     305,000
                                                        --------
                                                        $305,000
                                                        ========

         The Company is able to draw up to $15 million of the borrowings available under the Credit Agreement to support issuance of letters of credit and similar contracts. At June 30, 2003, $8.0 million was restricted under outstanding letters of credit.

8.   CONTINGENCIES

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


OREGON STEEL DIVISION

         In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality ("DEQ") committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Company's steel plate minimill in Portland, Oregon ("Portland Mill") may have affected sediment quality in the Willamette River. Based on preliminary findings, the DEQ has requested the Company to begin a full remedial investigation ("RI"), including areas of investigation throughout the Portland Mill, and implement source control as required. The Company estimates that costs of the RI study could range from $900,000 to $1,993,000 over the next two years. Based on a best estimate, the Company has accrued a liability of $937,000 as of June 30, 2003. The Company has also recorded a $937,000 receivable for insurance proceeds that are expected to cover these RI costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI costs as incurred. Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company's results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs. The Company is unable at this time to determine if the likelihood of an unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.

         In a related matter, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency ("EPA"), identifying it, along with 68 other entities, as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to contamination in a portion of the Willamette River that has been designated as the "Portland Harbor Superfund Site." The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability. At this time, nine private and public entities have signed an Administrative Order of Consent ("AOC") to perform a remedial investigation/feasibility study ("RI/FS") of the Portland Harbor Superfund Site under EPA oversight. The RI/FS is expected to take three to five years to complete. The Company is a member of the Lower Willamette Group, which is funding that investigation, and it signed a Coordination and Cooperation Agreement with the EPA that binds it to all terms of the AOC. In June 2003, the Company signed a Funding and Participation Agreement whereby it, with nine other industrial and municipal parties, agreed to fund a joint effort with the federal, state and tribal trustees to study potential natural resources damages in the Portland Harbor. This effort is expected to last until 2006, although the Company has reserved the right to withdraw from the agreement after one year. As a best estimate of the RI/FS costs and natural resource damage study costs for years after 2002, the Company has accrued a liability of $685,000 as of June 30, 2003. The Company has also recorded a $685,000 receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred. Although the EPA has not yet defined the boundaries of the Portland Harbor Superfund Site, the AOC requires the RI/FS to focus on an "initial study area" that does not now include the portion of the Willamette River adjacent to the Portland Mill. The study area, however, may be expanded. At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by identified PRPs. A determination that the Company is a PRP could cause the Company to incur costs associated with remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company's results of operations. The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA, or natural resource damages and restoration that may be sought by federal, state and tribal natural resource trustees.

         On April 18, 2001, the United Steelworkers of America (the "Union"), along with two other groups, filed suit against the Company under the citizen suit provisions of the Clean Air Act ("CAA") in U.S. District Court in Portland, Oregon. The suit alleges that the Company has violated various air emission limits and conditions of its operating permits at the Portland Mill approximately 100 times since 1995. The suit seeks injunctive relief and unspecified civil penalties. On January 30, 2003, the federal district court judge dismissed the majority of the plaintiffs' claims and limited the type of relief the plaintiffs could receive if they succeeded in proving the remaining allegations. After the court's decision in the Company's favor, the Company and plaintiffs entered into a settlement and a consent decree has been finalized and is awaiting approval by the Environmental Protection Agency. If the settlement is not ultimately finalized, the Company believes it has factual and legal defenses to the plaintiff's allegations and intends to defend the matter vigorously. The Company believes it will favorably settle the matter or prevail at trial.


RMSM DIVISION

         In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At June 30, 2003, the accrued liability was $28.6 million, of which $23.4 million was classified as non-current on the consolidated balance sheet.

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

         In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I has negotiated a settlement of this matter with the EPA. Under that agreement and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects and undertake additional environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. On April 9, 2003, the EPA filed a proposed Federal Consent Decree, now subject to public comment, which, if approved by the court, will fully resolve all NSPS and PSD issues. At that time CF&I will dismiss its appeal against the EPA. If the proposed settlement with the EPA is not approved, which appears unlikely, it would not be possible to estimate the liability if there were ultimately an adverse determination of this matter.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I had expensed $2.8 million for possible fines and non-capital related expenditures since the settlement. As of June 30, 2003, the accrued liability was $1.2 million.

         As noted above, as part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace and the two existing furnaces, with a combined melting and casting capacity of approximately
1.2 million tons through two continuous casters, will be shut down. The new single furnace operation would not have the capacity to support a two caster operation, and as a result, one caster and the related assets with a book value of $9.2 million was written off in the quarter ended June 30, 2003. See
Note 9 "Asset Impairment" for a description of this charge.

         In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and the EPA. In September 2002, the Company submitted a request for a further extension of certain Title V compliance deadlines, consistent with a joint petition by the State and the Company for an extension of the same deadlines in the State Consent Decree. This modification gives CF&I adequate time to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices. Pricing and availability of billets is subject to significant volatility. However, the Company believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

         In a related matter, in April 2000, the Union filed suit in U.S. District Court in Denver, Colorado, asserting that the Company and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. The Company and CF&I sought and the Court entered a stay of the District Court action until a Consent Decree filed in another case settling the same issues with the EPA becomes final. While the Company does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on remand.

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

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of June 30, 2003, approximately 812 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At June 30, 2003, approximately 138 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs as positions became open. As noted above, there were approximately 138 Unreinstated Employees as of June 30, 2003. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. The Company does not believe that final judicial action on the strike issues is likely for at least two to three years.

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

OTHER COMMITMENTS AND CONTINGENCIES

         Effective January 8, 1990, the Company entered into an agreement, which was subsequently amended on December 7, 1990 and again on April 3, 1991, to purchase a base amount of oxygen produced at a facility located at the Company's Portland Mill. The oxygen facility is owned and operated by an independent third party. The agreement expires in August 2011 and specifies that the Company will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at June 30, 2003 was approximately $122,000. A similar contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and was subsequently amended on August 4, 1994. The agreement expires in January 2013 and specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at June 30, 2003 was $116,000.

         The oxygen facility at the Portland Mill exists primarily for the melt shop assets, which were shut down in May 2003. See Note 9 "Asset Impairment." The Company continues to record the monthly expense associated with this contract.

         In June 1999, a wholly-owned subsidiary of the Company and Feralloy Oregon Corporation ("Feralloy") formed Oregon Feralloy Partners (the "Joint Venture") to construct a temper mill and a cut-to-length ("CTL") facility ("Facility") with an annual stated capacity of 300,000 tons to process CTL plate from steel coil produced at the Company's Portland Mill. The Facility commenced operations in May 2001. The Company owns 60% and Feralloy, the managing partner, owns 40% of the Joint Venture. Each partner holds 50% voting rights as owners of the Joint Venture. The Company is not required to, nor does it currently anticipate it will, make other contributions of capital to fund operations of the Joint Venture. However, the Company is obligated to supply not less than 15,000 tons per month of steel coil for processing through the Facility. In the event that the three-month rolling average of steel coil actually supplied for processing is less than 15,000 tons per month and the Joint Venture operates at less than breakeven (as defined in the Joint Venture agreement), then the Company is required to make a payment to the Joint Venture at the end of the three-month period equal to the shortfall. As of June 30, 2003, no such payments were required or made.

9.   ASSET IMPAIRMENTS

         In May 2003, the Company shut down its Portland Mill melt shop. The determination to close the melt shop was based on 1) the Company's current ability to obtain semi-finished slab through purchases from suppliers on the open market, and 2) high energy and raw material costs and the yield losses associated with the inefficient casting technology in use at the Portland Mill. The Company has forecasted that future semi-finished slab purchases for the Portland Mill, combined with existing inventory on hand, will meet the production needs of the Portland Mill finishing operation for the remainder of 2003 and into the foreseeable future. The Company intends to maintain the melt shop in sufficient condition for a possible restart if market conditions change.

         In connection with the melt shop closure, the Company has determined the value of the related assets to be impaired. Accordingly, the Company has recorded a pre-tax impairment charge to earnings of $27.0 million for the melt shop and other related assets. Of this impairment charge recognized, $18.3 million represented impairment of fixed assets and $8.4 million pertained to reduction of dedicated stores and operating supplies to net realizable value. Following the impairment charge, the carrying value of the fixed assets was approximately $1.4 million. The fair value of the impaired fixed assets was determined using the Company's estimate of market prices for similar assets.

         As noted in Note 8 above, as part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace, and thus the two existing furnaces with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. Accordingly, the Company has recorded a pre-tax impairment charge to earnings of $9.2 million. Of this impairment charge recognized, $8.2 million represented impairment of fixed assets and $1.0 million pertained to reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value following the impairment charge, the carrying value of the fixed assets was zero after the effect of the impairment charge.

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

     The Company expects to ship approximately 1.8 million tons of product during 2003. The Oregon Steel Division anticipates that it will ship approximately 290,000 tons of welded pipe and approximately 600,000 tons of plate and coil products during 2003. The product mix, in terms of tons, is expected to shift from 51% of welded pipe and 49% of plate and coil in 2002, to approximately 33% and 67%, respectively in 2003. This shift in product mix is expected to have a material negative impact on the 2003 average sales price and operating income for the division. The RMSM Division anticipates that it will ship approximately 380,000 tons of rail, approximately 450,000 tons of rod and bar products, and 55,000 tons of seamless pipe. While the Company anticipates that product category average selling prices at the RMSM Division will be similar in 2003 as in 2002, higher raw material and energy costs are expected to have a material negative impact on the operating income for the Division. Accordingly, the Company expects consolidated operating income to be significantly lower in 2003 versus 2002. However, the Company expects liquidity to remain adequate through 2003 unless there is a substantial negative change in overall economic markets.

Results of Operations
---------------------

The following table sets forth, by division, tonnage sold, sales and average selling price per ton:

                                                    THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                   ----------------------------    --------------------------
                                                      2003             2002            2003           2002
                                                   ---------       ------------    ---------       ----------

Total tonnage sold:
     Oregon Steel Division:
          Plate and Coil                            125,900         138,000         234,600         254,200
          Welded Pipe                                79,000         110,200         130,200         211,400
                                                   --------        --------        --------        --------
               Total Oregon Steel Division          204,900         248,200         364,800         465,600
                                                   --------        --------        --------        --------
     RMSM Division:
          Rail                                       86,800         101,200         199,700         199,900
          Rod and Bar                               117,400         109,300         232,900         220,200
          Seamless Pipe (1)                          13,300           7,000          24,200           9,300
          Semi-finished                                   -           2,500               -           2,600
                                                   --------        --------        --------        --------
               Total RMSM Division                  217,500         220,000         456,800         432,000
                                                   --------        --------        --------        --------


     Total Company                                  422,400         468,200         821,600         897,600
                                                   --------        --------        --------        --------

Product sales (in thousands): (2)
     Oregon Steel Division                         $ 97,465        $134,827        $175,808        $244,848
     RMSM Division                                   81,755          82,947         170,343         160,827
                                                   --------        --------        --------        --------
               Total Company                       $179,220        $217,774        $346,151        $405,675
                                                   ========        ========        ========        ========

Average selling price per ton: (2)
     Oregon Steel Division                             $476            $543            $482            $526
     RMSM Division                                     $376            $377            $373            $372
               Company Average                         $424            $465            $421            $452


(1) The Company suspended operation of the seamless pipe mill in November of 2001 to April 2002.
(2) Product sales and average selling price per ton exclude freight revenues for the three and six months ended June 30, 2003 and 2002.

      SALES. Consolidated sales decreased $41.4 million, or 17.9%, to $189.9 million, and $64.8 million, or 15.1%, to $365.6 million for the three and six months ended June 30, 2003, respectively, over the same periods in 2002. Included in the consolidated sales is $10.7 million and $19.4 million in freight revenue for the three and six months ended June 30, 2003, compared to $13.5 million and $24.7 million in the consolidated sales of 2002. Shipments for the three and six months ended June 30, 2003, were down 9.8% at 422,400 tons with an average selling price of $424 per ton and 8.5% at 821,600 tons with an average selling price of $421 per ton, respectively. This is compared to 468,200 tons with an average selling price of $465 per ton and 897,600 tons with an average selling price of $452 per ton, during the corresponding 2002 periods. The decrease in both product sales and average selling prices were primarily the result of reduced shipments of large diameter pipe and plate product at the Oregon Steel Division and rail product in the RMSM Division.

      OREGON STEEL DIVISION. The division's product sales of $97.5 million and $175.8 million decreased 27.7% and 28.2% for the three and six months ended June 30, 2003, compared to $134.8 million and $244.8 million for the same periods in 2002. For the three and six months ended June 30, 2003, the division shipped 204,900 tons and 364,800 tons of plate, coil and welded pipe products at an average selling price of $476 and $482 per ton, compared to 248,200 tons and 465,600 tons of product at an average selling price of $543 and $526 per ton for the same periods in 2002. The decrease in both product sales and average selling prices were in large part due to a decrease in shipments of higher priced welded pipe products.

      RMSM DIVISION. The division's product sales of $81.8 million and $170.3 million decreased 1.3% and increased 5.9% for the three and six months ended June 30, 2003, compared to $82.9 million and $160.8 million for the same periods in 2002. For the three and six months ended June 30, 2003, the division shipped 217,500 tons and 456,800 tons of rail, rod and bar, seamless pipe and semi-finished products at an average selling price of $376 and $373 per ton, respectively, compared to 220,000 tons and 432,000 tons of product at an average selling price of $377 and $372 per ton for the same periods in 2002.

      GROSS PROFITS. Gross profit (loss) was ($0.1) million and $6.0 million for the three and six months ended June 30, 2003, respectively, or 0% and 1.6% of total sales, compared to gross profit of $33.9 million and $55.6 million, or 14.6% and 12.9% of total sales, for the same periods in 2002. The decrease was primarily attributed to higher raw material costs (purchased slab and scrap), higher energy costs at RMSM Division, a lower of cost or market adjustment of inventories of $4.2 million, and decreased shipments of welded pipe products at the Napa Pipe Mill.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") of $12.4 million and $24.9 million for the three and six months ended June 30, 2003, respectively, decreased by 21.5% and 16.7%, from $15.8 million and $29.9 million for the corresponding periods of 2002. The decrease from 2002 was due to a decrease in shipping costs of $1.5 million and $2.2 million for the three and six month periods, a reduction of employee profit incentive costs of $1.1 million and $1.3 million for the three and six month periods, and a decrease in general and administrative costs of $1.4 million and $2.2 million for the three and six month periods respectively. SG&A expenses decreased as a percentage of total sales to 6.5% and 6.8% for the three and six months ended June 30, 2003, from 6.8% and 6.9% in the corresponding periods of 2002.

     INCOME TAX EXPENSE. The effective income tax benefit rate was 4.2% and 11.0% for the three and six months ended June 30, 2003, as compared to the tax expense rate of 45.0% and 45.1% in the corresponding periods in 2002. The effective income tax rate for the first half of 2003 varied from the combined state and federal statutory rate principally because the Company established a valuation allowance for certain federal and state net operating loss carry-forwards and alternative minimum tax credits. SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," requires that tax benefits for federal and state net operating loss carry-forwards and alternative minimum tax credits be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not;" otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company has recorded a valuation allowance of $17.5 million in the second quarter 2003 due to uncertainties regarding the realization of these deferred tax assets. The Company will continue to reevaluate the need for a valuation allowance in the future. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowance in the future.


Liquidity and Capital Resources
-------------------------------

         At June 30, 2003, the Company's liquidity, comprised of cash, cash equivalents, and funds available under its revolving credit agreement ("Credit Agreement"), totaled approximately $86.8 million, compared to $94.9 million at December 31, 2002.

         Net cash provided by operating activities was $2.0 million for the first six months of 2003 compared to $44.0 million provided by operations in the same period of 2002. The items primarily affecting the $42.0 million decrease in cash flows were operating losses, before consideration of non-cash transactions, and changes in working capital requirements including: 1) a decrease of $23.3 million in net accounts receivable in the first six months of 2003 versus decrease of $0.7 million in the same period of 2002; 2) a decrease in inventories in the first six months of 2003 of $3.4 million versus a decrease of $6.7 million in 2002; 3) a $11.3 million decrease of operating liabilities in the first six months of 2003 versus a $3.0 million decrease in the first six months of 2002; and 4) a $1.1 million decrease in other assets and liabilities for the first six months of 2003 versus a $6.9 million decrease in 2002.

         Net cash used in investing activities in the first six months of 2003 totaled $11.5 million compared to $5.0 million in the same period of 2002. The increase was in part due to $3.0 million of capital improvements for the furnace upgrade at the RMSM Division. Investing activities in 2002 also included cash generated from the sale of properties at the RMSM Division.

         Cash used in financing activities in the first six months of 2003 was $1.4 million compared to $44.8 million used in the first six months of 2002. Cash used in financing activities during the first six months of 2002 was primarily for repayments of the Company's revolving credit facility.

         Net working capital at June 30, 2003 decreased $28.1 million compared to December 31, 2002, reflecting a $41.2 million decrease in current assets and a $13.1 million decrease in current liabilities. The decrease in current assets was primarily due to a decrease in cash, accounts receivable, and inventories of $8.3 million, $23.3 million, and $12.2 million, respectively. The accounts receivable turnover for the six months ended June 30, 2003, as measured in average daily sales outstanding, decreased to 34 days, as compared to 36 days for the corresponding period in 2002. The decrease was attributable to lower sales at the Portland and Napa Mill and increased effort on overall collection of receivables. The decrease in current liabilities was primarily due to the timing of $8.1 million of sales tax payables from the Napa Pipe Mill.

      As of June 30, 2003, principal payments on debt are due as follows (in thousands):

                2003-2008                                   -
                2009                                  305,000
                                                     --------
                                                     $305,000


      On July 15, 2002 the Company issued $305 million of 10% Notes in a private offering at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem the Company's 11% Notes (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. As of June 30, 2003, the Company had outstanding $305 million of principal under the 10% Notes, which bear interest at 10%. The two subsidiaries of the Company, New CF&I, Inc. and CF&I Steel, L.P. (the "Guarantors"), guarantee the 10% Notes. The 10% Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company (exclusive of Camrose) and the Guarantors. The collateral does not include, among other things, accounts receivable and inventory. The Indenture under which the 10% Notes are issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company's net income as defined. Under these restrictions, there was no amount available for cash dividends at June 30, 2003. In addition, the Company cannot pay cash dividends under its Credit Agreement without prior approval from its lenders.

      As of June 30, 2003, the Company, New CF&I, Inc., CF&I Steel, L.P., and Colorado and Wyoming Railway Company are borrowers under the Credit
Agreement, which will expire on June 30, 2005. At June 30, 2003, the amount available was the lesser of $70 million or the sum of the product of the Company's eligible domestic accounts receivable and inventory balances and specified advance rates. The Credit Agreement is secured by these assets in addition to a security interest in certain equity and intercompany interests of the Company. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.50%. As of June 30, 2003, there was no outstanding balance due under the Credit Agreement. Had there been new borrowings in the first six months of 2003, the average interest rate for the Credit Agreement would have been 4.5%. The unused line fees were 0.50%. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including a minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. At June 30, 2003, $5.0 million was restricted under the Credit Agreement, $8.0 million was restricted under outstanding letters of credit, and $62.0 million was available for use.

       On August 13, 2003, the Company entered into an agreement with its lenders to amend the $75 million revolving credit facility effective June 30, 2003. The agreement amended the minimum consolidated EBITDA, minimum fixed charge coverage ratio, maximum senior debt ratio and minimum consolidated tangible net worth covenants as of June 30, 2003 and for each month through the maturity date of the facility. In addition, the amendment added a borrowing availability limitation relating to inventory and will reduce the maximum credit amount from $75 million to $65 million.

      The Company is able to draw up to $15 million of the borrowings available under the Credit Agreement to support issuance of letters of credit and similar contracts. At June 30, 2003, $8.0 million was restricted under outstanding letters of credit.

      Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes by Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2004. At the Company's election, interest is payable based on either the bank's Canadian dollar prime rate, the bank's U.S. dollar prime rate, or LIBOR. As of June 30, 2003, the interest rate of this facility was 4.75%. Annual commitment fees are 0.25% of the unused portion of the credit line. At June 30, 2003, there was no outstanding balance due under the credit facility.

         During the first six months of 2003, the Company expended approximately $3.4 million and $8.2 million on capital projects at the Oregon Steel Division and the RMSM Division, respectively. Despite the unfavorable net results for the first six months of 2003, the Company has been able to satisfy its needs for working capital and capital expenditures through operating income and in part through its available cash on hand. The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from funds generated from operations, and if necessary, from the available credit facility.

         The Company's level of indebtedness presents other risks to investors, including the possibility that the Company and its subsidiaries may be unable to generate cash sufficient to pay the principal of and interest on their indebtedness when due. In that event, the holders of the indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and to proceed against their collateral, if applicable. These actions would likely have a material adverse effect on the Company. In addition, the Company faces potential costs and liabilities associated with environmental compliance and remediation issues and the labor dispute at the Pueblo Mill, as well as further expenses related to the shutdown of the the melt shop at the Portland Mill. See Part 1, "Consolidated Financial Statements - Note 8, Contingencies" of this quarterly report for a description of those matters. Any costs or liabilities in excess of those expected by the Company could have a material adverse effect on the Company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No material changes.

ITEM 4.  CONTROLS AND PROCEDURES

      In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, the Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures were effective. There has been no change in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      See Part 1, "Consolidated Financial Statements - Note 8, Contingencies" for a discussion of the status of (a) the lawsuits initiated by the Union alleging violations of the CAA, (b) the environmental issues at the Portland Mill and RMSM, and (c) the status of the labor dispute at RMSM.

      The Company is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

      The Company maintains insurance against various risks, including certain types of tort liability arising from the sale of its products. The Company does not maintain insurance against liability arising out of waste disposal, on-site remediation of environmental contamination or earthquake damage to its Napa Pipe Mill and related properties because of the high cost of that coverage. There is no assurance that the insurance coverage carried by the Company will be available in the future at reasonable rates, if at all.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS


     In connection with the 1993 acquisition of the assets of CF&I Steel Corporation and its subsidiaries ("Old CF&I"), the Company agreed to issue 598,400 shares of its common stock ("Shares") "ten years after the Closing Date" to specified creditors of Old CF&I. Ten years after the Closing Date was March 3, 2003. On February 6, 2003, the Board of Directors of the Company authorized the issuance of the Shares in accordance with any bankruptcy court orders. On February 25, 2003, the United States Bankruptcy Court District of Utah, Central Division signed and entered two orders directing counsel for the reorganized Old CF&I to notify the Company that 595,113 shares and 3,287 shares were to be issued and distributed to the Pension Benefit Guaranty Corporation and United States Treasury Department, respectively. The Shares were issued in April 2003. Based on a SEC no-action letter dated as of February 26, 1993, the SEC Division of Corporate Finance confirmed that it would not recommend enforcement action to the SEC if the Company issued the Shares without registration under Section 5 of the Securities Act of 1933 pursuant to the exemption from registration provided by Section 1145(a) of the United States Bankruptcy Code.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

         3.1  Restated Certificate of Incorporation of Oregon Steel Mills, Inc.
         3.2  Bylaws of Oregon Steel Mills (as amended and restated on
                May 1, 2003)
        10.1  Amendment No. 2 to Credit Agreement dated as of June 30, 2003
        10.2 Form of Indemnification Agreement between the Company and its executive officers
        10.3 Form of Indemnification Agreement between the Company and its directors
        18.0  Certifying Accountant's Preferability Letter
        31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
        31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
        32.1  Section 1350 Certification of Chief Executive Officer
        32.2  Section 1350 Certification of Chief Financial Officer

        (b)   Reports on Form 8-K

              On May 8, 2003, the Company filed a Form 8-K in relation to the press release announcing the Company's earnings results for the first quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             OREGON STEEL MILLS, INC.


Date:   August 14, 2003                         /s/ Jeff S. Stewart
                                             ------------------------------
                                                    Jeff S. Stewart
                                               Corporate Controller
                                             (Principal Accounting Officer)

                            OREGON STEEL MILLS, INC.

                                  EXHIBIT INDEX

              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                               ENDED JUNE 30, 2003



      3.1    Restated Certificate of Incorporation of Oregon Steel Mills, Inc.
      3.2    Bylaws of Oregon Steel Mills (as amended and restated on
                May 1, 2003)
      10.1   Amendment No. 2 to Credit Agreement dated as of June 30, 2003
      10.2 Form of Indemnification Agreement between the Company and its executive officers
      10.4 Form of Indemnification Agreement between the Company and its directors
      18.0   Certifying Accountant's Preferability Letter
      31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
      31.2   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
      32.1   Section 1350 Certification of Chief Executive Officer
      32.2   Section 1350 Certification of Chief Financial Officer