Form 10-Q
period 2003-09-30
OREGON STEEL MILLS INC
filed 2003-11-14
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2003
                               ------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to
                               ----------------------------    -----------------

Commission File Number       1-9887
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

                                                  Yes X   No
                                                     ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                  Yes  X       No
                                                      ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, $.01 Par Value                    26,396,170
         ----------------------------        -----------------------------------
                  Class                        Number of Shares Outstanding
                                                 (as of October 31, 2003)

                            OREGON STEEL MILLS, INC.
                                      INDEX



                                                                       Page
                                                                       ----
PART I.    FINANCIAL  INFORMATION

           Item 1.  Financial Statements

                    Consolidated Balance Sheets
                       September 30, 2003 (unaudited) and
                       December 31, 2002......................................2

                    Consolidated Statements of Operations (unaudited)
                       Three months and nine months ended
                       September 30, 2003 and 2002........................... 3

                    Consolidated Statements of Cash Flows (unaudited)
                       Nine months ended September 30, 2003 and 2002......... 4

                    Notes to Consolidated Financial Statements
                      (unaudited) ....................................... 5 - 14

           Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations...............15 - 18

           Item 3.  Quantitative and Qualitative Disclosures about
                       Market Risk........................................... 19

           Item 4.  Controls and Procedures...................................19

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings ........................................20

           Item 6.  Exhibits and Reports on Form 8-K......................... 20

           Signatures     ....................................................21

           Exhibit Index  ....................................................22



                                          OREGON STEEL MILLS, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                            2003                2002
                                                                        ---------------    -------------
                                                                         (UNAUDITED)
                                           ASSETS
Current assets:
      Cash and cash equivalents                                           $  22,644         $  33,050
      Trade accounts receivable, less allowance for doubtful
       accounts of $4,663 and $4,346                                         63,696            84,547
      Inventories                                                           121,683           162,834
      Deferred income taxes                                                  12,813             8,109
      Other                                                                   6,810             6,922
                                                                          ---------         ---------
          Total current assets                                              227,646           295,462
                                                                          ---------         ---------
Property, plant and equipment:
      Land and improvements                                                  33,054            30,936
      Buildings                                                              53,850            52,653
      Machinery and equipment                                               810,985           793,537
      Construction in progress                                               16,194            17,444
                                                                          ---------         ---------
                                                                            914,083           894,570
      Accumulated depreciation                                             (431,174)         (371,192)
                                                                          ---------         ---------
          Net property, plant and equipment                                 482,909           523,378
                                                                          ---------         ---------

Goodwill, net                                                                   520               520
Intangibles, net                                                                872             1,106
Other assets                                                                 26,178            28,896
                                                                          ---------         ---------
                TOTAL ASSETS                                              $ 738,125         $ 849,362
                                                                          =========         =========
                                        LIABILITIES
Current liabilities:
      Accounts payable                                                    $  55,636         $  63,325
      Accrued expenses                                                       65,410            81,760
                                                                          ---------         ---------
          Total current liabilities                                         121,046           145,085

Long-term debt                                                              301,727           301,428
Environmental liability                                                      26,513            30,482
Deferred employee benefits                                                   24,946            23,222
Deferred income taxes                                                        13,702            16,895
                                                                          ---------         ---------
          Total liabilities                                                 487,934           517,112
                                                                          ---------         ---------

Minority interests                                                           20,753            25,260
                                                                          ---------         ---------
Contingencies (Note 8)
                                  STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share; 1,000 shares
   authorized; none issued                                                       --                --
Common stock, par value $.01 per share; 45,000 shares authorized,
   26,396 and 25,790 shares issued and outstanding                              264               258
Additional paid-in capital                                                  227,648           227,639
Retained earnings                                                            17,699            99,610
                                                                          ---------         ---------
                                                                            245,611           327,507
                                                                          ---------         ---------
Accumulated other comprehensive income:
      Cumulative translation adjustment                                      (4,507)           (8,851)
      Minimum pension liability                                             (11,666)          (11,666)
                                                                          ---------         ---------
          Total stockholders' equity                                        229,438           306,990
                                                                          ---------         ---------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 738,125         $ 849,362
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



                                               OREGON STEEL MILLS, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                     (UNAUDITED)

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                       ------------------------        --------------------------
                                                        2003            2002               2003            2002
                                                       ---------      ---------        ---------       ----------
SALES:
      Product Sales                                    $ 177,418      $ 219,104        $ 523,569       $ 624,779
      Freight                                             11,381         15,432           30,805          40,142
                                                       ---------      ---------        ---------       ---------
                                                         188,799        234,536          554,374         664,921
COSTS AND EXPENSES:
      Cost of sales                                      188,730        199,034          548,336         573,845
      Fixed and other asset impairment charges                --             --           36,113              --
      Selling, general and administrative                 13,634         14,241           38,559          44,149
      Gain on sale of assets                                (641)          (146)            (915)         (1,215)
      Incentive compensation                                  --          1,626              339           3,269
                                                       ---------      ---------        ---------       ---------
                                                         201,723        214,755          622,432         620,048
                                                       ---------      ---------        ---------       ---------
          Operating income (loss)                        (12,924)        19,781          (68,058)         44,873
OTHER INCOME (EXPENSE):
      Interest expense, net                               (8,538)       (10,734)         (25,099)        (27,674)
      Minority interests                                     609         (1,359)           3,071          (1,723)
      Other income (expense), net                            388         (1,137)           1,123             334
                                                       ---------      ---------        ---------       ---------
          Income (loss) before income taxes              (20,465)         6,551          (88,963)         15,810
INCOME TAX BENEFIT (EXPENSE)                                (473)        (2,591)           7,052          (6,770)
                                                       ---------      ---------        ---------       ---------
      Income (loss) before cumulative effect of
      change in accounting principle                     (20,938)         3,960          (81,911)          9,040
      Cumulative effect of change in accounting
      principle, net of tax of $11,274, net of
      minority interests of $2,732                            --             --               --         (17,967)
                                                       ---------      ---------        ---------       ---------
NET INCOME (LOSS)                                      $ (20,938)     $   3,960        $ (81,911)      $  (8,927)
                                                       =========      =========        =========       =========

BASIC INCOME (LOSS) PER SHARE
Income (loss) before cumulative effect of
   change in accounting principle                      $   (0.79)     $    0.15        $   (3.10)      $    0.34
Cumulative effect of change in accounting
   principle                                                  --             --               --           (0.68)
                                                       ---------      ---------        ---------       ---------
      Net income (loss) per share                      $   (0.79)     $    0.15        $   (3.10)      $   (0.34)
                                                       =========      =========        =========       =========
DILUTED INCOME (LOSS) PER SHARE
Income (loss) before cumulative effect of
   change in accounting principle                      $   (0.79)     $    0.15        $   (3.10)      $    0.34
Cumulative effect of change in accounting
   principle                                                  --             --               --           (0.67)
                                                       ---------      ---------        ---------       ---------
      Net income (loss) per share                      $   (0.79)     $    0.15        $   (3.10)      $   (0.33)
                                                       =========      =========        =========       =========
WEIGHTED AVERAGE COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING:
          Basic                                           26,389         26,388           26,390          26,387
          Diluted                                         26,389         26,657           26,390          26,645

                The accompanying notes are an integral part of the consolidated financial statements.



                                          OREGON STEEL MILLS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)
                                                 (UNAUDITED)

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                           2003                  2002
                                                                        -----------           ---------
Cash flows from operating activities:
     Net loss                                                            $ (81,911)           $  (8,927)
     Adjustments to reconcile net loss to net cash provided by
         operating activities
         Cumulative effect of change in accounting principle                    --               17,967
         Depreciation and amortization                                      31,101               34,935
         Fixed and other asset impairment charges                           36,113                   --
         Deferred income taxes, net                                         (8,065)               8,911
         Gain on sale of assets                                               (915)              (1,215)
         Minority interests' share of income (loss)                         (3,071)               1,723
         Changes in current assets and liabilities:
            Trade accounts receivable                                       20,851                2,227
            Inventories                                                     32,321              (21,821)
            Operating liabilities                                          (22,811)              (3,349)
            Income taxes                                                       (77)               3,170
            Other, net                                                        (265)               3,546
                                                                         ---------            ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                           3,271               37,167
                                                                         ---------            ---------

Cash flows used in investing activities:
     Additions to property, plant and equipment                            (15,465)             (15,958)
     Proceeds from disposal of property and equipment                        1,332                1,485
     Other, net                                                               (622)               3,934
                                                                         ---------            ---------
         NET CASH USED IN INVESTING ACTIVITIES                             (14,755)             (10,539)
                                                                         ---------            ---------

Cash flows used in financing activities:
     Proceeds from bank debt                                                59,484              435,061
     Payments on bank and long term debt                                   (59,564)            (507,613)
     Deferred credit facility financing costs                                   --               (1,724)
     Net borrowings under Canadian bank revolving loan facility, net            --                1,495
     Minority share of subsidiary's distribution                            (1,436)              (1,269)
     Redemption of 11% notes due 2003                                           --             (228,250)
     Issuance of 10% notes due 2009                                             --              301,255
     Debt issuance costs                                                        --               (9,909)
     Issue common stock                                                         15                    6
                                                                         ---------            ---------
         NET CASH USED IN FINANCING ACTIVITIES                              (1,501)             (10,948)
                                                                         ---------            ---------

Effects of foreign currency exchange rate                                    2,579                   55
                                                                         ---------            ---------
Net increase (decrease) in cash and cash equivalents                       (10,406)              15,735
Cash and cash equivalents at the beginning of period                        33,050               12,278
                                                                         ---------            ---------
Cash and cash equivalents at the end of period                           $  22,644            $  28,013
                                                                         =========            =========

Supplemental disclosures of cash flow information:
   Cash paid for:
   -------------
      Interest                                                           $  31,087            $  18,026
      Income taxes                                                       $     217            $     243
   Non-cash financing activities:
   -----------------------------
      Interest applied to loan balance                                   $      80            $   2,499

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

          The unaudited financial statements include all adjustments, consisting of normal recurring accruals and other charges as described in Note 9, "Asset Impairments", which in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 2002 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

     RECENT ACCOUNTING PRONOUNCEMENTS

          In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement requires that the Company record a liability for the fair value of an asset retirement obligation when the Company has a legal obligation to remove the asset. SFAS No. 143 is effective for the Company beginning January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial statements.

          In May 2002, the FASB issued SFAS No. 145, "RECISSION OF FAS NOS. 4, 44, AND 64, AMENDMENT OF FAS 13, AND TECHNICAL CORRECTIONS." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board ("APB") Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. In mid-July 2002, the Company refinanced its credit facility and redeemed its 11% First Mortgage Notes due 2003, resulting in a $1.1 million extraordinary loss, net of taxes, on the early extinguishment of debt. The amount recognized consisted primarily of the write-off of unamortized fees and expenses. The adoption of SFAS No. 145 caused a reclassification of the prior year extraordinary loss to other income (expense) in the third quarter of 2003.

          In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." SFAS No. 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 1, 2003. The Company had accounted for employee termination actions under SFAS No. 112, which required recording when such charges are probable and estimable, and therefore, the adoption of SFAS No. 146 did not have any impact on the Company's consolidated financial statements.

         In November 2002, the FASB issued Interpretation ("FIN") No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The disclosure provisions for FIN No. 45 were effective for the year ending December 31, 2002. The Company adopted the recognition provisions of FIN No. 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE." SFAS No. 148 amends SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and interim disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company did not change to a fair value based method of accounting for stock-based compensation; therefore, adoption of SFAS No. 148 will impact only disclosures and not the financial results. The Company discloses the pro forma effects of stock-based employee compensation on net income and earning per share. See Note 2, "Stock-Based Compensation."

         In January 2003, the FASB issued FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the first interim or annual period ending after December 15, 2003. The Company has not created or obtained an interest in any variable interest entities after January 31, 2003. The Company is currently evaluating the impact of adoption of FIN No. 46 on its consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

     RECLASSIFICATIONS

         Certain reclassifications have been made to the prior periods to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

2.   STOCK-BASED COMPENSATION
     ------------------------

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


                                                     THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------        -------------------------------
                                                          2003                2002               2003                 2002
                                                          ----                ----               ----                 ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE       (IN THOUSANDS, EXCEPT PER SHARE
                                                                 AMOUNTS)                               AMOUNTS)
Net income (loss), as reported                           $(20,938)           $ 3,960           $(81,911)            $(8,927)
Deduct:  total  stock-based  compensation  expense
    determined  under fair value based  method for
    all awards, net of related tax effects.                   (74)               (49)              (197)               (138)
                                                         ---------           -------           ---------            -------
Pro forma net income (loss)                              $(21,012)           $ 3,911           $(82,108)            $(9,065)
                                                         =========           =======           ========             =======
 Income (loss) per share:
      Basic - as reported                                  $(0.79)             $0.15             $(3.10)             $(0.34)
      Basic - pro forma                                    $(0.80)             $0.15             $(3.11)             $(0.34)
      Diluted - as reported                                $(0.79)             $0.15             $(3.10)             $(0.33)
      Diluted - pro forma                                  $(0.80)             $0.15             $(3.11)             $(0.34)

      The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                   THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------        -------------------------------
                                       2003                2002               2003                 2002
                                       ----                ----              -----                -----
Annualized Dividend Yield                 0%                   0%               0%                   0%
Common Stock Price Volatility          63.3%                64.4%            63.3%                64.4%
Risk-Free Rate of Return                3.4%                 4.9%             4.7%                 4.9%
Expected option term (in years)            7                    7                7                    7



3.   INVENTORIES
     -----------

         Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method. The components of inventories are as follows:

                                          SEPTEMBER 30,        DECEMBER 31,
                                              2003                 2002
                                          -------------        ------------
                                                    (IN THOUSANDS)

    Raw materials                            $  9,067              $  6,959
    Semi-finished product                      36,517                63,431
    Finished product                           47,395                56,997
    Stores and operating supplies              28,704                35,447
                                             --------              --------
         Total inventory                     $121,683              $162,834
                                             ========              ========


4.   NET INCOME (LOSS) PER SHARE
     ---------------------------

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

     Shares used in calculating basic and diluted earnings per share for the three-month and nine-month periods ended September 30, are as follows:




                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                        ------------------------     -----------------------
                                                           2003           2002          2003          2002
                                                        ---------      ---------     ---------      --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic weighted average shares outstanding                  26,389       26,388         26,390         26,387
Dilutive effect of:
   Employee stock options                                      --          269             --            258
                                                        ---------       ------       --------       --------

Weighted average number of shares outstanding:
    Assuming dilution                                      26,389       26,657         26,390         26,645
                                                        =========       ======       ========       ========

Net income (loss) before  cumulative effect
   of change in accounting principle                    $ (20,938)      $3,960       $(81,911)      $  9,040
Cumulative effect of change in
  accounting principle, net of tax,
  net of minority interest                                     --           --             --        (17,967)
                                                        ---------       ------       --------       --------

Net income (loss)                                       $ (20,938)      $3,960       $(81,911)      $ (8,927)
                                                        =========       ======       ========       ========

Basic income (loss) per share:
  Before cumulative effect of change in
     accounting principle                               $   (0.79)      $ 0.15       $  (3.10)      $   0.34
  Cumulative effect of change in
     accounting principle                                      --           --             --          (0.68)
                                                        ---------       ------       --------       ---------

                                                        $   (0.79)      $ 0.15       $  (3.10)      $  (0.34)
                                                        =========       ======       ========       ========
Diluted income (loss) per share:
  Before cumulative effect of change in
     accounting principle                               $   (0.79)      $ 0.15       $  (3.10)      $   0.34
  Cumulative effect of change in
     accounting principle                                      --           --             --          (0.67)
                                                        ---------       ------       --------       ---------

                                                        $   (0.79)      $ 0.15       $  (3.10)      $  (0.33)
                                                        =========       ======       ========       ========


5.    COMPREHENSIVE INCOME (LOSS)
      ---------------------------

                                                             THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                               SEPTEMBER 30,                               SEPTEMBER 30,
                                                        --------------------------                ---------------------------
                                                            2003             2002                    2003             2002
                                                        ---------            -----                --------         ----------
                                                               (IN THOUSANDS)                            (IN THOUSANDS)

     Net income (loss)                                  $ (20,938)          $3,960               $ (81,911)        $(8,927)
     Foreign currency translation
        adjustment                                            (41)          (1,019)                   2,579             55
                                                        ---------           ------               ----------        -------
     Comprehensive income (loss)                        $ (20,979)          $2,941               $ (79,332)        $(8,872)
                                                        =========           ======               =========         =======

6.    INCOME TAXES
      ------------

         The effective income tax expense rate was 2.3% and the tax benefit rate was 7.9% for the three and nine months ended September 30, 2003, as compared to the tax expense rate of 39.6% and 42.8% in the corresponding periods in 2002. The effective income tax rate for the first nine months of 2003 varied from the combined state and federal statutory rate principally because the Company established a valuation allowance for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits.

         SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not"; otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company recorded valuation allowances of $9.2 million and $26.7 million in the three and nine months ended September 30, 2003, respectively, due to uncertainties regarding the realization of deferred tax assets.

         The Company will continue to evaluate the need for valuation allowances in the future. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.

7.   DEBT, FINANCING ARRANGEMENTS, AND LIQUIDITY
     -------------------------------------------

     Debt balances were as follows:


                                                  September 30,     December 31,
                                                      2003              2002
                                                  -------------     ------------
                                                          (In thousands)

    10% First Mortgage Notes due 2009              $305,000           $305,000
    Less unamortized discount on 10% Notes           (3,273)            (3,572)
                                                   --------           --------
         Non-current maturity of long-term debt    $301,727           $301,428
                                                   ========           ========

         On July 15, 2002, the Company issued $305 million of 10% First Mortgage Notes due 2009 ("10% Notes") at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem the Company's 11% First Mortgage Notes due 2003 ("11% Notes"), (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. As of September 30, 2003, the Company had outstanding $301.7 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company's net income, as defined. Under these restrictions, there was no amount available for cash dividends at September 30, 2003. New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain assets of the Guarantors, excluding accounts receivable and inventory.

       As of September 30, 2003, the Company maintained a $65 million revolving credit facility ("Credit Agreement"), which will expire on June 30, 2005. At September 30, 2003, $5.0 million was restricted under the Credit Agreement, $14.3 million was restricted under the outstanding letters of credit, and $45.7 million was available for use. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. In addition, the Company cannot pay cash dividends without prior approval from the lenders.

       On October 24, 2003 the Company determined it was in violation of one of its Credit Agreement covenants, and on November 13, 2003, the Company entered into an agreement with its lenders which waived the violation and amended the minimum consolidated EBITDA, minimum fixed charge coverage ratio, maximum senior debt ratio and minimum consolidated tangible net worth covenants as of October 31, 2003 and for each month through the maturity date of the facility.

      Included in the Credit Agreement amendment above, the Company's ability to draw letters of credit has been increased from $20 million to $25 million to support issuance of letters of credit and similar contracts.

       Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2005. As of September 30, 2003, the interest rate of this facility was 4.5%. Annual commitment fees are 0.25% of the unused portion of the credit line. At September 30, 2003, there was no outstanding balance due under the credit facility.

          As of September 30, 2003, principal payments on debt are due as follows (in thousands):

                2003-2008                                        -
                2009                                       305,000
                                                          --------
                                                          $305,000
                                                          ========



8.   CONTINGENCIES
     -------------

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

OREGON STEEL DIVISION

         In May 2000, the Company entered into a Voluntary Clean-up
Agreement with the Oregon Department of Environmental Quality ("DEQ") committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Company's steel plate mill in Portland, Oregon ("Portland Mill") may have affected sediment quality in the Willamette River. Based on preliminary findings, the DEQ has requested the Company to begin a full remedial investigation ("RI"), including areas of investigation throughout the Portland Mill, and implement source control as required. As of September 30, 2003, the accrued liability for the estimated costs of RI study is $865,000. The Company has also recorded a $865,000 receivable for insurance proceeds that are expected to cover these RI costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI costs as incurred. Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company's results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs. The Company is unable at this time to determine if the likelihood of an unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.

         In a related matter, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency ("EPA"), identifying it, along with 68 other entities, as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to contamination in a portion of the Willamette River that has been designated as the "Portland Harbor Superfund Site." The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability. At this time, nine private and public entities have signed an Administrative Order of Consent ("AOC") to perform a remedial investigation/feasibility study ("RI/FS") of the Portland Harbor Superfund Site under EPA oversight. The RI/FS is expected to take three to five years to complete. The Company is a member of the Lower Willamette Group, which is funding that investigation, and it signed a Coordination and Cooperation Agreement with the EPA that binds it to all terms of the AOC. In June 2003, the Company signed a Funding and Participation Agreement whereby it, with nine other industrial and municipal parties, agreed to fund a joint effort with the federal, state and tribal trustees to study potential natural resources damages in the Portland Harbor. This effort is expected to last until 2006, although the Company has reserved the right to withdraw from the agreement after one year. As a best estimate of the RI/FS costs and natural resource damage study costs for years after 2003, the Company has accrued a liability of $1.3 million as of September 30, 2003. The Company has also recorded a $1.3 million receivable for insurance proceeds that are expected to cover these RI/FS and study costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS and study costs as incurred. At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by identified PRPs. A determination that the Company is a PRP could cause the Company to incur costs associated with remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company's results of operations. The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA, or natural resource damages and restoration that may be sought by federal, state and tribal natural resource trustees.

RMSM DIVISION

         In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At September 30, 2003, the accrued liability was $27.9 million, of which $21.7 million was classified as non-current on the consolidated balance sheet.

         The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provided for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $25 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. CF&I applied for the PSD permit in April 2002, and the draft permit was issued for public comment on October 2, 2003.

         In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I has negotiated a settlement of this matter with the EPA. Under that agreement and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects and undertake additional environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. On April 9, 2003, the EPA filed a proposed Federal Consent Decree, now subject to public comment, which, if approved by the court, will fully resolve all NSPS and PSD issues. At that time CF&I will dismiss its appeal against the EPA. The Court is likely to approve the settlement, but is awaiting a legal memorandum on a narrow issue from the EPA before taking final action.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I expensed $2.8 million in 2001 for possible fines and non-capital related expenditures since the settlement. As of September 30, 2003, the accrued liability was $1.2 million.

         As noted above, as part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace and the two existing furnaces, with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters, will be shut down. CF&I has determined that the new single furnace operation would not have the capacity to support a two caster operation, and as a result, one caster and the related assets with a book value of $9.2 million was written off in the quarter ending June 30, 2003. See Note 9, "Asset Impairments" for a description of this charge.

         In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the Clean Air Act ("CAA") requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and the EPA. In September 2002, the Company submitted a request for a further extension of certain Title V compliance deadlines, consistent with a joint petition by the State and the Company for an extension of the same deadlines in the State Consent Decree. This modification gives CF&I adequate time to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices. Pricing and availability of billets is subject to significant volatility. However, the Company believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

         In a related matter, in April 2000, the United Steelworkers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that the Company and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. The Union has amended its complaint in the case raising additional PSD permit issues. While the Company does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on remand.

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

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of September 30, 2003, approximately 815 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At September 30, 2003, approximately 135 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs as positions became open. As noted above, there were approximately 135 Unreinstated Employees as of September 30, 2003. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. The Company does not believe that final judicial action on the strike issues is likely for at least two to three years.

         In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, plus interest, from the date of the Union's unconditional offer to return to work through the date of their reinstatement or a date deemed appropriate by the NLRB or an appellate court. The number of Unreinstated Employees entitled to back pay may be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the lack of accurate information on interim earnings for both reinstated and Unreinstated Employees and sentiment of the Union towards the Company, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award with respect to any Unreinstated Employees proven to have taken part or participated in acts of misconduct during and after the strike. Thus, it is not presently possible to estimate the liability if there is ultimately an adverse determination against CF&I. An ultimate adverse determination against CF&I on these issues may have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows. The Company does not intend to agree to any settlement of this matter that will have a material adverse effect on the Company. In connection with the ongoing labor dispute, the Union has undertaken certain activities designed to exert public pressure on the Company. Although such activities have generated some publicity in news media, the Company believes that they have had little or no material impact on its operations.

OTHER COMMITMENTS AND CONTINGENCIES

         Effective January 8, 1990, the Company entered into an agreement, which was subsequently amended on December 7, 1990 and again on April 3, 1991, to purchase a base amount of oxygen produced at a facility located at the Company's Portland Mill. The oxygen facility is owned and operated by an independent third party. The agreement expires in August 2011 and specifies that the Company will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at September 30, 2003 was approximately $122,000. A similar contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and was subsequently amended on August 4, 1994. The agreement expires in January 2013 and specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at September 30, 2003 was $116,000.

         The oxygen facility at the Portland Mill exists primarily for the melt shop assets, which were shut down in May 2003. See Note 9 "Asset Impairments." The Company continues to record the monthly expense associated with this contract.

         In June 1999, a wholly-owned subsidiary of the Company and Feralloy Oregon Corporation ("Feralloy") formed Oregon Feralloy Partners (the "Joint Venture") to construct a temper mill and a cut-to-length ("CTL") facility ("Facility") with an annual stated capacity of 300,000 tons to process CTL plate from steel coil produced at the Company's Portland Mill. The Facility commenced operations in May 2001. The Company has a 60% economic interest and Feralloy, the managing partner, has a 40% economic interest in the Joint Venture. Each partner holds 50% voting rights as owners of the Joint Venture. The Company is not required to, nor does it currently anticipate it will, make other contributions of capital to fund operations of the Joint Venture. However, the Company is obligated to supply not less than 15,000 tons per month of steel coil for processing through the Facility. In the event that the three-month rolling average of steel coil actually supplied for processing is less than 15,000 tons per month and the Joint Venture operates at less than breakeven (as defined in the Joint Venture agreement), then the Company is required to make a payment to the Joint Venture at the end of the three-month period equal to the shortfall. As of September 30, 2003, no such payments were required or made.

9.   ASSET IMPAIRMENTS
     -----------------

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

         In connection with the melt shop closure, the Company has determined the value of the related assets to be impaired. Accordingly, the Company recorded a pre-tax impairment charge to earnings of $27.0 million for the melt shop and other related assets in the quarter ended June 30, 2003. Of this impairment charge recognized, $18.3 million represented impairment of fixed assets and $8.4 million pertained to reduction of dedicated stores and operating supplies to net realizable value. Following the impairment charge, the carrying value of the fixed assets was approximately $1.4 million. The fair value of the impaired fixed assets was determined using the Company's estimate of market prices for similar assets.

         As noted in Note 8 above, as part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace, and thus the two existing furnaces with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. Accordingly, the Company recorded a pre-tax impairment charge to earnings of $9.2 million in the quarter ended June 30, 2003. Of this impairment charge recognized, $8.2 million represented impairment of fixed assets and $1.0 million pertained to reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value, the carrying value of the fixed assets was zero after the effect of the impairment charge.

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

     The Company currently has two aggregated operating divisions known as the Oregon Steel Division and the RMSM Division. The Oregon Steel Division is centered at the Portland Mill. In addition to the Portland Mill, the Oregon Steel Division includes the Napa Pipe Mill, the Camrose Pipe Mill and Columbia Structural Tubing (a structural tubing and slitting facility). The RMSM Division consists of the steelmaking and finishing facilities of the Pueblo Mill, as well as certain related operations.

     The Company expects to ship approximately 1.7 million tons of product during 2003. The Oregon Steel Division anticipates that it will ship approximately 280,000 tons of welded pipe and approximately 500,000 tons of plate and coil products during 2003. The product mix, in terms of tons, is expected to shift from 51% of welded pipe and 49% of plate and coil in 2002, to approximately 35% and 65%, respectively in 2003. This shift in product mix has had a material negative impact on the 2003 average sales price and operating income for the division. The RMSM Division anticipates that it will ship approximately 370,000 tons of rail, approximately 470,000 tons of rod and bar products, and 49,000 tons of seamless pipe. While the Company anticipates that product category average selling prices at the RMSM Division will be similar in 2003 as in 2002, higher raw material and energy costs have had a material negative impact on the operating income for the division. Accordingly, the Company expects consolidated operating income to be significantly lower in 2003 versus 2002. However, the Company expects liquidity to remain adequate through 2003 unless there is a substantial negative change in overall economic markets.

RESULTS OF OPERATIONS
---------------------

The following table sets forth, by division, tonnage sold, sales and average selling price per ton:

                                               THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------        -------------------------------
                                                  2003                 2002                  2003             2002
                                               ---------            ----------         -----------        ------------
Total tonnage sold:
     Oregon Steel Division:
          Plate and Coil                         146,100               113,500             380,600           367,700
          Welded Pipe                             68,000               125,300             198,200           336,700
                                              ----------            ----------         -----------        ----------
               Total Oregon Steel                214,100               238,800             578,800           704,400
                                              ----------            ----------         ------------       ----------
Division
     RMSM Division:
          Rail                                    76,800                88,900             276,600           288,700
          Rod and Bar                            124,700               108,100             357,600           328,400
          Seamless Pipe (FN1)                     15,600                11,400              39,800            20,700
          Semi-finished                               --                    --                  --             2,600
                                              ----------            ----------         -----------        ----------
                Total RMSM Division              217,100               208,400             674,000           640,400
                                              ----------            ----------         -----------        ----------
     Total Company                               431,200               447,200           1,252,800         1,344,800
                                              ==========            ==========         ===========        ==========



Product sales (in thousands): (FN2)
     Oregon Steel Division                    $   94,491            $  139,670         $  270,299         $  384,518
     RMSM Division                                82,927                79,434            253,270            240,261
                                              ----------            ----------         ----------         ----------
               Total Company                  $  177,418            $  219,104         $  523,569         $  624,779
                                              ==========            ==========         ==========         ==========

Average selling price per ton: (FN2)
     Oregon Steel Division                    $      441            $      585         $      467         $      546
     RMSM Division                            $      382            $      381         $      376         $      375
               Company Average                $      411            $      490         $      418         $      465


(FN1) The Company suspended operation of the seamless pipe mill in November of 2001 to April 2002.
(FN2) Product sales and average selling price per ton exclude freight revenues for the three and nine months ended September 30, 2003 and 2002.


      SALES. Consolidated sales decreased $45.7 million, or 19.5%, to $188.8 million, and $110.5 million, or 16.6%, to $554.4 million for the three and nine months ended September 30, 2003, respectively, over the same periods in 2002. Included in the consolidated sales is $11.4 million and $30.8 million in freight revenue for the three and nine months ended September 30, 2003, compared to $15.4 million and $40.1 million in the consolidated sales of 2002. Shipments for the three and nine months ended September 30, 2003 were down 3.6% at 431,200 tons with an average selling price of $411 per ton and 6.8% at 1,252,800 tons with an average selling price of $418 per ton, respectively. This is compared to 447,200 tons with an average selling price of $490 per ton and 1,344,800 tons with an average selling price of $465 per ton, during the corresponding 2002 periods. The decrease in both product sales and average selling prices was primarily the result of reduced shipments of large diameter pipe product at the Oregon Steel Division.

      OREGON STEEL DIVISION. The division's product sales of $94.5 million and $270.3 million decreased 32.3% and 29.7% for the three and nine months ended September 30, 2003, compared to $139.7 million and $384.5 million for the same periods in 2002. For the three and nine months ended September 30, 2003, the division shipped 214,100 tons and 578,800 tons of plate, coil and welded pipe products at an average selling price of $441 and $467 per ton, compared to 238,800 tons and 704,400 tons of product at an average selling price of $585 and $546 per ton for the same periods in 2002. The decrease in both product sales and average selling prices was the result of a decrease in shipments of higher priced welded pipe products.

      RMSM DIVISION. The division's product sales of $82.9 million and $253.3 million increased 4.4% and 5.4% for the three and nine months ended September 30, 2003, compared to $79.4 million and $240.3 million for the same periods in 2002. For the three and nine months ended September 30, 2003, the division shipped 217,100 tons and 674,000 tons of rail, rod and bar, seamless pipe and semi-finished products at an average selling price of $382 and $376 per ton, respectively, compared to 208,400 tons and 640,400 tons of product at an average selling price of $381 and $375 per ton for the same periods in 2002. The increase in sales is due primarily to increased shipments of seamless pipe and rod and bar products, partially offset by a decrease in rail shipments.

      GROSS PROFITS. Gross profit was $0.07 million and $6.0 million for the three and nine months ended September 30, 2003, respectively, or 0.0% and 1.1% of total sales, compared to gross profit of $35.5 million and $91.1 million, or 15.1% and 13.7% of total sales, for the same periods in 2002. The decrease was primarily attributed to higher raw material costs (purchased slab and scrap), higher energy costs at the RMSM Division, and decreased shipments of welded pipe products at the Napa Pipe Mill.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") of $13.6 million and $38.6 million for the three and nine months ended September 30, 2003, respectively, decreased by 4.3% and 12.7%, from $14.2 million and $44.1 million for the corresponding periods of 2002. The decrease for the quarter was due primarily to a decrease in shipping and handling costs of $1.2 million partially offset by an increase in general and administrative costs of $0.6 million caused primarily by employee severance payments. The decrease for the nine months ended September 30, 2003 was due to a decrease in shipping and handling costs of $3.8 million and a decrease in general and administrative costs of $1.7 million primarily attributable to a decrease in legal fees paid and bad debt expense. Selling, general and administrative expenses increased as a percentage of total sales to 7.2% and 7.0% for the three and nine months ended September 30, 2003, from 6.1% and 6.6% in the corresponding periods of 2002.

      INTEREST EXPENSE. Total interest expense decreased $2.2 million and $2.6 million for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002. The Company issued its 10% First Mortgage Notes due 2009 ("10% Notes") on July 15, 2002 in order to refinance its 11% First Mortgage Notes due 2003 ("11% Notes"). Higher interest expense in the 2002 periods was primarily due to the higher interest rate of the 11% Notes. In addition, the Company incurred increased interest expense during the third quarter of 2002 because the 11% Notes were outstanding concurrently with the 10% Notes for the period of July 15 to August 14, 2002.

     INCOME TAX EXPENSE. The effective income tax expense rate was 2.3% and the benefit rate was 7.9% for the three and the nine months ended September 30, 2003, respectively, as compared to the tax expense rate of 39.6% and 42.8% in the corresponding periods in 2002. The effective income tax rate for the first nine months of 2003 varied from the combined state and federal statutory rate principally because the Company established a valuation allowance for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits. SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not"; otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company recorded valuation allowances of $9.2 million and $26.7 million for the three and nine months ended September 30, 2003, respectively, due to uncertainties regarding the realization of these deferred tax assets. The Company will continue to evaluate the need for valuation allowances in the future. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowance.

Liquidity and Capital Resources
-------------------------------

         At September 30, 2003, the Company's liquidity, comprised of cash, cash equivalents, and funds available under its revolving credit agreement ("Credit Agreement")of $45.7 million, totaled approximately $68.4 million, compared to $94.9 million at December 31, 2002.

         Net working capital at September 30, 2003 decreased $43.8 million compared to December 31, 2002, reflecting a $67.8 million decrease in current assets and a $24.0 million decrease in current liabilities. The decrease in current assets was primarily due to a decrease in cash, accounts receivable, and inventories of $10.4 million, $20.9 million, and $41.2 million, respectively, offset by a $4.7 million increase in deferred tax. The decrease in accounts receivable was attributable to a January 2003 completion of a contract with Kern River Gas Transmission Company for the manufacture of welded pipe in the Oregon Steel Division and an increased effort in the collection of receivables at the RMSM Division. Inventory decreased primarily due to a decrease in semi-finished inventory at the Portland Mill of $15.0 and due to a decrease in other finished inventories as a result of lower market demand. The decrease in current liabilities was primarily due to 1) a $15.3 million payment of bond interest and
2) the timing of $8.3 million of sales tax payables from the Napa Pipe Mill.

         Net cash used in investing activities in the first nine months of 2003 totaled $14.8 million compared to $10.5 million in the same period of 2002. The increase was in part due to a $4.0 million decrease in other assets.

         Net cash used in financing activities in the first nine months of 2003 was $1.5 million compared to $10.9 million used in the first nine months of 2002. Net cash used in financing activities during the first nine months of 2002 was primarily for issue costs of the Company's 10% Notes issued July 15, 2002.

         Net working capital at September 30, 2003 decreased $43.8 million compared to December 31, 2002, reflecting a $67.8 million decrease in current assets and a $24.0 million decrease in current liabilities. The decrease in current assets was primarily due to a decrease in cash, accounts receivable, and inventories of $10.4 million, $20.9 million, and $41.2 million, respectively, offset by a $4.7 million increase in deferred tax. The decrease in accounts receivable was attributable to a January 2003 completion of a contract with Kern River Gas Transmission Company for the manufacture of welded pipe in the Oregon Steel Division and an increased effort in the collection of receivables at the RMSM Division. Inventory decreased primarily by $15.0 million of semi-finished inventory at the Portland Mill and a decrease of other finished inventories as a result of lower market demand. The decrease in current liabilities was primarily due to 1) a $15.3 million payment of bond interest and 2) the timing of $8.3 million of sales tax payables from the Napa Pipe Mill.

      As of September 30, 2003, principal payments on debt are due as follows (in thousands):

                2003-2008                                 --
                2009                                 305,000
                                                    --------
                                                    $305,000
                                                    ========

      On July 15, 2002 the Company issued $305 million of 10% Notes in a private offering at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem the Company's 11% Notes (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. As of September 30, 2003, the Company had outstanding $305 million of principal under the 10% Notes, which bear interest at 10%. Two subsidiaries of the Company, New CF&I, Inc. and CF&I Steel, L.P. (the "Guarantors"), guarantee the 10% Notes. The 10% Notes and the guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company (exclusive of Camrose) and the Guarantors. The collateral does not include, among other things, accounts receivable and inventory. The Indenture under which the 10% Notes are issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company's net income as defined. Under these restrictions, there was no amount available for cash dividends at September 30, 2003. In addition, the Company cannot pay cash dividends under its Credit Agreement without prior approval from its lenders.

      As of September 30, 2003, the Company, New CF&I, Inc., CF&I Steel, L.P., and Colorado and Wyoming Railway Company are borrowers under the $65 million Credit Agreement, which will expire on June 30, 2005. At September 30, 2003, the maximum amount available was the lesser of $60 million or the sum of the product of the Company's eligible domestic accounts receivable and inventory balances and specified advance rates. The Credit Agreement is secured by these assets in addition to a security interest in certain equity and intercompany interests of the Company. Amounts under the Credit Agreement bear interest based on either
(1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.50%. As of September 30, 2003, there was no outstanding balance due under the Credit Agreement. As of September 30, 2003, the average interest rate for the Credit Agreement was 4.8%. The unused line fees were 0.50%. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including a minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. At September 30, 2003, $5.0 million was restricted under the Credit Agreement, $14.3 million was restricted under outstanding letters of credit, and $45.7 million was available for use.

      On October 24, 2003 the Company determined it was in violation of one of its Credit Agreement covenants, and on November 13, 2003, the Company entered into an agreement with its lenders which waived the violation and amended the minimum consolidated EBITDA, minimum fixed charge coverage ratio, maximum senior debt ratio and minimum consolidated tangible net worth covenants as of October 31, 2003 and for each month through the maturity date of the facility.

      Included in the Credit Agreement amendment above, the Company's ability to draw letters of credit has been increased from $20 million to $25 million to support issuance of letters of credit and similar contracts.

      Camrose maintains a (CDN) $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes by Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2005. At the Company's election, interest is payable based on either the bank's Canadian dollar prime rate, the bank's U.S. dollar prime rate, or LIBOR. As of September 30, 2003, the interest rate of this facility was 4.5%. Annual commitment fees are 0.25% of the unused portion of the credit line. At September 30, 2003, there was no outstanding balance due under the credit facility.

         During the first nine months of 2003, the Company expended approximately $5.6 million and $9.9 million on capital projects at the Oregon Steel Division and the RMSM Division, respectively. Despite the unfavorable net results for the first nine months of 2003, the Company has been able to satisfy its needs for working capital and capital expenditures through operations and in part through its available cash on hand. The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from funds generated from operations, and if necessary, from the available credit facility.

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

PART II  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      See Part 1, "Consolidated Financial Statements - Note 8, Contingencies" for a discussion of the status of (a) the environmental issues at the Portland Mill and RMSM, and (b) the status of the labor dispute at RMSM.

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





ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

10.1     Employment Agreement dated August 1, 2003, between the Company and
            James E. Declusion
10.2     Separation Agreement and General Release dated September 16, 2003, between the Company and its subsidiaries  and Joe E. Corvin
10.3     Amendment No. 3 to Credit Agreement dated as of September 26, 2003.
10.4     Amendment No. 4 to Credit Agreement dated as of November 13, 2003.
31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1     Section 1350 Certification of Chief Executive Officer
32.2     Section 1350 Certification of Chief Financial Officer

        (b) Reports on Form 8-K

            On July 10, 2003, the Company filed a report on Form 8-K in relation to the dismissal of PricewaterhouseCoopers LLP as the Company's independent accountant and engagement of KPMG LLP as the Company's new independent accountant.

            On July 29, 2003, the Company filed a report on Form 8-K in relation to a press release announcing the resignation of Joe Corvin as President and Chief Executive Officer.

            On August 1, 2003, the Company filed a report on Form 8-K in relation to a press release announcing the appointment of Jim Declusin as President and Chief Executive Officer.

            On August 14, 2003, the Company filed a report on Form 8-K in relation to a press release announcing its financial results for the second quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  OREGON STEEL MILLS, INC.



Date:   November 14, 2003                           /s/ Jeff S. Stewart
                                                  -----------------------------
                                                       Jeff S. Stewart
                                                   Corporate Controller
                                                  (Principal Accounting Officer)

                            OREGON STEEL MILLS, INC.

                                  EXHIBIT INDEX

              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                            ENDED SEPTEMBER 30, 2003



10.1     Employment Agreement dated August 1, 2003, between the Company and
            James E. Declusion
10.2     Separation Agreement and General Release dated September 16, 2003, between the Company and its subsidiaries and Joe E. Corvin
10.3     Amendment No. 3 to Credit Agreement dated as of September 26, 2003.
10.4     Amendment No. 4 to Credit Agreement dated as of November 13, 2003.
31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1     Section 1350 Certification of Chief Executive Officer
32.2     Section 1350 Certification of Chief Financial Officer