Form 10-K
period 2003-12-31
OREGON STEEL MILLS INC
filed 2004-03-16
CIK 830260

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

               ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 COMMISSION FILE NUMBER 1-9887

                            OREGON STEEL MILLS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    94-0506370
--------------------------------------------------------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

        1000 S.W. BROADWAY
             SUITE 2200
         PORTLAND, OREGON                                  97205
--------------------------------------------------------------------------------
 (Address of principal executive office)                 (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (503) 223-9228

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

 Title of each class                  Name of each exchange on which registered
 ----------------------------         -----------------------------------------
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

                                                  Yes  X       No
                                                      ---         -----
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                                  Yes  X       No
                                                      ---         ---

      The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 30, 2003, was approximately $76,054,076. The aggregate market value was computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of January 31, 2004:

      COMMON STOCK, $.01 PAR VALUE                  26,495,172
      ----------------------------           ------------------------------
            (Title of Class)                 (Number of shares outstanding)

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Proxy statement for the Registrant's Annual Meeting of Stockholders to be held April 29, 2004 is incorporated by reference into Part III of this report.

                            OREGON STEEL MILLS, INC.
                                TABLE OF CONTENTS
                                                                            PAGE
                                     PART I
ITEM

   1.    BUSINESS............................................................. 1
               General........................................................ 1
               Products....................................................... 3
               Raw Materials and Semi-finished Slabs ......................... 5
               Marketing and Customers........................................ 6
               Competition and Other Market Factors........................... 7
               Environmental Matters.......................................... 8
               Labor Matters..................................................11
               Employees......................................................13
               Available Information..........................................13

   2.   PROPERTIES............................................................13

   3.   LEGAL PROCEEDINGS.....................................................14

   4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................14
           Executive Officers of the Registrant...............................15

                                     PART II

   5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS........................................16

   6.   SELECTED FINANCIAL DATA...............................................17

   7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................18

   7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.........................................................28

   8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................30

   9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE..............................59

   9A.  CONTROLS AND PROCEDURES...............................................59

                                    PART III

   10.
and 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          AND EXECUTIVE COMPENSATION..........................................59

   12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................59

   13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................60

   14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES................................60

                                     PART IV

   15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K.................................................61
       SIGNATURES.............................................................66

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Oregon Steel Mills, Inc. ("Company" or "Registrant") was founded in 1926 by William G. Gilmore and was incorporated in California in 1928. The Company reincorporated in Delaware in 1974. The Company changed its name in December 1987 from Gilmore Steel Corporation to Oregon Steel Mills, Inc.

         During 2003, the Company and its subsidiaries operated two steel mills and nine finishing facilities in the western United States and Canada. The Company manufactures and markets one of the broadest lines of specialty and commodity steel products of any domestic steel mill company. The Company emphasizes the cost efficient production of higher margin specialty steel products targeted at a diverse customer base located primarily west of the Mississippi River and in western Canada. The Company's manufacturing flexibility allows it to manage actively its product mix in response to changes in customer demand and individual product cycles. The Company is organized into two business units known as the Oregon Steel Division and Rocky Mountain Steel Mills ("RMSM") Division.

         The Oregon Steel Division is centered on the Company's steel plate minimill in Portland, Oregon ("Portland Mill"), which supplies steel for the Company's steel plate, structural tubing, and large diameter pipe finishing facilities. The Oregon Steel Division's steel pipe mill in Napa, California ("Napa Pipe Mill") is a large diameter steel pipe mill and fabrication facility. The Oregon Steel Division also produces large diameter pipe and electric resistance welded ("ERW") pipe at its 60% owned pipe mill in Camrose, Alberta, Canada ("Camrose Pipe Mill"). In October 2003, the Oregon Steel Division began production of structural tube at its Columbia Structural Tubing ("CST") facility.

         The RMSM Division consists of steelmaking and finishing facilities of CF&I Steel, LP ("CF&I") (dba Rocky Mountain Steel Mills) located in Pueblo, Colorado ("Pueblo Mill"). The Company owns 87% of New CF&I, Inc. ("New CF&I"), which owns a 95.2% general partnership interest in CF&I. In addition, the Company owns directly a 4.3% limited partnership interest in CF&I. The Pueblo Mill is a steel minimill which supplies steel for the Company's rail, rod and bar, and seamless tubular finishing mills.

OREGON STEEL DIVISION

         PORTLAND MILL. The Portland Mill is the only hot-rolled steel plate minimill and steel plate production facility in the eleven western states. The Portland Mill melt Shop has the capability to produce slab thicknesses of 6", 7", 8" or 9" and the Rolling Mill can produce finished steel plate in widths up to 136" and coiled plate in widths up to 120". In May 2003, the Company shut down its Portland Mill melt shop and recorded an asset impairment charge of $27.0 million, and is currently producing its finished product from purchased semi-finished steel.

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

         The Combination Mill gives the Company the ability to produce steel plate in commercially preferred dimensions and sizes, increases its manufacturing flexibility and supplies substantially all the Company's plate requirements for large diameter line pipe, as well as coiled plate for applications such as the smaller diameter ERW pipe manufactured at the Camrose Pipe Mill and structural tube manufactured at CST. The Combination Mill produces discrete steel plate in widths from 48" to 136" and in thicknesses from 3/16" to 8". Coiled plate can be produced in widths of 48" to 120" and in thicknesses that range from 0.09" to 0.75". With the Combination Mill, the Company is in a position to produce all grades of discrete steel plate and coiled plate for substantially all of the Company's commodity and specialty markets, including heat-treated applications.

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

         CAMROSE PIPE MILL. The Company acquired a 60% interest in the Camrose Pipe Mill in June 1992 from Stelco, Inc. ("Stelco"), a large Canadian steel producer. The Camrose Pipe Mill has two pipe manufacturing mills, a large diameter pipe mill similar to the Napa Pipe Mill and an ERW pipe mill which produces steel pipe used by the oil and gas industry. The large diameter pipe mill produces pipe in lengths of up to 80 feet with a diameter ranging from 20" to 42". The ERW mill produces pipe in sizes ranging from 4 1/2" to 16" in diameter.

         COLUMBIA STRUCTURAL TUBING. In October 2003, the Company leased (with an option to buy) the equipment of the former LTV Structural Tube Facility located in the Rivergate Industrial Park in Portland, Oregon. The lease expires in March of 2017 and the Company has the option to purchase the assets at the end of ten years. The equipment leased consists of a slitting line, a structural tubing mill, a proprietary in-line coating system and a manufacturing/ warehousing structure. The facility, known as Columbia Structural Tubing, is located one mile from the Portland Mill. The CST structural mill produces rectangular hollow steel sections ("HSS") in sizes ranging from 21/2" to 10".

         See Part I, Item 2, "Properties", for discussion of the operating capacities of the Portland Mill, the Napa Pipe Mill, the Camrose Pipe Mill, and Columbia Structural Tubing.

RMSM DIVISION

         On March 3, 1993, New CF&I, a wholly owned subsidiary of the Company, acquired a 95.2% interest in CF&I, a newly formed Delaware limited partnership. The remaining 4.8% interest was owned by the Pension Benefit Guaranty Corporation ("PBGC"). CF&I then purchased substantially all of the steelmaking, fabricating, metals and railroad business assets of CF&I Steel Corporation. In August 1994, New CF&I sold a 10% equity interest in New CF&I to a subsidiary of Nippon Steel Corporation ("Nippon"). In connection with that sale, Nippon agreed to license to the Company a proprietary technology for producing deep head-hardened ("DHH") rail products as well as to provide certain production equipment to produce DHH rail. In November 1995, the Company sold equity interests totaling 3% in New CF&I to two subsidiaries of the Nissho Iwai Group ("Nissho Iwai"), a large Japanese trading company. In 1997, the Company purchased the 4.8% interest in CF&I owned by the PBGC. In 1998, the Company sold a 0.5% interest in CF&I to a subsidiary of Nippon.

         Shortly after the acquisition of the Pueblo Mill in 1993, the Company began a series of major capital improvements designed to increase yields, improve productivity and quality and expand the Company's ability to offer specialty rail, rod and bar products. The primary components of the Pueblo Mill and the related capital improvements, as appropriate, are outlined below.

         STEELMAKING. The Company installed a ladle refining furnace and a vacuum degassing facility and upgraded both continuous casters. During 1995, the Company eliminated ingot casting and replaced it with more efficient continuous casting methods that allow the Company to cast directly into bloom. These improvements expanded the Pueblo Mill steelmaking capacity to 1.2 million tons.

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

         SEAMLESS PIPE. Seamless pipe produced at the Pueblo Mill consists of seamless casing, coupling stock and standard and line pipe. Seamless pipe casing is used as a structural retainer for the walls of oil or gas wells. Standard and line pipes are used to transport liquids and gasses both above and underground. The Company's seamless pipe mill is equipped to produce the most widely used sizes of seamless pipe (5" outside diameter through 10-3/4" outside diameter) in all standard lengths. The Company's production capability includes carbon and heat-treated tubular products. The Company also sells semi-finished seamless pipe (referred to as green tubes) for processing and finishing by others.

         See Part I, Item 2, "Properties", for discussion of the operating capacities of the Pueblo Mill.

PRODUCTS

OVERVIEW

         The Company manufactures and markets one of the broadest lines of specialty and commodity steel products of any domestic minimill company. Through acquisitions and capital improvements, the Company has expanded its range of finished products from two in 1991, discrete plate and large diameter welded pipe, to nine currently by adding ERW pipe, rail, rod, bar, seamless pipe, coiled plate and structural tube. It has also expanded its primary selling region from the western United States to national and international markets. (See Note 3 to the Consolidated Financial Statements.)

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

                            Commodity steel and coiled plate     Steel service centers
                                                                 Construction
                                                                 Ship and barge manufacturers
                                                                 Heavy equipment manufacturers

                            Large diameter steel pipe            Oil and petroleum natural
                                                                    gas transmission pipelines
                                                                 Construction

                            Electric resistance welded (ERW)     Oil and natural gas line pipe
                            pipe                                 Construction

                            Structural tube                      Steel service centers
                                                                    Construction
                                                                 Ship and barge manufacturers
                                                                 Heavy equipment manufacturers


RMSM DIVISION               Rail                                 Rail transportation

                            Rod and Bar products                 Construction
                                                                 Durable goods
                                                                 Capital equipment
                            Seamless pipe                        Oil and petroleum producers



       The following table sets forth for the period indicated the tonnage shipped and the Company's total shipments by product class:

                                                     TONS SHIPPED
                                                     ------------
               PRODUCT CLASS                    2003       2002       2001
                                                ----       ----       ----

Oregon Steel Division:
    Steel Plate                              424,500     402,000     463,100
    Coiled Plate                              76,800      65,600       8,900
    Large Diameter Steel Pipe                181,200     444,600     281,300
    Electric Resistance Welded Pipe           56,600      34,800      76,400
    Structural Tubing FN1                      1,600          --          --
                                           ---------   ---------   ---------
        Total Oregon Steel Division          740,700     947,000     829,700
                                           ---------   ---------   ---------

RMSM Division:
    Rail                                     360,400     384,100     246,000
    Rod and  Bar                             482,400     419,700     432,500
    Seamless Pipe FN2                         51,300      30,000      97,700
    Semi-finished                                 --       2,700       4,700
                                           ---------   ---------   ---------
        Total RMSM Division                  894,100     836,500     780,900
                                           ---------   ---------   ---------
        Total Company                      1,634,800   1,783,500   1,610,600
                                           =========   =========   =========

----------------------
FN1  The Company began operations at the structural tube facility in October
     2003.
FN2 The Company suspended operation at the seamless pipe mill from November 2001 to April 2002, from mid-August 2002 to mid-September 2002, and from mid-November 2003 to date.

OREGON STEEL DIVISION

         STEEL PLATE AND COIL. The Company's specialty grade and commodity steel plate is produced at the Portland Mill on the Combination Mill. The Combination Mill allows for the production of discrete plate widths up to 136" and coiled plate up to 120" wide. The majority of steel plate is commonly produced and consumed in standard widths and lengths, such as 96" x 240". Specialty steel plate consists of hot-rolled carbon, high-strength-low-alloy, alloy and heat-treated steel plate. Specialty steel plate has superior strength and performance characteristics as compared to commodity steel plate and is typically made to order for customers seeking specific properties, such as improved malleability, hardness or abrasion resistance, impact resistance or toughness, higher strength and the ability to be more easily machined and welded. These improved properties are achieved by chemically refining the steel by either adding or removing specific elements, and by accurate temperature control while hot-rolling or heat-treating the plate. Specialty steel plate is used to manufacture railroad cars, mobile equipment, bridges and buildings, pressure vessels and machinery components. Commodity steel plate is used in a variety of applications such as the manufacture of storage tanks, machinery parts, ships and barges, and general load bearing structures. Coiled plate is the feeder stock for the manufacture of ERW pipe, structural tubing, spiral welded pipe and for conversion into cut-to-length plate.

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

         LARGE DIAMETER STEEL PIPE. The Company manufactures large diameter, double submerged arc-welded ("DSAW") steel pipe at its Napa and Camrose Pipe Mills. Large diameter pipe is manufactured to demanding specifications and is produced in sizes ranging from 16" to 42" in outside diameter with wall thickness of up to 1 1/16" and in lengths of up to 80 feet. At the pipe mills the Company also offers customers several options, which include internal linings, external coatings, double end pipe joining and at the Napa Pipe Mill, full body ultrasonic inspection. Ultrasonic inspection allows examination of the ends, long seam welds and the entire pipe body for steelmaking or pipemaking defects and records the results. The Company's large diameter pipe is used primarily in pressurized underground or underwater oil and gas transmission pipelines where high quality is absolutely necessary.

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

         STRUCTURAL TUBING. The Company produces rectangular HSS in sizes ranging from 2 1/2" to 10". These products have A wide variety of uses, including construction applications, structural support, safety and ornamental tubing for buildings, bridges, and highways and is also used for an extensive range of applications in industrial, transportation and agricultural equipment.

RMSM DIVISION

         RAIL. The Company produces standard carbon and high-strength head-hardened rail at its Pueblo Mill. The Pueblo Mill is the sole manufacturer of rail west of the Mississippi River and one of only three rail manufacturers in the Western Hemisphere. Rails are manufactured in the six most popular rail weights (ranging from 115 lb/yard through 141 lb/yard), in 39 and 80-foot lengths. The primary customers for the Pueblo Mill's rail are the major western railroads, with an increased share of the eastern railroad business in recent years. The Company has also developed a major presence in the Canadian and Mexican rail markets. Rail is also sold directly to rail contractors, transit districts and short-line railroads.

         As part of its capital improvement program, the Company improved its rail manufacturing facilities to include the production of in-line head-hardened rail. In-line head-hardened rail is produced through a proprietary technology, known as deep head-hardened or DHH technology, which is licensed from a third party. In 2003, the Company produced approximately 137,000 tons of head-hardened product using the DHH technology. The in-line DHH technology allows the Company to produce head-hardened product up to the capacity of the rail facility. Rail produced using the improved in-line technology is considered by many rail customers to be longer lasting and of higher quality than rail produced with traditional off-line techniques. In 2001, the Pueblo Mill also began producing and marketing an improved head-hardened rail called High Carbon Pearlite. This rail metallurgy was designed for heavy application situations such as heavy tonnage curves.

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

         SEAMLESS PIPE. The Company's seamless pipe mill at the Pueblo Mill produces seamless casing and standard and line pipe. The primary use of these products is in the transmission and recovery of oil and natural gas resources, through either above ground or subterranean pipelines. The seamless mill produces both carbon and heat-treated tubular products. The Company also markets green tubes to other tubular mills for processing and finishing. Due to market conditions, operation at the seamless pipe mill was suspended from November 2001 to April 2002, from mid-August 2002 to mid-September 2002, and from mid-November 2003 to date.

RAW MATERIALS AND SEMI-FINISHED SLABS

          The Company's principal raw material for the Pueblo Mill is ferrous scrap metal derived from, among other sources, junked automobiles, railroad cars and railroad track materials and demolition scrap from obsolete structures, containers and machines. In addition, direct-reduction iron, hot-briquetted iron and pig iron (collectively "alternate metallics") can substitute for a limited portion of the scrap used in minimill steel production, although the sources and availability of alternate metallics are substantially more limited than those of scrap. The purchase prices for scrap and alternate metallics are subject to market forces largely beyond the control of the Company, and are impacted by demand from domestic and foreign steel producers, freight costs, speculation by scrap brokers and other conditions. The cost of scrap and alternate metallics to the Company can vary significantly, and the Company's product prices often cannot be adjusted, especially in the short-term, to recover the costs of increases in scrap and alternate metallics prices.

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

         In May 2003, the Company shut down its Portland Mill melt shop. The determination to close the melt shop was based on 1) the Company's ability to obtain semi-finished slab through purchases from suppliers on the open market, and 2) high energy and raw material costs and the yield losses associated with the inefficient casting technology in use at the Portland Mill. The Company believes that future semi-finished slab purchases for the Portland Mill, combined with existing inventory on hand, will meet the production needs of the Portland Mill finishing operation for the remainder of 2004 and into the foreseeable future. The Company intends to maintain the melt shop in operating condition.

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

          The sales force is organized both geographically and by product line. The Company has separate sales forces for plate and coiled plate, large diameter steel pipe, ERW pipe, structural tube, rod and bar, seamless pipe and rail products. Most of the Company's sales are initiated by contacts between sales representatives and customers. Accordingly, the Company does not incur substantial advertising or other promotional expenses for the sale of its products. Except for contracts entered into from time to time to supply rail and large diameter steel pipe to significant projects (see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations"), the Company does not have any significant ongoing contracts with customers, and orders placed with the Company generally are cancelable by the customer prior to production. Although no single customer or group of affiliated customers represented more than 10% of the Company's sales revenue in 2003 and 2001, during 2002 the Company had sales to one customer, Kern River Gas Transmission Company, which accounted for nearly 20% of its total revenue for the year.

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

       STRUCTURAL TUBE. The majority of customers for the Company's tube products are steel service centers located in Oregon and Washington. The Company has also started to expand into other regions including Alaska, British Colombia, Montana, and Idaho.

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

         ROD PRODUCTS. The Company's wire rod products are sold primarily to wire drawers ranging in location from the Midwest to the West Coast. The demand for wire rod is dependent upon a wide variety of markets, including agricultural, construction, capital equipment and the durable goods segments. The Company entered the high carbon rod market during 1995 as a direct result of the investment in the new rolling facility. Since that time, the Company's participation in the higher margin, high carbon rod market has steadily increased, to the point where it now represents over two-thirds of total rod product shipments. Typical end uses of high carbon rod include spring wire, wire rope and tire bead.

         SEAMLESS PIPE. The Company's seamless pipe is sold primarily through its internal sales force to a large number of oil exploration and production companies and directly to companies outside of the OCTG industry, such as construction companies. The market for the Company's seamless pipe is primarily domestic. The demand for this product is determined in large part by the number and drilling depths of the oil and gas drilling rigs working in the United States.

COMPETITION AND OTHER MARKET FACTORS

         The steel industry is cyclical in nature, and high levels of steel imports, worldwide production overcapacity and other factors have adversely affected the domestic steel industry in recent years. The Company is also subject to industry trends and conditions, such as the presence or absence of sustained economic growth and construction activity, currency exchange rates and other factors. The Company is particularly sensitive to trends in the oil and gas, construction, capital equipment, rail transportation and durable goods segments, because these industries are significant markets for the Company's products.

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

OREGON STEEL DIVISION

         SPECIALTY STEEL PLATE. The Company's principal domestic competitor in the specialty steel plate market is International Steel Group ("ISG"), the largest plate producer in North America - with six plate mills located in the Midwest and East. ISG's estimated plate-making capacity now exceeds 3 million tons, including the largest plate heat-treating tonnage capacity in North America. ISG aggressively markets to major national accounts in fabrication and heavy-duty manufacturing as a single source supplier.

         COMMODITY STEEL PLATE. The Company's principal domestic commodity plate competitor is IPSCO Inc. ("IPSCO"). IPSCO brought into production a green field 120" wide Steckel mill in Iowa in 1998, with that mill operating to nearly the same specifications as the Portland Mill. IPSCO also operates a smaller 72" wide Steckel mill in Saskatchewan, Canada, and in early 2001, completed a new 120" wide Steckel mill in Mobile, Alabama. IPSCO's rated plate and plate coil capacity exceeds 2 million tons annually. IPSCO also operates cut-to-length lines (to convert coiled plate into flat sheets) in five strategic market locations throughout North America. IPSCO competes primarily in the Midwest commodity plate market, in other selected target markets, and in the coiled plate market throughout the United States. Nucor Corporation completed a new green field plate mill in 2001 at Hertford, North Carolina with an operating capacity of one million tons per year, which has further increased competition in the steel plate market.

         Until its shut down in November 2001 and subsequent Chapter 11 bankruptcy filing in January 2002, Geneva Steel ("Geneva") was a major competitor of the Company in the commodity plate market. Geneva, located in Provo, Utah, was the only integrated steelmaking facility west of the Mississippi, and historically produced approximately 1.8 million tons of commodity plate and coil per year. Geneva has not restarted and the plant is expected to be dismantled.

         LARGE DIAMETER PIPE. The Company's principal domestic competitors in the large diameter steel pipe market are Berg Steel Pipe Corporation, located in Florida, and South Texas Steel, located in Texas. International competitors consist primarily of pipe producers from Japan, Europe and Canada, with the principal Canadian competitor being IPSCO. Demand for the Company's pipe in recent years is primarily a function of new construction of oil and gas transportation pipelines and to a lesser extent maintenance and replacement of existing pipelines. Construction of new pipelines domestically depends to some degree on the level of oil and gas exploration and drilling activity.

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

          STRUCTURAL TUBE. The Company's primary competitors in the tube market are Maruichi America Corporation, and Vest Industries both located in the Los Angeles, California vicinity. Other competitors are located in the Mid and Western United States as well as importers from Asia.

RMSM DIVISION

         RAIL. The majority of current rail requirements in the United States are replacement rails for existing rail lines. Imports have been a significant factor in the domestic rail market in recent years. The Company's capital expenditure program at the Pueblo Mill provided the rail production facilities with continuous cast steel capability and in-line head-hardening rail capabilities necessary to compete with other producers. ISG is the only other qualified domestic rail producer at this time.

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

       The Clean Air Act Amendments ("CAA") of 1990 imposed responsibilities on many industrial sources of air emissions, including the Company's plants. In addition, the monitoring and reporting requirements of the law subject all companies with significant air emissions to increased regulatory scrutiny. The Company submitted applications in 1995 to the Oregon Department of Environmental Quality ("DEQ") and the Colorado Department of Public Health and Environment ("CDPHE") for permits under Title V of the CAA for the Portland and Pueblo Mills, respectively. A Title V permit was issued for the Portland Mill and related operations in December 2000 and modified in April 2002. See "Environmental Matters-RMSM Division" below for a description of CAA compliance issues relating to the Pueblo Mill. The Company does not know the ultimate cost of compliance with the CAA, which will depend on a number of site-specific factors. Regardless of the outcome of the matters discussed below, the Company anticipates that it will be required to incur additional expenses and make additional capital expenditures as a result of the CAA and future laws regulating air emissions.

       The Company's future expenditures for installation of, and improvements to, environmental control facilities, remediation of environmental conditions, penalties for violations of environmental laws, and other similar matters are difficult to predict accurately. It is likely that the Company will be subject to increasingly stringent environmental standards, including those relating to air emissions, waste water and storm water discharge and hazardous materials use, storage, handling and disposal. It is also likely that the Company will be required to make potentially significant expenditures relating to environmental matters, including environmental remediation, on an ongoing basis. Although the Company has established reserves for the environmental matters described below, additional measures may be required by environmental authorities or as a result of additional environmental hazards, identified by such authorities, the Company or others each necessitating further expenditure. Accordingly, the costs of environmental matters may exceed the amounts reserved. Expenditures of the nature described below or liabilities resulting from hazardous substances located on the Company's currently or previously owned properties or used or generated in the conduct of its business, or resulting from circumstances, actions, proceedings or claims relating to environmental matters, may have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.

OREGON STEEL DIVISION

       In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality ("DEQ") committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Company's Portland Mill may have affected sediment quality in the Willamette River. Based on preliminary findings, the Company is conducting a full remedial investigation ("RI"), including areas of investigation throughout the Portland Mill, and has committed to implement source control if required. The Company's best estimate for costs of the RI study will approximate $985,000 over the next two years. Based on a best estimate, the Company has accrued a liability of $985,000 as of December 31, 2003. The Company has also recorded a $985,000 receivable for insurance proceeds that are expected to cover these RI costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI costs as incurred. Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company's results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs. The Company is unable at this time to determine if the likelihood of an unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.

         In a related manner, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency ("EPA"), identifying it, along with 68 other entities, as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to contamination in a portion of the Willamette River that has been designated as the "Portland Harbor Superfund Site." The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the Portland Harbor Superfund Site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability. At this time, nine private and public entities have signed an Administrative Order of Consent ("AOC") to perform a remedial investigation/feasibility study ("RI/FS") of the Portland Harbor Superfund Site under EPA oversight. The RI/FS is expected to take three to five years to complete. The Company is a member of the Lower Willamette Group, which is funding that investigation, and it signed a Coordination and Cooperation Agreement with the EPA that binds it to all terms of the AOC. The Company's cost associated with the RI/FS as of December 31, 2003 is approximately $441,000, all of which has been covered by the Company's insurer. As a best estimate of the RI/FS costs for years after 2003, the Company has accrued a liability of $740,000 as of December 31, 2003. The Company has also recorded a $740,000 receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred. Although the EPA has not yet defined the boundaries of the Portland Harbor Superfund Site, the AOC requires the RI/FS to focus on an "initial study area" that does not now include the portion of the Willamette River adjacent to the Portland Mill. The study area, however, may be expanded. At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by identified PRPs. In June 2003, the Company signed a Funding and Participating Agreement whereby it, with nine other industrial and municipal parties, agreed to fund a joint effort with federal, state and tribal trustees to study potential natural resource damages in the Portland Harbor. The Company estimates its financial commitment in connection with this agreement to be approximately $590,000 for years after 2003. Based on this estimate, the Company has accrued a liability of $590,000 as of December 31, 2003. The Company has also recorded a $590,000 receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these costs as incurred. This effort is expected to last until 2006. A determination that the Company is a PRP could cause the Company to incur costs associated with remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company's results of operations. The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA, or natural resource damages and restoration that may be sought by federal, state and tribal natural resource trustees.

         On April 18, 2001, the United Steelworkers of America (the "Union"), along with two other groups, filed suit against the Company under the citizen suit provisions of the Clean Air Act ("CAA") in U.S. District Court in Portland, Oregon. The suit alleged that the Company has violated various air emission limits and conditions of its operating permits at the Portland Mill approximately 100 times since 1995. The suit sought injunctive relief and unspecified civil penalties. The parties reached a settlement in April 2003. A Consent Decree has been finalized and approved by the EPA. The U.S. District Court signed and entered the Consent Decree on October 7, 2003. The Consent Decree financial provisions were not material to the operations of the Company.

RMSM DIVISION

         In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 2003, the accrued liability was $28.8 million, of which $24.9 million was classified as non-current on the consolidated balance sheet.

         The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provided for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $25 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. CF&I applied for the PSD permit in April 2002 and the draft permit was issued for public comment on October 2, 2003.

         In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003. In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately

$1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I expensed $2.8 million in 2001 for possible fines and non-capital related expenditures. As of December 31, 2003, the accrued liability was approximately $600,000.

         In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and the EPA. In September 2002, the Company submitted a request for a further extension of certain Title V compliance deadlines, consistent with a joint petition by the State and the Company for an extension of the same deadlines in the State Consent Decree. This modification gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and to a much lessor degree, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices. Pricing and availability of billets is subject to significant volatility.

         In a related matter, in April 2000, the Union filed suit in U.S. District Court in Denver, Colorado, asserting that the Company and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. The parties to the above-referenced litigation have negotiated what purports to be an agreement to settle the labor dispute and all associated litigation, including that referenced above. See "Labor Matters" for a description of the settlement. If, for any reason, that settlement is not finalized, the Company does not believe the suit will have a material adverse effect on its results of operations; however, the result of litigation such as this is difficult to predict and an adverse outcome with significant penalties is possible.


LABOR MATTERS
CF&I LABOR DISPUTE AND RESULTANT LITIGATION

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

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of December 31, 2003, approximately 819 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At December 31, 2003, approximately 131 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs, as positions became open. As noted above, there were approximately 131 Unreinstated Employees as of December 31, 2003. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law supports its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees.

         In the event there is an adverse determination on these issues, Unreinstated Employees could be entitled to back pay, including benefits, plus interest, from the date of the Union's unconditional offer to return to work through the date of their reinstatement or a date deemed appropriate by the NLRB or an appellate court. The number of Unreinstated Employees entitled to back pay may be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the lack of accurate information on interim earnings for both reinstated and Unreinstated Employees and sentiment of the Union towards the Company, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award with respect to any Unreinstated Employees proven to have taken part or participated in acts of misconduct during and after the strike.

CF&I LABOR DISPUTE SETTLEMENT

         On January 15, 2004 the Company announced a tentative agreement to settle the labor dispute between the Union and CF&I ("Settlement"). The Settlement is conditioned on, among other things, (1) its approval by shareholders of New CF&I, (2) ratification of a new collective bargaining agreement being executed between CF&I and the Union, (3) approval of the Settlement by the NLRB and the dismissal of cases pending before the NLRB related to the labor dispute and (4) various pending legal actions between the Company, New CF&I and CF&I and the Union being dismissed. The Settlement, if approved, will provide remedies for all outstanding unfair labor practices between CF&I and the Union and sets the stage for the ratification of a new five-year collective bargaining agreement. The Settlement includes the creation of a labor dispute settlement trust ("Trust") that will hold assets to be contributed by either the Company or CF&I. Assets of the Trust will include: (1) four million shares of the Company's common stock, (2) a cash contribution of $2,500 for each beneficiary of the trust, estimated to be in total $2.5 million, and (3) beginning on the effective date of the Settlement, a ten year profit participation obligation consisting of 25% of CF&I operating income, as defined, not to exceed $3 million per year for years one through five and $4 million per year for years six through ten. The beneficiaries of the Trust are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which will be effected through the new five-year collective bargaining agreement, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50 and (4) individuals who are members of the bargaining units as of October 3, 1997 will be immediately eligible to apply for and receive qualified long-term disability ("LTD") benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes the Company's agreement to nominate a director designated by the Union on its Board of Directors, and to a broad based neutrality clause for certain of the Company's facilities in the future.

CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING

         The Company has recorded a charge of $31.1 million in the fourth quarter of 2003 related to the Settlement, the final amount of which is dependant upon the price of the Company's common stock on the effective date of the Settlement. The charge consisted of (1) $23.2 million for the value of 4 million shares of the Company's common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above. The Company will adjust the amount of the common stock charge, either up or down, for the change in the price of the common stock between December 31, 2003 and the effective date of the Settlement. The accrual for the LTD benefits may also change, as better claims information becomes available.
As employees accept the early retirement benefits, the Company will record an additional charge totaling approximately $7.0 million related to these benefits. The enhancements to pension and post-retirement medical benefits for non-early retirees will be accounted for prospectively on the date at which plan amendments occur pursuant to the new five-year collective bargaining agreement in accordance with SFAS 87 and SFAS 106.

EMPLOYEES

       As of December 31, 2003, the Company had approximately 1,400 full-time employees. Within the Oregon Steel Division the employees of the Portland Mill, the Napa Pipe Mill, CST, and the corporate headquarters are not represented by a union. Approximately 79 employees at the Camrose Pipe Mill are members of the Canadian Autoworkers Union ("CAW") and are working under the terms of a collective bargaining agreement that expires in 2006. Approximately 560 employees of the RMSM Division work under collective bargaining agreements with several unions, including the United Steelworkers of America. The Company and the United Steelworkers of America had been unable to agree on terms for a new labor agreement and are operating under the terms of the Company's last contract offer, which was implemented in 1998. See "BUSINESS-LABOR MATTERS".

       The domestic employees of the Oregon Steel Division (exclusive of CST) participate in the Employee Stock Ownership Plan ("ESOP"). As of December 31, 2003, the ESOP owned approximately 2.1% of the Company's outstanding common stock. At the discretion of the Board of Directors, common stock is contributed to the ESOP. The Company also has profit participation plans for its employees, with the exception of bargaining unit employees of Camrose and executive officers of the Company, which permit eligible employees to share in the pretax income of their operating unit. The Company may modify, amend or terminate the plans, at any time, subject to the terms of various labor agreements.

AVAILABLE INFORMATION

         The public may read and copy any materials the Company files with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

         The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is www.sec.gov.

         The Company's web site is www.osm.com. The Company makes available free
                                   -----------
of charge, on or through its web site, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on the Company's web site is not part of this report.


ITEM 2.  PROPERTIES

OREGON STEEL DIVISION

         The Portland Mill is located on approximately 143 acres owned by the Company in the Rivergate Industrial Park in Portland, Oregon, near the confluence of the Columbia and Willamette rivers. The operating facilities principally consist of an electric arc furnace, ladle metallurgy station, vacuum degasser, slab casting equipment and the Combination Mill, as well as an administrative office building. In May 2003, the Company shut down its Portland melt shop which includes the electric arc furnace, ladle metallurgy station, vacuum degasser, and slab casting equipment. The Company's heat-treating facilities are located nearby on a 5-acre site owned by the Company.

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

         The Company leases equipment and approximately 25 acres in the Rivergate Industrial Park in Portland, Oregon with the CST operations and sales staff occupying the site. The equipment consists of a slitting line, a structural tubing mill, a proprietary in-line coating system and a manufacturing/warehousing structure.


RMSM DIVISION

         The Pueblo Mill is located in Pueblo, Colorado on approximately 570 acres. The operating facilities principally consist of two electric arc furnaces, a ladle refining furnace and vacuum degassing system, two 6-strand continuous round casters for producing semi-finished steel (one of which has not operated since 1998 and for accounting purposes is considered an impaired asset), and three finishing mills (a rail mill, a seamless pipe mill, and a rod and bar mill). Due to market conditions, operations at the seamless pipe mill were suspended from November 2001 to April 2002, from mid-August 2002 to mid-September 2002, and from mid-November 2003 to date.


         At December 31, 2003, the Company had the following nominal capacities, which are affected by product mix:

                                                       PRODUCTION    PRODUCTION
                                                       CAPACITY       IN 2003
                                                       ----------    ----------
                                                                (TONS)
         Portland Mill:         Melting FN1               840,000       148,500
                                Finishing               1,200,000       691,100
         Napa Pipe Mill:        Steel Pipe                400,000       200,600
         Camrose Pipe Mill:     Steel Pipe                320,000        49,500
         CST Tube Mill:         Steel Tube                150,000         4,500
         Pueblo Mill:           Melting                 1,200,000       876,500
                                Finishing Mills FN2     1,200,000       894,300

-------------------------
FN1 In May 2003, the Company shut down its Portland Mill melt shop.
FN2 Includes the production capacity and production in 2003 of 150,000 tons and 46,600 tons, respectively, of the seamless pipe mill.


         The Company's 10% First Mortgage Notes due 2009 ("10% Notes") are secured, in part, by a lien on substantially all of the property, plant and equipment of the Company, exclusive of Camrose and CST. New CF&I and CF&I (collectively, the "Guarantors") have pledged substantially all of their property, plant and equipment and certain other assets as security for their guarantees of the 10% Notes. (See Note 6 to the Consolidated Financial Statements.)


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were voted upon during the fourth quarter of the year ended December 31, 2003.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders.

         The name of each executive officer of the Company, age as of February 1, 2004 and position(s) and office(s) held by each executive officer are as follows:

                                                             DATE ASSUMED
NAME                  AGE    POSITION(S)                     PRESENT POSITION(S)
--------------------  ---    ------------------------        -------------------

James E. Declusin     61     President and                   August 2003
                             Chief Executive Officer

L. Ray Adams          53     Vice President, Finance         March 1991
                             Chief Financial Officer
                             and Treasurer

Steven M. Rowan       58     Vice President,                 February 1992
                             Materials and Transportation

Robert A. Simon       42     Vice President and              September 2000
                             General Manager -
                             RMSM Division

Jennifer R. Murray    47     Vice President Administration   August 2001
                             and Secretary

Jeff S. Stewart       42     Corporate Controller            January 2000

         The Company has employed each of the executive officers named above, except James E. Declusin, in an executive or managerial role for at least five years. James E. Declusin retired from California Steel Industries ("CSI") as Executive Vice President and Chief Operating Officer in 2000. Prior to joining CSI, Mr. Declusin spent seventeen years with Kaiser Steel Corporation. Mr. Declusin has been a director of Oregon Steel Mills since 2000.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the New York Stock Exchange. At December 31, 2003, the number of common stockholders of record was 1,062. Information on quarterly dividends and common stock prices is shown on page 30 and incorporated herein by reference.

         The Indenture under which the Company's 10% Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including common stock dividends. One of the restrictions on cash dividends is based on the cumulative amount of the Company's consolidated net income, as defined. Under that restriction, there was no amount available for cash dividends at December 31, 2003. In addition, the Company cannot pay cash dividends under its Credit Agreement without prior approval from its lenders. (See Note 6 to the Consolidated Financial Statements and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

ITEM 6.      SELECTED FINANCIAL DATA

                                                                                YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------------
                                                                2003            2002          2001           2000           1999
                                                        ----------------------------------------------------------------------------
                                                         (IN THOUSANDS, EXCEPT TONNAGE, PER TON AND PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
   Sales FN1                                                $   723,297    $   904,950    $   780,887    $   672,017    $   884,649
   Cost of sales                                                713,601        783,940        694,941        619,016        756,461
   Settlement of litigation                                          --             --         (3,391)            --         (7,027)
   Labor dispute settlement charges                              31,089             --             --             --             --
   Fixed and other asset impairment charges                      36,113             --             --             --             --
   Loss (gain) on sale of assets                                 (1,835)        (1,283)           (10)          (290)           501
   Selling, general and administrative expenses                  50,477         58,600         64,300         51,486         55,992
   Incentive compensation                                           354          3,761            244            698         10,540
                                                            -----------    -----------    -----------    -----------    -----------
          Operating income (loss)                              (106,502)        59,932         24,803          1,107         68,182
   Interest expense                                             (33,620)       (36,254)       (35,595)       (34,936)       (35,027)
   Other income, net                                              1,448            961          3,044          4,355          1,290
   Minority interests                                             6,108         (3,036)          (339)            (7)        (1,475)
                                                            -----------    -----------    -----------    -----------    -----------
   Income (loss) before tax                                    (132,566)        21,603         (8,087)       (29,481)        32,970
   Income tax benefit (expense)                                   6,617         (9,244)         2,159         11,216        (13,056)
   Net income (loss) before cumulative effect
      of change in accounting principle                        (125,949)        12,359         (5,928)       (18,265)        19,914
   Cumulative effect of change in accounting
      principle, net of tax                                          --        (17,967)            --             --             --
                                                            -----------    -----------    -----------    -----------    -----------
                Net income (loss)                           $  (125,949)   $    (5,608)   $    (5,928)   $   (18,265)   $    19,914
                                                            ===========    ===========    ===========    ===========    ===========

COMMON STOCK INFORMATION:
Basic earnings (loss) per share                                  $(4.77)        $(0.21)        $(0.22)        $(0.69)         $0.76
Diluted earnings (loss) per share                                $(4.77)        $(0.20)        $(0.22)        $(0.69)         $0.76
Cash dividends declared per share                                $   --         $   --         $   --         $ 0.06          $0.56
Weighted average common shares &
   common equivalents outstanding
   Basic                                                         26,392         26,388         26,378         26,375         26,375
   Diluted                                                       26,392         26,621         26,378         26,375         26,375
BALANCE SHEET DATA (AT DECEMBER 31):
Net Working capital                                         $   126,727    $   171,521    $    62,145    $   108,753    $   101,177
Total assets                                                    763,978        844,320        869,576        880,354        877,254
Current liabilities                                             131,833        118,899        196,924        126,748        101,660
Long-term debt                                                  301,832        301,428        233,542        314,356        298,329
Total stockholders' equity                                      187,252        306,990        318,586        331,645        352,402

OTHER DATA:
Depreciation and amortization                               $    40,809    $    45,868    $    46,097    $    46,506    $    47,411
Capital expenditures                                        $    19,754    $    18,246    $    12,933    $    16,684    $    15,908
Total tonnage sold:
   Oregon Steel Division                                        740,700        947,000        829,700        871,500        969,800
   RMSM Division                                                894,100        836,500        780,900        757,000        734,900
                                                            -----------    -----------    -----------    -----------    -----------
      Total tonnage sold                                      1,634,800      1,783,500      1,610,600      1,628,500      1,704,700
                                                            ===========    ===========    ===========    ===========    ===========

----------------------------------
FN1 Includes freight revenues of $38.9 million, $54.5 million, $54.8 million and $36.1 million in 2003, 2002, 2001, and 2000, respectively, and sales of electricity of $19.1 million and $2.8 million in 2001 and 2000, respectively. During 2001, the Portland Mill was the beneficiary of a committed power supply contract with a local utility company. Under the contract the utility guaranteed to supply an amount of electricity to the mill at a fixed rate. During the west coast electricity shortage in 2000 and 2001, the Company agreed not to use a daily determined portion of the guaranteed supply and was compensated by the local utility at a daily-determined rate per megawatt/hour. The revenue from this was included in operating income because the Company made an operational choice to not use power in return for compensation rather than to produce product. There was no direct cost of sales associated with this transaction and, accordingly, the net revenue (compensation in excess of contracted price) fully impacted operating income for the period.

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

OVERVIEW

         The consolidated financial statements include the accounts of the Company and its subsidiaries, which include wholly-owned Camrose Pipe Corporation, which owns 100% of Columbia Structural Tubing and through ownership in another corporation holds a 60% interest in Camrose Pipe Company ("Camrose"); and 87% owned New CF&I, which owns a 95.2% interest in CF&I. The Company also directly owns an additional 4.3% interest in CF&I. In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills. All significant intercompany balances and transactions have been eliminated.

         The Company currently has two aggregated operating divisions known as the Oregon Steel Division and the RMSM Division. (See Note 2 to the Consolidated Financial Statements on discussion of the Company's aggregate reporting of its operating units). The Oregon Steel Division is centered at the Portland Mill. In addition to the Portland Mill, the Oregon Steel Division includes the Napa Pipe Mill, the Camrose Pipe Mill and Columbia Structural Tubing. The RMSM Division consists of the steelmaking and finishing facilities of the Pueblo Mill, as well as certain related operations.

         In May 2003, the Company shut down its Portland Mill melt shop. The determination to close the melt shop was based on 1) the Company's ability to obtain semi-finished slab through purchases from suppliers on the open market, and 2) high energy and raw material costs and the yield losses associated with the inefficient casting technology in use at the Portland Mill. The Company forecasts that future semi-finished slab purchases for the Portland Mill, combined with existing inventory on hand, will meet the production needs of the Portland Mill finishing operation for the remainder of 2004 and into the foreseeable future. The Company intends to maintain the melt shop in operating condition. In addition, CF&I determined in the second quarter of 2003 that the new single furnace operation (as referenced in Note 16 to the Consolidated Financial Statements) will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. The Company recorded a pre-tax charge to earnings of approximately $36 million in the second quarter of 2003 related to these asset impairments. For a discussion of these impairments, see "IMPAIRMENT CHARGES" section below.

         On January 15, 2004 the Company announced a tentative agreement to settle the labor dispute between the Union and CF&I. The Company has recorded a charge of $31.1 million in the fourth quarter of 2003 related to the tentative settlement. See "LABOR DISPUTE SETTLEMENT CHARGES" section below for further discussion of this tentative agreement.

OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of sales represented by selected income statement items and information regarding selected balance sheet data.



                                                                         YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                                   2003            2002             2001
                                                               -------------  --------------  ----------------
INCOME STATEMENT DATA:
    Sales                                                           100.0 %         100.0 %           100.0 %
    Cost of sales                                                    98.7            86.6              89.0
    Settlement of litigation                                           --              --              (0.4)
    Labor dispute settlement charges                                  4.3              --                --
    Fixed and other asset impairment charges                          5.0              --                --
    Loss (gain) on sale of assets                                    (0.3)           (0.1)               --
    Selling, general and administrative expenses                      7.0             6.5               8.2
    Incentive compensation                                             --             0.4                --
                                                               ----------     -----------     -------------
       Operating income (loss)                                      (14.7)            6.6               3.2
    Interest expense                                                 (4.6)           (4.0)             (4.6)
    Other income, net                                                 0.2             0.1               0.4
    Minority interests                                                0.8            (0.3)             (0.1)
                                                               ----------     -----------     -------------
       Pretax income (loss)                                         (18.3)            2.4              (1.1)
    Income tax benefit (expense)                                      0.9            (1.0)              0.3
                                                               ----------     -----------     -------------
    Net income (loss) before cumulative effect of
       change in accounting principle                               (17.4)            1.4              (0.8)
    Cumulative effect of change in accounting principle,
       net of tax                                                      --            (2.0)               --
                                                               ----------     -----------     -------------
          Net loss                                                  (17.4)%          (0.6)%            (0.8)%
                                                               =============  ==============  =============

BALANCE SHEET DATA (AT DECEMBER 31):
    Current ratio                                                  2.0 : 1         2.4 : 1           1.3 : 1
    Total debt as a percentage of capitalization FN1                 61.8%           49.6%             51.6%
    Net book value per share                                         $7.09          $11.90            $12.35

-----------------
FN1 Calculation of debt, as a percentage of capitalization is equal to total debt (short and long-term) divided by the sum of adjusted stockholders equity (total equity less net goodwill) and total debt.

         The following table sets forth by division, for the periods indicated, tonnage sold, revenues and average selling price per ton.


                                                                YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------
        TOTAL TONNAGE SOLD:                              2003              2002           2001
                                                     --------------     -----------    ------------

     Oregon Steel Division:
        Plate and Coil                                   501,300            467,600         472,000
        Welded Pipe                                      237,800            479,400         357,700
        Structural Tube FN1
                                                           1,600                 --              --
                                                      ----------         ----------      ----------
             Total Oregon Steel Division                 740,700            947,000         829,700
                                                      ----------         ----------      ----------
      RMSM Division:
        Rail                                             360,400            384,100         246,000
        Rod and Bar                                      482,400            419,700         432,500
        Seamless Pipe FN2                                 51,300             30,000          97,700
        Semi-finished                                         --              2,700           4,700
                                                      ----------         ----------      ----------
             Total RMSM                                  894,100            836,500         780,900
                                                      ----------         ----------      ----------
              Total Company                            1,634,800          1,783,500       1,610,600
                                                      ==========         ==========      ==========
 PRODUCT REVENUES (IN THOUSANDS): FN3
     Oregon Steel Division                            $  343,755         $  535,049      $  414,994
     RMSM Division                                       340,658            315,448         291,993
                                                      ----------         ----------      ----------
              Total Company                           $  684,413         $  850,497      $  706,987
                                                      ==========         ==========      ==========
AVERAGE SELLING PRICE PER TON:FN3
     Oregon Steel Division                            $      464         $      565      $      500
     RMSM Division                                    $      381         $      377      $      374
            Company Average                           $      419         $      477      $      439


-----------------------
FN1 The Company began operations at the structural tube facility in October
    2003.

FN2 The Company suspended operation of the seamless pipe mill from November 2001 to April 2002, from mid-August 2002 to mid-September 2002, and from mid-November 2003 to date.

FN3 Product sales and average selling price per ton exclude freight revenues of $38.9 million, $54.5 million and $54.8 million, in 2003, 2002, and 2001, respectively, and sale of electricity of $19.1 million in 2001. During 2001, the Portland Mill was the beneficiary of a committed power supply contract with a local utility company. Under the contract the utility guaranteed to supply an amount of electricity to the mill at a fixed rate. During the west coast electricity shortage in 2001, the Company agreed not to use a daily determined portion of the guaranteed supply and was compensated by the local utility at a daily-determined rate per megawatt/hour. The revenue from this was included in operating income because the Company made an operational choice to not use power in return for compensation rather than to produce product. There was no direct cost of sales associated with this transaction and, accordingly, the net revenue (compensation in excess of contracted price) fully impacted operating income for the period.

         The Company's operating results were affected in 2003 by, among other things, reduced demand and pricing for welded pipe products and increased pricing pressure in plate and coil products and higher scrap and energy costs. The specialty and commodity plate markets have been impacted by both new sources of domestic supply and continued imports from foreign suppliers, which have adversely affected average selling prices for the Company's plate products. In addition, the Company believes that high fixed costs motivate steel producers to maintain high output levels even in the face of falling prices, thereby increasing further downward pressures on selling prices. Operating income was further reduced by the recognition of impairment to fixed assets and by the charge for the tentative settlement of the labor dispute. The domestic steel industry and the Company's business are highly cyclical in nature and these factors have adversely affected the profitability of the Company.

         On December 4, 2003, President Bush lifted the tariffs on imports of steel that were imposed March 5, 2002. The tariffs were designed to give the U.S. Steel Industry time to restructure and become competitive in the global steel market. During the time that the tariffs were in effect, the Company believes that the tariffs did not materially impact either the supply of, or the cost of, steel slabs purchased by the Company on the open market for processing into steel plate and coil. Since the lifting of the tariffs, the steel industry has seen a dramatic increase in both the cost of raw materials and the selling price of most steel products. The Company believes that current market conditions are the result of the combination of a strong steel demand in China, a weak United States dollar, and an increase in ocean freight costs. The Company anticipates that market conditions will remain unsettled until demand in China stabilizes. During this period of time, the Company believes that it will continue to incur increased costs for steel scrap, slabs, and ocean freight, and achieve increased selling prices to offset these higher costs.

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

         EMPLOYEE BENEFITS PLANS AND OTHER POST-RETIREMENT BENEFITS. Annual pension and other post-retirement benefits ("OPRB") expenses are calculated by third party actuaries using standard actuarial methodologies. The actuaries assist the Company in making estimates based on both historical and current information and estimates about future events and circumstances. Significant assumptions used in the valuation of pension and OPRB include expected return on plan assets, discount rate, rate of increase in compensation levels and the health care cost trend rate. The Company accounts for the defined benefit pension plans using Statement of Financial Accounting Standards No. 87, "EMPLOYER'S ACCOUNTING FOR PENSIONS". As a result of continuing declines in interest rates being offset by favorable investment returns of the Company's defined benefit pension plans' assets, the Company reduced the minimum pension liability at December 31, 2003 by $0.8 million after tax effect. This adjustment did not impact current earnings. For further details regarding the Company's benefits and post-retirement plans, see Note 11 to the Consolidated Financial Statements.

         ENVIRONMENTAL LIABILITIES. All material environmental remediation liabilities for non-capital expenditures, which are both probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggests different remediation methods or when estimated time periods are changed, thereby affecting the total cost. The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded and the range is disclosed. Even though the Company has established certain reserves for environmental remediation, environmental authorities may require additional remedial measures, and additional environmental hazards, necessitating further remedial expenditures, may be asserted by these authorities or by private parties. Accordingly, the costs of remedial measures may exceed the amounts reserved.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of December 31, 2003, the allowance of doubtful accounts was approximately $3.7 million. In establishing a proper allowance for doubtful accounts, the Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where management is aware of the circumstances that may impair a specific customer's ability to meet its financial obligations, the Company records a specific allowance against amounts due from customers, and thereby reduces the net recognized receivable amount the Company reasonably believes will be collected. For all other customers, the Company evaluates the allowance for doubtful accounts based on the length of time the receivables are past due, historical collection experience, customer credit-worthiness and economic trends.

         LONG-LIVED ASSET IMPAIRMENTS. Long-lived asset impairments are recognized when the carrying value of those productive assets exceeds their aggregate projected undiscounted cash flows. These undiscounted cash flows are based on the Company's long range estimates of market conditions, with due consideration to historical, cyclical, operating cash flows and the overall performance associated with the individual asset. If future demand and market conditions are less favorable than those projected by the Company, or if the probability of disposition of the assets differs from that previously estimated by the Company, additional asset write-downs may be required.

         CONTINGENCIES. The Company is subject to the possibility of loss contingencies arising in the normal course of business. The Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted. See Note 16 to the Consolidated Financial Statements for a discussion of contingencies.


DISCUSSION AND ANALYSIS OF INCOME


COMPARISON OF 2003 TO 2002
 (In thousands except tons, per ton, and percentages)


                                                              YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                                  2003          2002          CHANGE       % CHANGE
                                                  ----          ----          ------       --------
Product Sales
-------------
Oregon Steel Division                         $  343,755     $  535,049     $ (191,294)       (35.8)%
RMSM Division                                 $  340,658     $  315,448     $   25,210          8.0%
                                              ----------     ----------     ----------       ------
  Consolidated                                $  684,413     $  850,497     $ (166,084)       (19.5)%
                                              ==========     ==========     ==========       ======

Tons shipped
------------
Oregon Steel Division:
   Plate and Coil                                501,300        467,600         33,700          7.2%
   Welded Pipe                                   237,800        479,400       (241,600)       (50.4)%
   Structural Tube                                 1,600             --          1,600        100.0%
                                               ---------     ----------     ----------       ------
         Total Oregon Steel Division             740,700        947,000       (206,300)       (21.8)%
                                               ---------     ----------     ----------       ------

RMSM Division:
   Rail                                          360,400        384,100        (23,700)        (6.2)%
   Rod and Bar                                   482,400        419,700         62,700         14.9%
   Seamless Pipe                                  51,300         30,000         21,300         71.0%
   Semi-finished                                      --          2,700         (2,700)      (100.0)%
                                               ---------      ---------     ----------       ------

        Total RMSM Division                      894,100        836,500         57,600          6.9%
                                               ---------      ---------     ----------       ------
        Consolidated                           1,634,800      1,783,500       (148,700)        (8.3)%
                                               =========      =========     ==========       ======

Sales price per ton
-------------------
Oregon Steel Division                         $      464     $      565     $     (101)       (17.9)%
RMSM Division                                 $      381     $      377     $        4          1.1%
                                              ----------     ----------     ----------       ------
  Consolidated                                $      419     $      477     $      (58)       (12.2)%
                                              ==========     ==========     ==========       ======


         SALES. The decrease in consolidated product sales and average sales price was primarily due to a reduction in welded pipe sales at the Oregon Steel Division. During 2002, the Oregon Steel Division sales were higher due to a large pipe contract for the Kern River Gas Transmission Company at the Napa Pipe Mill. No similar large pipe contract was in place in 2003 and consequently the Oregon Steel Division's sales, shipments, and sales price per ton were significantly reduced. The RMSM Division's sales, shipments and sales price per ton all increased in 2003 due to higher shipments of rod and bar products as a result of higher rod production and a reduction in domestic capacity.

GROSS PROFIT
                                 2003          2002         CHANGE      % CHANGE
                                 ----          ----         ------      --------

              Gross Profit      $9,696       $121,010     $(111,314)    (92.0)%


         The decrease in gross profit was a result of the decreased sales and average sales price of high-priced welded pipe from the Napa Pipe Mill, and to an increase in the Company's costs due to increased costs in scrap, slab, and energy costs for electricity and natural gas.

SELLING, GENERAL AND ADMINISTRATIVE
                                          2003       2002      CHANGE   % CHANGE
                                          ----       ----      ------   --------

    Selling, General and Administrative   $50,477    $58,600   $(8,123)  (13.9)%


         The decrease in selling, general and administrative expenses ("SG&A") for 2003 was the result of a decrease of $5.5 million in expenses related to the handling and loading of goods for sale, which was due to a decrease in the volume of tons shipped in 2003; a decrease of $1.0 million in expenses for information technology support and equipment, and a decrease of $0.7 million in bad debt expense.

INTEREST EXPENSE

                                  2003         2002        CHANGE      % CHANGE
                                  ----         ----        ------      --------

          Interest Expense       $33,620      $36,254     $(2,634)      (7.3)%


         The decrease in interest expense was primarily due to a decreased borrowing rate during 2003. The Company issued its 10% First Mortgage Notes due 2009 ("10% Notes") on July 15, 2002 in order to refinance its 11% First Mortgage Notes due 2003 ("11% Notes"). The Company also incurred additional interest expense in 2002 due to interest accrued on the 11% Notes which were outstanding concurrently with the 10% Notes for the period of July 15 to August 14, 2002.

INCOME TAX BENEFIT (EXPENSE)

                                         2003       2002      CHANGE    % CHANGE
                                         ----       ----      ------    --------

      Income Tax Benefit (Expense)     $6,617    $(9,244)    $15,861     171.6%

         The effective income tax benefit rate was 5.0% in 2003, compared to the tax expense rate of 42.8% in 2002. The effective income tax rate for 2003 varied from the combined state and federal statutory rate principally because the Company established a valuation allowance for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits. SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not"; otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company recorded a valuation allowance of $48.2 million in 2003 due to uncertainties regarding the realization of these deferred tax assets. The Company will continue to evaluate the need for valuation allowances in the future. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowance.

COMPARISON OF 2002 TO 2001
(In thousands except tons, per ton, and percentages)


                                                             YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------
                                                  2002            2001          CHANGE      % CHANGE
                                                --------       ----------     ----------    ---------
Product Sales
-------------
Oregon Steel Division                           $  535,049     $  414,994     $  120,055        28.9%
RMSM Division                                   $  315,448     $  291,993     $   23,455         8.0%
                                                ----------     ----------     ----------      ------
  Consolidated                                  $  850,497     $  706,987     $  143,510        20.3%
                                                ==========     ==========     ==========      ======

Tons shipped
------------
Oregon Steel Division:
   Plate and Coil                                  467,600        472,000         (4,400)       (0.9)%

   Welded Pipe                                     479,400        357,700        121,700        34.0%
                                                ----------     ----------     ----------      ------
        Total Oregon Steel Division                947,000        829,700        117,300        14.1%
                                                ----------     ----------     ----------      ------

RMSM Division:
--------------
   Rail                                            384,100        246,000        138,100        56.1%
   Rod and Bar                                     419,700        432,500        (12,800)        (3.0)%
   Seamless Pipe                                    30,000         97,700        (67,700)       (69.3)%
   Semi-finished                                     2,700          4,700         (2,000)       (42.6)%
                                                ----------     ----------     ----------       ------
        Total RMSM Division                        836,500        780,900         55,600          7.1%
                                                ----------     ----------     ----------       ------
        Consolidated                             1,783,500      1,610,600        172,900         10.7%

Sales price per ton
-------------------
Oregon Steel Division                           $      565     $      500     $       65        13.0%
RMSM Division                                   $      377     $      374     $        3         0.8%
                                                ----------     ----------     ----------      ------
  Consolidated                                  $      477     $      439     $       38         8.7%
                                                ==========     ==========     ==========      ======


         SALES. Growth in both product sales and related average selling prices were primarily due to higher shipments of welded pipe and rail products and higher rod and bar prices in 2002. The increase in sales at the Oregon Steel Division was due to significantly higher shipments of welded pipe resulting from the supply of more than 370,000 tons of large diameter pipe to Kern River Gas Transmission Company. The increase in sales at the RMSM Division was due to higher shipments of rail products, partially offset by decreased rod and bar shipments, as well as decreased shipments of seamless pipe and semi-finished products. The shift of product mix to rail in 2002 was the principal reason for the improvement in average sales price. In addition, the demand for seamless pipe remained sluggish throughout 2002, and as a result, the seamless mill was temporarily shut down for the periods from November 2001 to April 2002 and from mid-August 2002 to mid-September of 2002.

GROSS PROFIT
                               2002          2001         CHANGE      % CHANGE
                               ----          ----         ------      --------

           Gross Profit      $121,010       $85,946      $35,064       40.8%

         The increase of $35.1 million in gross profit was due to increased sales of high-priced welded pipe from the Napa Pipe Mill and increased sales of rail products and higher rod and bar prices at the RMSM Division.

SELLING, GENERAL AND ADMINISTRATIVE

                                           2002     2001      CHANGE   % CHANGE
                                           ----     ----      ------   --------

   Selling, General and Administrative   $58,600   $64,300   $(5,700)   (8.9)%

         SG&A decreased as a percentage of total sales to 6.5% in 2002 from 8.2% in 2001. The decrease was due to higher general administrative costs in 2001, including $3.1 million of seamless pipe commission fees and $4.0 million of environmental and other legal expenses.

INTEREST EXPENSE

                                      2002        2001       CHANGE    % CHANGE
                                      ----        ----       ------    --------

                Interest Expense     $36,254     $35,595      $659       1.9%


         Total interest expense increased as a result of refinancing activities in 2002. The Company issued its 10% Notes on July 15, 2002 in order to refinance its outstanding 11% Notes. Although the Company's 10% Notes bear a lower interest rate than the 11% Notes, the Company incurred increased interest expense primarily attributable to the additional interest accrued on the 11% Notes which were outstanding concurrently with the 10% Notes for the period of July 15 to August 14, 2002. This was partially offset by the lower average borrowing levels on the Company's credit facility in 2002. In 2001, interest expense included additional expensed loan fees due to an amendment of the Company's credit facility.

INCOME TAX (EXPENSE) BENEFIT

                                       2002       2001       CHANGE    % CHANGE
                                       ----       ----       ------    --------

       Income Tax (Expense) Benefit   $(9,244)   $2,159    $(11,403)   (528.2)%


         The effective income tax expense rate was 42.8% for 2002 versus an effective income tax benefit rate of 26.7% for 2001. The effective income tax rate for 2002 varied principally from the combined state and federal statutory rate due to a $1.7 million increase in the valuation allowance for state tax credit carryforwards.

IMPAIRMENT CHARGES

         In May 2003, the Company shut down its Portland Mill melt shop. The determination to close the melt shop was based on 1) the Company's ability to obtain semi-finished slab through purchases from suppliers on the open market, and 2) high energy and raw material costs and the yield losses associated with the inefficient casting technology in use at the Portland Mill. The Company believes that future semi-finished slab purchases for the Portland Mill will meet the production needs of the Portland Mill finishing operation for the remainder of 2004 and into the foreseeable future. The Company intends to maintain the melt shop in operating condition.

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

         As part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace, and thus the two existing furnaces with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. Accordingly, the Company recorded a pre-tax impairment charge to earnings of $9.1 million in the quarter ended June 30, 2003. Of the impairment charge recognized, $8.2 million represented impairment of fixed assets and $1.0 million pertained to reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value, the carrying value of the fixed assets was zero after the effect of the impairment charge.

LABOR DISPUTE SETTLEMENT CHARGES


         On January 15, 2004 the Company announced a tentative agreement to settle the labor dispute between the Union and CF&I ("Settlement"). The Settlement is conditioned on, among other things, (1) its approval by shareholders of New CF&I, (2) ratification of a new collective bargaining agreement being executed between CF&I and the Union, (3) approval of the Settlement by the NLRB and the dismissal of cases pending before the NLRB related to the labor dispute and (4) various pending legal actions between the Company, New CF&I and CF&I and the Union being dismissed. The Settlement, if approved, will provide remedies for all outstanding unfair labor practices between CF&I and the Union and sets the stage for the ratification of a new five-year collective bargaining agreement.
The Settlement includes the creation of a labor dispute settlement trust ("Trust") that will hold assets to be contributed by either the Company or CF&I. Assets of the Trust will include: (1) four million shares of the Company's common stock, (2) a cash contribution of $2,500 for each beneficiary of the trust, estimated to be in total $2.5 million, and (3) beginning on the effective date of the Settlement, a ten year profit participation obligation consisting of 25% of CF&I operating income, as defined, not to exceed $3 million per year for years one through five and $4 million per year for years six through ten. The beneficiaries of the Trust are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which will be effected through the new five-year collective bargaining agreement, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993
(including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50 and (4) individuals who are members of the bargaining units as of October 3, 1997 will be immediately eligible to apply for and receive qualified long-term disability ("LTD") benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes the Company's agreement to nominate a director designated by the Union on its Board of Directors, and to a broad based neutrality clause for certain of the Company's facilities in the future.


CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING

         The Company has recorded a charge of $31.1 million in the fourth quarter of 2003 related to the Settlement, the final amount of which is dependant upon the price of the Company's common stock on the effective date of the Settlement. The charge consisted of (1) $23.2 million for the value of 4 million shares of the Company's common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above. The Company will adjust the amount of the common stock charge, either up or down, for the change in the price of the common stock between December 31, 2003 and the effective date of the Settlement. The accrual for the LTD benefits may also change, as better claims information becomes available. As employees accept the early retirement benefits, the Company will record an additional charge totaling approximately $7.0 million related to these benefits. The enhancements to pension and post-retirement medical benefits for non-early retirees will be accounted for prospectively on the date at which plan amendments occur pursuant to the new five-year collective bargaining agreement in accordance with SFAS 87 and SFAS 106.


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, the Company's liquidity, comprised of cash, cash equivalents, and funds available under its $65 million revolving credit agreement ("Credit Agreement"), totaled approximately $49.7 million, compared to $89.9 million at December 31, 2002. The reduction in liquidity is primarily the result of a reduction in cash on hand of $22.2 million, a reduction in the credit facility of $10.0 million, as well as increased outstanding letters of credit of $7.8 million.

         Cash flow used in operations for 2003 was $5.0 million compared to $49.1 million of cash provided by operations in 2002. The items primarily affecting the $54.1 million decrease in operating cash flows were a) an increase of $120.4 million in net loss including non-cash transactions of (1) an impairment of fixed and other assets of $36.1 million related to the Portland Mill melt shop and the caster at the Pueblo Mill; (2) the write-off of $31.9 million of goodwill during the first quarter of 2002 resulting in a cumulative effect of change in accounting principle of $18.0 million (net of a $11.3 million tax effect and $2.6 million of minority interest); (3) estimated settlement costs of $31.1 million related to the tentative agreement with the Union, (4) an allowance for deferred income taxes of $(7.9) million in 2003 versus $9.1 million in 2002, and (5) a reduction in depreciation and amortization of $5.1 million in 2003 that resulted from the impairment charges to fixed assets (see item 1 above); and b) changes in working capital including:
(1) a decrease in inventories of $14.4 million versus an increase of $30.4 million in 2002; (2) a decrease of $6.5 million in net accounts receivable in 2003 versus a decrease of $4.6 million in 2002; (3) a $7.6 million increase in other assets in 2003 versus a $0.7 million decrease in 2002; and (4) a $14.8 million increase in operating liabilities in 2003 verses a $4.1 million increase in 2002.

         Net cash used in financing activities in 2003 was $3.3 million compared to $19.7 million used in 2002. Net cash used in financing activities during 2002 was primarily for issue costs of the Company's 10% Notes issued on July 15, 2002.

         Net working capital at December 31, 2003 decreased $44.7 million compared to December 31, 2002, reflecting a $31.8 million decrease in current assets and a $12.9 million increase in current liabilities. The decrease in current assets was primarily due to decreased cash, accounts receivable, and inventories ($22.2 million, $6.5 million, and $23.2 million, respectively). An offset to the decrease in current assets was an increase in the deferred tax asset of $11.4 million and an increase in other assets of $8.7 million. The accounts receivable turnover for the year ended December 31, 2003, as measured in average daily sales outstanding, decreased to 34 days, as compared to 35 days for the year ended December 31, 2002. The decrease was attributable to a faster turnover of product receivables from customers paying earlier in order to utilize cash discounts, and an increased effort on collections of receivables. The change in current liabilities was due primarily to accrued sales taxes for welded pipe sales of $8.4 million in 2002.

          The following table summarizes the Company's contractual obligations at December 31, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods.



                                                                         PAYMENTS DUE BY PERIOD
                                                        ---------------------------------------------------------
                                                                    LESS THAN                            MORE THAN
    CONTRACTUAL OBLIGATIONS                                 TOTAL   1 YEAR       1-3 YEARS   3-5 YEARS    5 YEARS
    -----------------------                                 -----   ---------    ---------   ---------    -------
                                                                              (IN THOUSANDS)
    Long-term debt FN1                                   $305,000       $   -      $   -       $   -     $305,000
    Capital lease obligations
                                                              814         315        499           -            -
    Operating lease obligations
                                                           46,476       4,830      9,342       9,043       23,261
    Purchase obligations FN2                               25,592                                          10,462
                                                                        3,456      5,962       5,712
    Electric arc furnace improvements FN3                  22,632       8,615     14,017           -            -
    Pension obligations                                      FN6          471        FN4         FN4          FN4
    Other post-retirement benefits FN5                       FN6        1,300      1,300       1,300          FN5


 ---------------------------
    FN1 Principal payments on the Company's 10% Notes due 2009. See Note 6 to the Consolidated Financial Statements.
    FN2 Includes minimum electricity purchase commitment, and oxygen supply contracts where the future amounts are estimated based on current prices. See Note 16 to the Consolidated Financial Statements.
    FN3 Amounts required to satisfy the CDPHE settlement and the EPA action. These amounts are to be expended over a 16 month period after approval of the PSD air permit.
    FN4 The Company's obligation is limited to the next year's minimum current ERISA obligation. It is not possible to determine the future ERISA minimum required contributions beyond 2004.
    FN5 The Company has estimated the future obligations based upon the recent history of benefits paid. Amounts in excess of 5 years cannot be reliably estimated.
    FN6 Totals cannot be determined because future obligations cannot be determined.



         As of December 31, 2003, principal payments on debt are due as follows (in thousands):

                2004                                                 -
                2005-2008                                            -
                2009                                           305,000
                                                              --------
                                                              $305,000
                                                              ========


         On July 15, 2002, the Company issued $305 million of 10% Notes at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem the Company's 11% Notes, (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Company (exclusive of Camrose), excluding accounts receivable, inventory, and certain other assets. As of December 31, 2003, the Company had outstanding $305.0 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company's net income, as defined. Under these restrictions, there was no amount available for cash dividends at December 31, 2003. New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain assets of the Company and the Guarantors, excluding accounts receivable, inventory, and certain other assets.

         As of December 31, 2003, the Company maintained a Credit Agreement, which will expire on June 30, 2005. At December 31, 2003, $5.0 million was restricted under the Credit Agreement, $16.0 million was restricted under the outstanding letters of credit, and $43.8 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.50%. During the year, short-term borrowings ranged from zero to $17 million, at an interest rate of approximately 5%. As of December 31, 2003, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the average interest rate for the Credit Agreement would have been 5.0%. The unused line fees were 0.75%. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. The Company cannot pay cash dividends without prior approval from the lenders. At December 31, 2003, the Company was in compliance with the Credit Agreement covenants.

         Camrose maintains a CDN $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2005. As of December 31, 2003, the interest rate of this facility was 4.5%. Annual commitment fees are 0.25% of the unused portion of the credit line. At December 31, 2003, there was no outstanding balance due under the credit facility. At December 31, 2003, Camrose was in compliance with the revolving credit facility covenants.

The Company expects to ship approximately 1.7 million tons of product during 2004. The Oregon Steel Division anticipates that it will ship approximately 590,000 tons of plate and coil products, approximately 230,000 tons of welded pipe, and approximately 50,000 tons of structural tube during 2004. The product mix, in terms of tons, is expected to be at 68% of plate and coil, 26% of welded pipe, and 6% of structural tube in 2004. Selling prices for the Company's plate and coil products are expected to increase in 2004, which will have a positive impact on the division's operating income. The RMSM Division anticipates that it will ship approximately 370,000 tons of rail, and approximately 470,000 tons of rod and bar products. Seamless pipe shipments will be dependent on market conditions in the drilling industry. The Company anticipates that product category average selling prices in 2004 will be higher than those of 2003, although higher raw material and energy costs are expected to somewhat reduce the positive impact of higher selling prices on the operating income for the division. Accordingly, the Company expects consolidated operating income to be higher in 2004 versus 2003. The Company expects liquidity to remain adequate through 2004 unless there is a substantial negative change in overall economic markets.

NEW ACCOUNTING PRONOUNCEMENTS

         See Note 2, in Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements."

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

INTEREST RATE RISK

         Sensitivity analysis was used to determine the potential impact that market risk exposure may have on the fair values of the Company's financial instruments, including debt and cash equivalents. The Company has assessed the potential risk of loss in fair values from hypothetical changes in interest rates by determining the effect on the present value of the future cash flows related to these market sensitive instruments. The discount rates used for these present value computations were selected based on market interest rates in effect at December 31, 2003, plus or minus 10%.

          All of the Company's debt is fixed-rate debt. A hypothetical 10% decrease in interest rates with all other variables held constant would result in an increase in the fair value of the Company's fixed-rate debt by $17.7 million. A hypothetical 10% increase in interest rates with all other variables held constant would result in a decrease in the fair value of the Company's fixed-rate debt by $16.4 million. The fair value of the Company's fixed-rate debt was estimated by considering the impact of the hypothetical interest rates on quoted market prices and current yield. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because the Company intends to hold these obligations to maturity unless the Company elects to repurchase its outstanding debt securities at prevailing market prices.


FOREIGN CURRENCY RISK

         In general, the Company uses a single functional currency for all receipts, payments and other settlements at its facilities. Occasionally, transactions will be denominated in another currency and a foreign currency forward exchange contract is used to hedge currency gains and losses; however, at December 31, 2003, the Company did not have any open forward contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                      QUARTERLY FINANCIAL DATA - UNAUDITED


                                 ---------------------------------------------- ---------------------------------------------------
                                                     2003                                            2002
                                 ---------------------------------------------- ---------------------------------------------------
                                    4TH          3RD          2ND          1ST          4TH          3RD         2ND          1ST
                                    ---          ---          ---          ---          ---          ---         ----         ---
                                                            (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

Sales                              $168.9       $188.8       $189.9       $175.7       $240.1       $234.5      $231.3       $199.1
Cost of sales                       165.3        188.8        189.9        169.6        210.1        199.0       197.4        177.4
Gross profit                          3.6           --           --          6.1         30.0         35.5        33.9         21.7
Operating income (loss) FN1         (38.5)       (12.8)       (48.6)        (6.6)        15.0         19.8        17.0          8.1
Loss before extraordinary
items and cumulative effect of
change in accounting principle
                                    (44.2)       (20.9)       (51.9)        (9.0)         3.3          5.1         5.2         (0.1)
Net income (loss)  FN2              (44.2)       (20.9)       (51.9)        (9.0)         3.3          4.0         5.2        (18.1)
Basic income (loss) per share:
Before extraordinary  items
and cumulative effect of
change in accounting principle     $(1.67)      $(0.79)      $(1.97)      $(0.34)       $0.13        $0.19       $0.20       $(0.01)
Net income                         $(1.67)      $(0.79)      $(1.97)      $(0.34)       $0.13        $0.15       $0.20       $(0.69)
Diluted income (loss) per
share:
Before extraordinary items
and cumulative effect of
change in accounting principle
                                   $(1.67)    $(0.79)        $(1.97)      $(0.34)       $0.13        $0.19       $0.20       $(0.01)
Net income                         $(1.67)    $(0.79)        $(1.97)      $(0.34)       $0.13        $0.15       $0.20       $(0.69)

Dividends declared per
   common share                        $-         $-             $-           $-           $-           $-          $-           $-
Common stock price per
   share range:
      High                          $6.02      $3.55          $3.50        $4.07        $6.50        $7.46       $8.13        $7.60
      Low                           $2.95      $2.53          $2.11        $2.08        $3.81        $5.62       $5.00        $4.70
Average shares and equivalents
 outstanding:
       Basic                         26.4       26.4           26.4         26.4         26.4         26.4        26.4         26.4
       Diluted                       26.5       26.5           26.4         26.4         26.5         26.7        26.7         26.4

-----------------
FN1  Includes $36.1 million in asset impairment charges in the 2nd quarter of
     2003, and $31.1 million for labor dispute settlement charges in the 4th quarter of 2003.

FN2 Includes $17.9 million cumulative effect of change in accounting principle net of tax, net of minority interests for the write off of goodwill in the 1st quarter of 2002.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Oregon Steel Mills, Inc.:

We have audited the accompanying consolidated balance sheet of Oregon Steel Mills, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oregon Steel Mills, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Portland Oregon
March 5, 2004

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Oregon Steel Mills, Inc.

         In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(iii) present fairly, in all material respects, the financial position of Oregon Steel Mills, Inc. and its subsidiaries (the "Company") at December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(iv) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 7 to the financial statements, the Company changed its method of accounting for goodwill in 2002.


/s/ PricewaterhouseCoopers
Portland, OR
March 3, 2003



                                      OREGON STEEL MILLS, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                                  AS OF DECEMBER 31,
                                                                        ---------------------------------------
                                                                          2003           2002            2001
                                                                        ---------      ---------      ---------
                                                  ASSETS
  Current assets:
        Cash and cash equivalents                                       $   5,770      $  28,008      $  12,278
        Trade accounts receivable, less allowance for
         doubtful accounts of $3,665, $4,346 and $4,299                    78,026         84,547         89,132
        Inventories                                                       139,623        162,834        132,402
        Deferred tax asset                                                 19,545          8,109         17,998
        Other                                                              15,596          6,922          7,259
                                                                        ---------      ---------      ---------
            Total current assets                                          258,560        290,420        259,069
  Property, plant and equipment:
        Land and improvements                                              33,337         30,936         30,177
        Buildings                                                          54,144         52,653         52,463
        Machinery and equipment                                           817,053        793,537        787,156
        Construction in progress                                           13,654         17,444          9,644
                                                                        ---------      ---------      ---------
                                                                          918,188        894,570        879,440
        Accumulated depreciation                                         (440,607)      (371,192)      (328,386)
                                                                        ---------      ---------      ---------
            Net property, plant and equipment                             477,581        523,378        551,054
        Goodwill                                                              520            520         32,384
        Intangibles, net                                                   11,803         12,377         12,661
        Other assets                                                       15,514         17,625         14,408
                                                                        ---------      ---------      ---------
                  TOTAL ASSETS                                          $ 763,978      $ 844,320      $ 869,576
                                                                        =========      =========      =========
                                              LIABILITIES
  Current liabilities:
        Current portion of long-term debt                               $      --      $      --      $   9,464
        Short-term debt                                                        --             --         61,638
        Accounts payable                                                   83,310         58,283         81,270
        Accrued expenses                                                   48,523         60,616         44,552
                                                                        ---------      ---------      ---------
            Total current liabilities                                     131,833        118,899        196,924

  Long-term debt                                                          301,832        301,428        233,542
  Deferred employee benefits                                               49,887         44,366         32,760
  Labor dispute settlement                                                 27,844             --             --
  Environmental liability                                                  28,317         30,482         31,350
  Deferred income taxes                                                    20,442         16,895         29,102
                                                                        ---------      ---------      ---------
            Total liabilities                                             560,155        512,070        523,678
                                                                        ---------      ---------      ---------
  Minority interests                                                       16,571         25,260         27,312
                                                                        ---------      ---------      ---------
  Contingencies (Note 16)
                                        STOCKHOLDERS' EQUITY
  Capital stock:
  Preferred Stock, par value $.01 per share; 1,000 shares
    authorized; none issued                                                    --             --             --
  Common stock, par value $.01 per share; authorized 45,000 shares;
  26,398, 25,790 and 25,787 shares issued and outstanding                     264            258            258
  Additional paid-in capital                                              227,703        227,639        227,618
  Retained earnings (accumulated deficit)                                 (26,339)        99,610        105,218
  Accumulated other comprehensive loss:
        Cumulative foreign currency translation adjustment                 (3,473)        (8,851)        (9,003)
        Minimum pension liability                                         (10,903)       (11,666)        (5,505)
                                                                        ---------      ---------      ---------
            Total stockholders' equity                                    187,252        306,990        318,586
                                                                        ---------      ---------      ---------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 763,978      $ 844,320      $ 869,576
                                                                        =========      =========      =========

                 The accompanying notes are an integral part of the consolidated financial statements.


                                               OREGON STEEL MILLS, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------------
                                                                2003                 2002                 2001
                                                                ----                 ----                 ----
SALES
      Product sales                                         $ 684,413            $ 850,497            $ 706,987
      Freight                                                  38,884               54,453               54,804
      Electricity sales                                            --                   --               19,096
                                                            ---------            ---------            ---------
                                                              723,297              904,950              780,887
COSTS AND EXPENSES:
      Cost of sales                                           713,601              783,940              694,941
      Fixed and other asset impairment charges                 36,113                   --                   --
      Labor dispute settlement charges                         31,089                   --                   --
      Selling, general and administrative expenses             50,477               58,600               64,300
      Settlement of litigation                                     --                   --               (3,391)
      Gain on sale of assets                                   (1,835)              (1,283)                 (10)
      Incentive compensation                                      354                3,761                  244
                                                            ---------            ---------            ---------
                                                              829,799              845,018              756,084
                                                            ---------            ---------            ---------
              Operating income (loss)                        (106,502)              59,932               24,803
OTHER INCOME (EXPENSE):
      Interest expense                                        (33,620)             (36,254)             (35,595)
      Minority interests                                        6,108               (3,036)                (339)
      Other income, net                                         1,448                  961                3,044
                                                            ---------            ---------            ---------
              Income (loss) before income taxes              (132,566)              21,603               (8,087)
INCOME TAX BENEFIT (EXPENSE)                                    6,617               (9,244)               2,159
                                                            ---------            ---------            ---------
Income (loss) before cumulative effect of
      change in accounting principle                         (125,949)              12,359               (5,928)
Cumulative effect of change in accounting principle,
      net of tax of $11,264, net of minority
      interest of $2,632                                           --              (17,967)                  --
                                                            ---------            ---------            ---------
NET LOSS                                                    $(125,949)           $  (5,608)           $  (5,928)
                                                            =========            =========            =========
BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) before cumulative effect of
      change in accounting principle                        $   (4.77)           $    0.47            $   (0.22)
Cumulative effect of change in accounting
      principle                                                    --                (0.68)                  --
                                                            ---------            ---------            ---------
          Net loss per share                                $   (4.77)           $   (0.21)           $   (0.22)
                                                            =========            =========            =========
DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) before cumulative effect of
      change in accounting principle                        $   (4.77)           $    0.47            $   (0.22)
Cumulative effect of change in accounting
      principle                                                    --                (0.67)                  --
                                                            ---------            ---------            ---------
          Net loss per share                                $   (4.77)           $   (0.20)           $   (0.22)
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




                                                   OREGON STEEL MILLS, INC.
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                        (IN THOUSANDS)

                                                                                   RETAINED       ACCUMULATED
                                                                  ADDITIONAL       EARNINGS          OTHER
                                             COMMON STOCK           PAID-IN        (ACCUMULATED    COMPREHENSIVE
                                             ------------
                                       SHARES         AMOUNT        CAPITAL        DEFICIT)           LOSS           TOTAL
                                     ------------   -----------   ------------   --------------   -------------   -------------

Balances, December 31, 2000               25,777         $ 258      $ 227,584        $ 111,146        $ (7,343)       $331,645
     Net loss                                                                           (5,928)                         (5,928)
     Foreign currency translation
     adjustment                                                                                         (1,660)         (1,660)
     Minimum liability adjustment
     (Note 11)                                                                                          (5,505)         (5,505)
                                                                                                                  -------------
     Comprehensive loss                                                                                                (13,093)

     Issuance of common stock                 10                           34                                               34
                                     ------------   -----------   ------------   --------------   -------------   -------------
BALANCES, DECEMBER 31, 2001               25,787         $ 258       $227,618        $ 105,218       $ (14,508)       $318,586

     Net loss                                                                           (5,608)                         (5,608)
     Foreign currency translation
     adjustment                                                                                            152             152
     Minimum liability adjustment
     (Note 11)                                                                                          (6,161)         (6,161)
                                                                                                                  -------------
     Comprehensive loss                                                                                                (11,617)

     Tax benefit on stock options                                          15                                               15
     Issuance of common stock                  3                            6                                                6
                                     ------------   -----------   ------------   --------------   -------------   -------------
BALANCES, DECEMBER 31, 2002               25,790         $ 258      $ 227,639         $ 99,610       $ (20,517)      $ 306,990

     Net loss                                                                         (125,949)                       (125,949)
     Foreign currency translation
     adjustment                                                                                          5,378           5,378
     Minimum liability adjustment
     (Note 11)                                                                                             763             763
                                                                                                                  -------------
     Comprehensive loss                                                                                               (119,808)

     Tax benefit on stock options                                           4                                                4
     Issuance of common stock                608             6             60                                               66
                                     ------------   -----------   ------------   --------------   -------------   -------------
BALANCES, DECEMBER 31, 2003               26,398         $ 264      $ 227,703        $ (26,339)      $ (14,376)       $187,252
                                     ============   ===========   ============   ==============   =============   =============


                    The accompanying notes are an integral part of the consolidated financial statements.


                                             OREGON STEEL MILLS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                                              YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------
                                                                      2003             2002            2001
                                                                      ----             ----            ----
Cash flows from operating activities:
     Net loss                                                      $(125,949)      $  (5,608)      $  (5,928)
     Adjustments to reconcile net loss to net cash
         provided (used) by operating activities:
            Depreciation and amortization                             40,809          45,868          46,097
            Write off of goodwill                                         --          17,967              --
            Fixed and other asset impairment charges                  36,113
            Labor dispute settlement charges                          31,089
            Deferred income taxes, net                                (7,889)          9,104          (4,415)
            Gain on sale of assets and investments                    (1,835)         (1,283)            (10)
            Minority interests' share of income (loss)                (6,108)          3,036             339
            Other, net                                                 1,841             394          (1,227)
         Changes in current assets and liabilities:
                Trade accounts receivable                              6,521           4,585           2,017
                Inventories                                           14,381         (30,432)         (2,601)
                Income taxes                                            (115)            609            (134)
                Operating liabilities                                 14,754           4,076          17,963
                Other                                                 (7,651)            733          (2,571)
                                                                   ---------       ---------       ---------
            NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          (5,039)         49,049          49,530
                                                                   ---------       ---------       ---------
Cash flows from investing activities:
     Additions to property, plant and equipment                      (19,754)        (18,246)        (12,933)
     Proceeds from disposal of property and equipment                  1,908           1,287             114
     Other, net                                                          796           3,201           1,014
                                                                   ---------       ---------       ---------
            NET CASH USED BY INVESTING ACTIVITIES                    (17,050)        (13,758)        (11,805)
                                                                   ---------       ---------       ---------
Cash flows from financing activities:
     Net borrowings (repayments) under Canadian bank
         revolving loan facility                                          --            (223)         (1,530)
     Proceeds from bank debt                                          92,093        435,061         732,476
     Payments on bank and long term debt                             (92,173)       (513,734)       (755,613)
     Deferred credit facility financing costs                           (300)         (1,890)             --
     Redemption of 11% notes due 2003                                     --        (228,250)             --
     Issuance of 10% notes due 2009                                       --         301,255              --
     Debt issuance costs                                                  --          (9,903)             --
     Issue common stock                                                   66               6              34
     Minority share of subsidiary's distribution                      (2,953)         (2,035)         (2,524)
                                                                   ---------       ---------       ---------
            NET CASH USED BY FINANCING ACTIVITIES                     (3,267)        (19,713)        (27,157)
                                                                   ---------       ---------       ---------

Effects of foreign currency exchange rate changes on cash              3,118             152          (1,660)
                                                                   ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                 (22,238)         15,730           8,908
Cash and cash equivalents at the beginning of year                    28,008          12,278           3,370
                                                                   ---------       ---------       ---------
Cash and cash equivalents at the end of year                       $   5,770       $  28,008       $  12,278
                                                                   =========       =========       =========

Supplemental disclosures of cash flow information:
   Cash paid for:
   -------------

      Interest                                                     $  31,342       $  18,341       $  27,149
      Income taxes                                                 $   1,780       $     243       $     427
   Non Cash Activities:
   -------------------

      Interest applied to loan balance                             $      80       $   2,499       $   6,394

               The accompanying notes are an integral part of the consolidated financial statements

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include all wholly-owned and those majority-owned subsidiaries over which the Company exerts management control. Non-controlled majority-owned subsidiaries and affiliates are accounted for using the equity method. Material wholly-owned and majority-owned subsidiaries of the Company are Camrose Pipe Corporation ("CPC"), dba Columbia Structural Tubing ("CST") and through ownership in another corporation holds a 60% interest in Camrose Pipe Company ("Camrose"), and 87% owned New CF&I, Inc. ("New CF&I") which owns a 95.2% interest in CF&I Steel, LP
("CF&I"). The Company also owns directly an additional 4.3% interest in CF&I. In January 1998, CF&I assumed the trade name of Rocky Mountain Steel
Mills ("RMSM"). All significant inter-company transactions and account balances have been eliminated.

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

REVENUE RECOGNITION

         The Company recognizes revenues when title passes, the earnings process is substantially complete, and the Company is reasonably assured of the collection of the proceeds from the exchange, all of which generally occur either upon shipment of the Company's products or delivering of the product at the destination specified by customer.

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

INVENTORY

         The Company's inventory consists of raw materials, semi-finished, finished products and operating stores and supplies. At December 31, 2003, inventory was approximately $139.6 million. Effective January 1, 2003, the Company changed the method of computing the market valuation of inventories in applying the lower of manufacturing cost or market (LCM) accounting policy. Under the new accounting method, the Company evaluates the market value of its inventory for potential LCM write-downs at the product group level. The Company believes this change is preferable because it better reflects a more precise measure of expense in the period in which an impairment in value is identified. As of December 31, 2003, the Company recognized approximately $0.9 million of LCM charges. Under the Company's past practices, there would not have been an impairment charge during this period. Manufacturing cost is determined using the average cost method.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost, including capitalized interest during construction of $1,169,000, $874,000 and $683,000 in 2003, 2002
and 2001, respectively. Depreciation is determined using principally the straight-line and the units of production methods over the estimated useful lives of the assets. The original cost of machinery, which is being depreciated using the units of production method, is approximately $244 million. Total finished goods production for the years ended 2003, 2002 and 2001 were 1,840,000 tons, 2,184,000 tons and 1,942,000 tons, respectively. The estimated useful lives of most of the Company's operating machinery and equipment are from 20 to 30 years. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Maintenance and repair expense for 2003, 2002 and 2001 were $58.1 million, $68.0 million and $53.5 million, respectively. Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in results of operations.

GOODWILL AND INTANGIBLE ASSETS

         The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," effective January 1, 2002. As required under the transitional accounting provisions of SFAS No. 142, the Company completed the steps required to identify and measure goodwill impairment at each reporting unit. The reporting units were measured for impairment by comparing implied fair value of the reporting units' goodwill with the carrying amount of the goodwill. As a result, the entire goodwill at CF&I was written off in the amount of $31.9 million, and a net charge of $18.0 million (after tax and minority interest) was recognized as a cumulative effect of a change in accounting principle during the first quarter of 2002. In accordance with SFAS No. 142, goodwill is no longer amortized, but is reviewed at least annually for impairment. Intangible assets consisted of proprietary technology and waer rights at CF&I, presented at cost, net of accumulated amortization. The proprietary technology is amortized over their estimated useful lives of sixteen years using the straight-line method and the water rights are considered indefinite-lived.

IMPAIRMENT OF LONG-LIVED ASSETS

         When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company then considers estimated fair market value versus carrying value in determining any potential impairment. Impairment charges of $36.1 million were recorded in the second quarter of 2003 related to the impairment of melt shop and other assets at the Portland and Pueblo Mills, as discussed in Note 17 to the Consolidated Financial Statements.

INCOME TAXES

         Deferred income taxes are provided for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when it is estimated to be more likely than not that some portion of the deferred tax assets will not be realized.

FINANCIAL INSTRUMENTS

         The Company uses foreign currency forward exchange contracts occasionally to reduce its exposure to fluctuations in foreign currency exchange rates. Gains and losses on these contracts are deferred and recognized in income as part of the related transaction. As of December 31, 2003, no such contracts were outstanding.

FOREIGN CURRENCY TRANSLATION

         Assets and liabilities subject to foreign currency fluctuations are translated into U.S. dollars at the period-end exchange rate, and revenue and expenses are translated at average rates for the period. Translation adjustments are included in "accumulated other comprehensive income," a separate component of stockholders' equity.

DERIVATIVE FINANCIAL INSTRUMENTS

         Effective January 1, 2001, the Company adopted SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which requires that all derivative instruments be recorded on the balance sheet at fair value. The adoption of SFAS No. 133 did not have material effect on the Company's results of operations or its financial position. The Company did not have any derivative financial instruments outstanding at the time of adoption. See disclosure regarding Financial Instruments in Note 8 to the Consolidated Financial Statements.

STOCK OPTION PLANS

         In 2000, the Company adopted the 2000 Nonqualified Stock Option Plan (the "Plan"). The Plan authorizes the Board of Directors, or a committee appointed by the Board of Directors, to grant options to certain executives and management personnel. 1,000,000 shares of the Company's $.01 par value common stock are issuable under the Plan.

         In 2002, the Company adopted the 2002 Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan authorizes the Board of Directors to grant options to individuals who are Non-Employee Directors. 150,000 shares of the Company's $.01 par value common stock are issuable under the Director Plan.

         The Company accounts for the stock option plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." The Company provides pro forma net income (loss) and pro forma earnings (loss) per share disclosure prescribed by SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." The Company currently discloses the effects of stock-based employee compensation and does not intend to voluntarily change to the alternative accounting principle prescribed in SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE." The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:


                                                                              YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------
                                                                        2003               2002           2001
                                                                     ----------         --------        --------
                                                                       (In thousands except per share amounts)

Net loss, as reported                                                $(125,968)         $(5,608)        $(5,928)
Add: compensation expense included in net loss                              33               --              --
Deduct: total stock-based compensation expense determined
   under fair value based method for all awards, net
   of related tax effects                                                 (223)            (184)           (490)
                                                                     ---------          -------         -------
Pro forma net loss                                                   $(126,158)         $(5,792)        $(6,418)
                                                                     =========          =======         =======

Loss per share:
      Basic - as reported                                               $(4.77)          $(0.21)         $(0.22)
      Basic - pro forma                                                  (4.78)           (0.22)          (0.24)

      Diluted - as reported                                             $(4.77)          $(0.20)         $(0.22)
      Diluted - pro forma                                                (4.78)           (0.21)          (0.24)



NET INCOME (LOSS) PER SHARE

         Basic earnings per share ("EPS") is determined using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all stock options granted were exercised at the beginning of the period.

         For purposes of computing diluted EPS, stock options with an exercise price that exceeded the average fair market value of the common stock for the period were excluded from the diluted weighted average number of common shares. In addition, common stock equivalent shares are excluded from the EPS computation if their effect is antidilutive.


SEGMENT REPORTING

          In accordance with the criteria of SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," the Company operates in a single reportable segment, the steel industry. All of the products of the Company are steel products in finished or semi-finished form. Production is the standard "mini-mill" process where electric arc furnaces are used to melt scrap and other metallics. Liquid steel is cast and cooled, then reheated for additional forming. These processes occur at different locations, but are not dissimilar. The Company markets and sells the majority of its products through its own sales organization to customers primarily in the transportation, construction, or oil and gas industries. The Company distributes product at various locations in the United States and Canada, and as appropriate, through foreign sales agents.

         The Company currently has two aggregated operating divisions: the Oregon Steel Division and RMSM Division (see Note 3 for geographic disclosure).

SHIPPING AND HANDLING COST

         All shipping billed to customers is recorded as revenue with the related cost being recorded under cost of sales. Internal handling costs incurred to store, move, or prepare goods for shipment are recorded under Selling, General, and Administration expenses. For the years of 2003, 2002, and 2001, internal handling costs were $12.3 million, $17.7 million and $17.6 million, respectively.

RECLASSIFICATIONS

         Certain reclassifications have been made in prior years to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement requires that the Company record a liability for the fair value of an asset retirement obligation when the Company has a legal obligation to remove the asset. SFAS No. 143 is effective for the Company beginning January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the consolidated financial statements.

          In May 2002, the FASB issued SFAS No. 145, "RECISSION OF FAS NOS. 4, 44, AND 64, AMENDMENT OF FAS 13, AND TECHNICAL CORRECTIONS." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. In mid-July 2002, the Company refinanced its credit facility and redeemed its 11% First Mortgage Notes due 2003, resulting in a $1.1 million extraordinary loss, net of taxes, on the early extinguishment of debt. The amount recognized consisted primarily of the write-off of unamortized fees and expenses. The adoption of SFAS 145 by the Company in 2003 caused a 2002 reclassification of the extraordinary loss from extinguishment of debt to interest expense.

         In November 2002, the FASB issued Interpretation No. ("FIN") 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the year ending December 31, 2002, which expand the disclosures required by a guarantor about its obligations under a guarantee. The Company will record the fair value of future material guarantees, if any.

         In January 2003, the FASB issued FIN 46 (revised December 2003), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51," ("FIN 46R") which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after March 31, 2004. Since no variable interest entities have been created since January 31, 2003, the application of FIN 46R had no effect on the Company's financial position and results of operations at December 31, 2003. The Company is currently evaluating the impact of adoption of FIN 46R on the financial position and results of operations for its existing variable interest entities.

         In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150 changes the accounting for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the consolidated financial statements.

         In December 2003, the FASB issued SFAS No. 132 (revised), "EMPLOYER'S DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirement contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally is effective for fiscal years ending after December 15, 2003. The company discloses the requirements of SFAS No. 132 (revised) in Note 15 to the Consolidated Financial Statements.



3. GEOGRAPHIC INFORMATION

         Geographical information was as follows:

                                          2003           2002          2001
                                         --------      --------      --------
                                                    (IN THOUSANDS)
Sales from External Customers:
    United States                        $686,995      $883,462      $729,707
    Canada FN1                             36,302        21,488        51,180
                                         --------      --------      --------
                                         $723,297      $904,950      $780,887
                                         ========      ========      ========
Sales by Division:
    Oregon Steel Division                $367,365      $575,243      $470,098
    RMSM Division                         355,932       329,707       310,789
                                         --------      --------      --------
                                         $723,297      $904,950      $780,887
                                         ========      ========      ========
Assets by Location:
    United States                        $729,875      $804,021      $792,798
    Canada                                 32,738        38,673        31,670
                                         --------      --------      --------
                                         $762,613      $842,694      $824,468
                                         ========      ========      ========
Assets by Division:
    Oregon Steel Division                $474,548      $534,203      $528,274
    RMSM Division                         288,065       308,491       296,194
                                         --------      --------      --------
                                         $762,613      $842,694      $824,468
                                         ========      ========      ========

-------------------------

FN1 Sales attributed to Canada are earned by the Camrose Pipe Mill, which is domiciled there. Revenues attributed to other countries are insignificant.

4.       INVENTORIES

         Inventories were as follows at December 31:

                                         2003           2002           2001
                                         ----           ----           ----
                                                    (IN THOUSANDS)

Raw materials                          $  5,214       $  6,959       $ 11,419
Semi-finished product                    55,864         63,431         51,777
Finished product                         49,478         56,997         41,201
Stores and operating supplies            29,067         35,447         28,005
                                       --------       --------       --------
     Total inventory                   $139,623       $162,834       $132,402
                                       ========       ========       ========

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable includes book overdrafts of $9.2 million and $5.1 million at December 31, 2003 and 2001, respectively.

         Accrued expenses consist of the following:

                                            2003        2002        2001
                                            ----        ----        ----
                                                   (IN THOUSANDS)

Accrued interest                          $14,190     $14,192     $ 1,896
Accrued payroll and benefits               13,379      15,021      11,277
Accrued payables and expenses               6,622      12,046      12,466
Accrued labor dispute settlement            3,287          --          --
Accrued defined benefit plan and
  post-retirement obligations               2,135       2,492      12,079
Accrued sales taxes                             5       8,381         307
Other                                       8,905       8,476       6,527
                                          -------     -------     -------
     Total accrued expenses               $48,523     $60,616     $44,552
                                          =======     =======     =======


6. DEBT, FINANCING ARRANGEMENTS AND LIQUIDITY

         Debt balances were as follows at December 31:


                                                          2003             2002             2001
                                                          ----             ----             ----
                                                                      (IN THOUSANDS)

      11% First Mortgage Notes due 2003 ("11% Notes")     $      --      $      --        $ 228,250
      10% First Mortgage Notes due 2009 ("10% Notes")       305,000        305,000               --
      Revolving credit facility                                  --             --           61,638
      CF&I acquisition term loan                                 --             --           14,536
      Camrose revolving bank loan                                --             --              220
                                                          ---------      ---------        ---------
                                                            305,000        305,000          304,644
      Less unamortized discount on 10% Notes                 (3,168)        (3,572)              --
      Less current maturities and short-term debt                --             --          (71,102)
                                                          ---------      ---------        ---------
           Non-current maturity of long-term debt         $ 301,832      $ 301,428        $ 233,542
                                                          =========      =========        =========



         On July 15, 2002, the Company issued $305 million of 10% Notes at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem the Company's 11% Notes, (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Company (exclusive of Camrose), excluding accounts receivable, inventory, and certain other assets. As of December 31, 2003, the Company had outstanding $305.0 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company's net income, as defined. Under these restrictions, there was no amount available for cash dividends at December 31, 2003. New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain assets of the Company and the Guarantors, excluding accounts receivable, inventory, and certain other assets.

         As of December 31, 2003, the Company maintained a Credit Agreement, which will expire on June 30, 2005. At December 31, 2003, $5.0 million was restricted under the Credit Agreement, $16.0 million was restricted under the outstanding letters of credit, and $43.8 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.50%. During the year, short-term borrowings ranged from zero to $17 million, at an interest rate of approximately 5%. As of December 31, 2003, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the average interest rate for the Credit Agreement would have been 5.0%. The unused line fees were 0.75%. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit

Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. The Company cannot pay cash dividends without prior approval from the lenders. At December 31, 2003, the Company was in compliance with the Credit Agreement covenants.

         Camrose maintains a CDN $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2005. As of December 31, 2003, the interest rate of this facility was 4.5%. Annual commitment fees are 0.25% of the unused portion of the credit line. At December 31, 2003, there was no outstanding balance due under the credit facility. At December 31, 2003, Camrose was in compliance with the revolving credit facility covenants.

      As of December 31, 2003, principal payments on debt are due as follows (in thousands):

                2004                                  -
                2005-2008                             -
                2009                            305,000
                                                -------
                                                305,000
                                                =======


7. GOODWILL AND INTANGIBLE ASSETS

         Effective January 1, 2002, the Company adopted SFAS No.142, "GOODWILL AND OTHER INTANGIBLE ASSETS." As part of this adoption, the Company ceased amortizing all goodwill and assessed goodwill for possible impairment. As an initial step, the Company tested goodwill impairment within its two business units - the Oregon Steel Division and the RMSM Division. These two business units qualify as reporting units in that they are one level below the Company's single reportable segment (as defined in SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION"). The aggregation of these reporting units, under SFAS No. 131, is appropriate given that both business units operate in a single reportable segment, the steel industry.

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

         Additionally, pursuant to SFAS No. 142, the Company completed its reassessment of finite and indefinite intangible asset lives, which consists of proprietary technology and water rights at the RMSM Division. Based on this reassessment, no adjustment was needed on the proprietary technology or the water rights. The Company does not have any other acquired intangible assets, whether finite or indefinite lived assets.

         Listed below are details of the goodwill and intangibles of the Company, including a schedule of what adjusted earnings per share would have been if amortization had not taken place for the year ended December 31, 2001.

         The following adjusts reported net loss and loss per share to exclude goodwill amortization for the year ended December 31,2001:

                                                                    2001
                                                                    ----
                                                               (IN THOUSANDS)

Goodwill amortization                                             $(1,036)
                                                                  =======

Net loss                                                           (5,928)
Add back:  Goodwill amortization,
    net of tax, net of minority interest                              582
                                                                  -------
Adjusted net loss                                                 $(5,346)
                                                                  =======

Basic loss per share                                              $ (0.22)
Add back:  Goodwill amortization,
    net of tax, net of minority interest                          $  0.02
                                                                  -------
Adjusted basic income (loss) per share                            $ (0.20)
                                                                  =======

Diluted income (loss) per share                                   $ (0.22)
Add back:  Goodwill amortization,
    net of tax, net of minority interest                          $  0.02
                                                                  -------
Adjusted diluted income (loss) per share                          $ (0.20)
                                                                  =======


         The carrying amount of intangible assets and the associated amortization expenses are as follows:

                                                 AS OF DECEMBER 31, 2003
                                          -------------------------------------
                                          GROSS CARRYING         ACCUMULATED
                                            AMOUNT               AMORTIZATION
                                          --------------         ------------
                                                      (IN THOUSANDS)
    AMORTIZED INTANGIBLE ASSETS:
         Proprietary technology FN1           $ 1,653                $(808)
         Water rights FN2                     $11,523                $(565)

    AGGREGATE AMORTIZATION EXPENSE:             2003                  2002
    -------------------------------             ----                  ----
         For the year ended                     $116                 $ 122

    ESTIMATED AMORTIZATION EXPENSE:
        For the year ended 12/31/04             $110
        For the year ended 12/31/05             $110
        For the year ended 12/31/06             $110
        For the year ended 12/31/07             $110

FN1 Weighted average amortization period is 16 years.
FN2 In accordance with SFAS 142, the Company ceased amortization in 2001

8. FAIR VALUES OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments were as follows as of December 31:

                                                  2003                           2002                         2001
                                       ---------------------------     -------------------------   ----------------------------
                                           CARRYING       FAIR             CARRYING        FAIR       CARRYING        FAIR
                                            AMOUNT        VALUE             AMOUNT         VALUE       AMOUNT         VALUE
                                       ------------- -------------     ------------- -----------   ------------   ------------
                                                                               (IN THOUSANDS)
Cash  and cash equivalents                 $5,770         $5,770           $28,008       $28,008      $12,278        $12,278
Short-term debt                                --             --                --            --       61,638         61,959
Long-term debt, including
     current portion                      301,832        287,129           301,428       284,023      243,006        233,834

         The carrying amounts of cash or cash equivalents approximate fair value due to their nature. The fair value of short-term debt and long-term debt, including current portion, is estimated based on quoted market prices or by discounting future cash flows based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

         On limited occasions, the Company uses foreign currency forward exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. Such contracts are typically short-term in duration and relate to specific transactions. At December 31, 2003, the Company had no open forward exchange contracts. During 2003, 2002, and 2001, the use of such contracts has been minimal.


9. INCOME TAXES

         The geographical components of income (loss) before income taxes are summarized below:

                                             2003          2002          2001
                                          ----------    ---------     ----------
                                                     (IN THOUSANDS)
U.S.                                      $(131,495)    $  19,162     $ (10,089)
Non-U.S., principally Canada                 (1,071)        2,441         2,002
                                          ---------     ---------     ---------
      Total income (loss) before taxes    $(132,566)    $  21,603     $  (8,087)
                                          =========     =========     =========


The income tax benefit (expense) consisted of the following:

                                   2003          2002          2001
                                   ----          ----          ----
                                            (IN THOUSANDS)
Current:
     Federal                    $   (115)     $  5,349      $  1,851
     State                            31          (151)         (235)
     Foreign                      (1,559)         (659)         (169)
                                --------      --------      --------
                                  (1,643)        4,539         1,447
                                --------      --------      --------

Deferred:
     Federal                      11,710       (10,816)       (3,332)
     State                        (4,471)       (2,891)        4,742
     Foreign                       1,021           (76)         (698)
                                --------      --------      --------
                                   8,260       (13,783)          712
                                --------      --------      --------
Income tax benefit (expense)    $  6,617      $ (9,244)     $  2,159
                                ========      ========      ========



         A reconciliation of the statutory benefit (tax) rate to the effective benefit (tax) rate on income before income taxes is as follows:


                                                  2003        2002         2001
                                                -------      ------      -------

U.S. statutory income benefit (tax) rate          35.0%       (35.0)%      35.0%
State taxes, net                                  (2.2)        (9.2)        5.2
Fines and penalties                               (0.0)        (0.1)       (9.4)
Permanent differences                             (0.0)        (0.6)        3.0
Tax impact of foreign operations                   0.2          4.1        (7.1)
Change in valuation allowance - federal          (28.6)          --          --
Other                                              0.6         (2.0)         --
                                                  ----        -----        ----
                                                   5.0%       (42.8)%      26.7%
                                                  ====        =====        ====

         The current and noncurrent components of the net deferred tax assets and liabilities were as follows as of December 31:

                                                               2003             2002          2001
                                                               ----             ----          ----
                                                                             (IN THOUSANDS)
Net current deferred tax asset:
     Assets
          Inventories                                        $   2,073      $   2,178      $   2,423
          Accrued expenses                                      15,617          5,119          3,332
          Net operating loss carryforward                          120            284         12,073
          Other                                                  1,710          1,662          1,351
                                                             ---------      ---------      ---------
                                                                19,520          9,243         19,179
     Liabilities
          Other                                                    (25)         1,134          1,181
                                                             ---------      ---------      ---------
Net current deferred tax asset                               $  19,545      $   8,109      $  17,998
                                                             =========      =========      =========

Net noncurrent deferred income tax liability:
     Assets
          Postretirement benefits other than pensions        $   3,196      $   2,984      $   2,869
          State tax credits                                      6,359          5,824          5,997
          Alternative minimum tax credit                        13,485         13,494         18,131
          Environmental liability                               13,144         13,342         11,960
          Net operating loss carryforward                      105,409         75,730         68,669
          Pension mimimum liability adjustment                   7,204          7,579          3,544
          Other                                                 15,671          9,686          9,855
                                                             ---------      ---------      ---------
                                                               164,468        128,639        121,025
          Valuation allowance                                  (53,427)        (5,162)        (3,424)
                                                             ---------      ---------      ---------
                                                               111,041        123,477        117,601
                                                             ---------      ---------      ---------

     Liabilities
          Property, plant and equipment                        128,835        138,826        135,324
          Cost in excess of net assets acquired                     --             --          9,309
          Other                                                  2,648          1,546          2,070
                                                             ---------      ---------      ---------
                                                               131,483        140,372        146,703
                                                             ---------      ---------      ---------
 Net noncurrent deferred income tax liability                $  20,442      $  16,895      $  29,102
                                                             =========      =========      =========


         At December 31, 2003, the Company has state tax credits of $6.4 million expiring 2006 through 2015, which are available to reduce future income taxes payable.

         At December 31, 2003, the Company has $267.7 million in federal net operating loss carryforwards expiring in 2012 through 2023. In addition, the Company has $266.9 million in state net operating loss carryforwards expiring in 2004 through 2023.

         The Company maintained a valuation allowance of $53.4 million, $5.2 million and $3.4 million at December 31, 2003, 2002, and 2001, respectively, for federal and state net operating loss carryforwards, alternative minimum tax credits and state tax credit carryforwards. The valuation allowance increased by $48.2 million from 2002 to 2003, and increased by $1.8 million from 2001 to 2002. SFAS No. 109, "ACCOUNTING OF INCOME TAXES," requires that tax benefits for federal and state net operating loss carryforwards, alternative minimum tax credits and state tax credit carryforwards be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not;" otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company has recorded a valuation allowance in 2003 due to uncertainties regarding the realization of these deferred tax assets. The Company will continue to reevaluate the need for a valuation allowance in the future. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowance in the future.

         The Company has indefinitely reinvested approximately $3.2 million of the cumulative undistributed earnings of its foreign subsidiary. Such earnings would be subject to U.S. taxation if repatriated to the U.S. The amount of unrecognized deferred tax liability associated with the undistributed earnings is not expected to be material.

         During the year ended December 31, 2003, 2002, and 2001, the Company's tax benefits related to the exercise of employee stock options were immaterial to the Company's Consolidated Financial Statements.

10. NET INCOME (LOSS) PER SHARE

         Basic and diluted net income (loss) per share was as follows:

                                                               2003            2002          2001
                                                            ---------      ---------     ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Weighted average number of common
    shares outstanding                                         26,392         25,790         25,780
Shares of common stock to be issued March 2003                     --            598            598
                                                            ---------      ---------      ---------
Basic weighted average shares outstanding                      26,392         26,388         26,378
Dilutive effect of:
   Employee stock options                                          --            233             --
                                                            ---------      ---------      ---------
Weighted average number of common shares outstanding:
    Assuming dilution                                          26,392         26,621         26,378
                                                            =========      =========      =========
Net income (loss) before cumulative
    effect of change in accounting principle                $(125,949)     $  12,359      $  (5,928)
Cumulative effect of change in
    accounting principle, net of tax,
    net of minority interest                                       --        (17,967)            --
                                                            ---------      ---------      ---------
Net loss                                                    $(125,949)     $  (5,608)     $  (5,928)
                                                            =========      =========      =========

Basic income (loss) per share:
   Before cumulative effect of change
      in accounting principle                               $   (4.77)     $    0.47      $ (0.22)
   Cumulative effect of change in
      accounting principle                                         --          (0.68)          --
Basic loss per share                                        $   (4.77)     $   (0.21)     $ (0.22)
                                                            =========      =========      =======

Diluted income (loss) per share:
   Before cumulative effect of change
      in accounting principle                               $   (4.77)     $    0.47      $ (0.22)
   Cumulative effect of change in
      accounting principle                                         --          (0.67)          --
                                                            ---------      ---------      -------
Diluted loss per share                                      $   (4.77)     $   (0.20)     $ (0.22)
                                                            =========      =========      =======



         Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options for the period they were outstanding. For the years of 2003, 2002 and 2001, approximately 595,200, 32,000 and 190,284 shares, respectively, were excluded from the diluted earnings per share calculation, as to include them would have been antidilutive.


11. EMPLOYEE BENEFIT PLANS

         The Company has noncontributory defined benefit retirement plans covering all of its eligible domestic employees. The plans provide benefits based on a participant's years of service and compensation. The Company funds at least the minimum annual contribution required by ERISA. The Company also has noncontributory defined benefit retirement plans covering all of its eligible Camrose employees. The plans provide benefits based on participants' years of service and compensation.

         The table below sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheets at December 31. All plans have accumulated benefit obligations in excess of plan assets):

                                                       UNITED STATES (U.S.) PLANS                     CANADIAN PLANS
                                                    ----------------------------------       ---------------------------------
                                                     2003         2002         2001          2003         2002         2001
                                                     ----         ----         ----          ----         ----         ----
                                                              (IN THOUSANDS)                         (IN THOUSANDS)
Change in benefit obligation:
   Projected benefit obligation at January 1         $83,971      $76,702      $64,999     $14,258       $14,787       $11,678
   Service cost                                        4,393        3,646        3,030         458           399           313
   Interest cost                                       5,551        5,253        4,765       1,075           925           859
   Plan amendments                                        --           --           --         218            --           273

   Benefits paid                                      (3,677)      (3,135)      (3,074)       (672)         (513)         (648)
   Actuarial loss (gain)                               9,018        1,505        6,982         454        (1,069)        3,083
   Foreign currency exchange rate change                  --           --           --       3,240          (271)         (771)
                                                    --------      -------      -------     -------       -------       -------
   Projected benefit obligation at December 31        99,256       83,971       76,702      19,031        14,258        14,787
                                                    --------      -------      -------     -------       -------       -------


Change in plan assets:
   Fair value of plan assets at January 1             59,386       56,846       62,085      10,846        12,043        14,102
   Actual gain (loss) on plan assets                  14,819       (4,837)      (3,365)      1,508          (867)       (1,315)
   Company contribution                                   --       10,512        1,200         753           395           395
   Benefits paid                                      (3,677)      (3,135)      (3,074)       (672)         (513)         (648)
   Foreign currency exchange rate change                  --           --                    2,506          (212)         (491)
                                                    --------      -------      -------     -------       -------       -------
   Fair value of plan assets at December 31           70,528       59,386       56,846      14,941        10,846        12,043
                                                    --------      -------      -------     -------       -------       -------


Projected benefit obligation in excess of plan
    assets                                           (28,728)     (24,585)     (19,856)     (4,090)       (3,412)       (2,744)
Unrecognized prior service cost                           --           26          146         780           474           513
Unrecognized net gain                                 19,797       21,797       11,090       6,001         5,256         4,874
                                                    --------      -------      -------     -------       -------       -------

Net amount recognized                                 (8,931)      (2,762)      (8,620)      2,691         2,318         2,643
Minimum liability                                    (16,084)     (17,987)      (7,435)     (2,566)       (1,983)       (2,038)
                                                    --------     --------     --------     -------       -------       -------

Total pension liability recognized in
  consolidated balance sheet                        $(25,015)    $(20,749)    $(16,055)    $   125       $   335       $   605
                                                    ========     ========     ========     =======       =======       =======



                                                       UNITED STATES (U.S.) PLANS                     CANADIAN PLANS
                                                    ----------------------------------       ---------------------------------
                                                       2003         2002         2001         2003         2002         2001
                                                       ----         ----         ----         ----         ----         ----
                                                               (IN THOUSANDS)                          (IN THOUSANDS)
Components of net periodic benefit cost:
  Service cost                                         4,393        3,646        3,030         458           399         313
  Interest cost                                        5,551        5,253        4,765       1,075           925         859
  Expected return on plan assets                      (5,079)      (4,713)      (5,152)     (1,012)       (1,010)     (1,144)
  Recognized gains / losses                            1,278          348            -         316           234         (13)
  Recognized prior service cost                           26          120          120          33            30          30
  Amortization of transition obligation                   --           --           73          --            --          --
                                                     -------      -------      -------     -------       -------     -------
Net periodic pension cost                            $ 6,169      $ 4,654      $ 2,836     $   870       $   578     $    45
                                                     =======      =======      =======     ========      =======     =======


         For the U.S. plans, the accumulated benefit obligation as of December 31, 2003 and 2002 was $95.5 million and $80.1 million, respectively. The minimum employer contribution for 2003, due in 2004 is $31,000. The Company believes $31,000 will also be its 2004 contribution.

         For the Canadian plans, the accumulated benefit obligation as of December 31, 2003 and 2002 was $17.2 million and $12.3 million, respectively. The expected employer contribution for 2004 is $440,000.

         For the U.S. plans, assets are invested to maximize returns and minimize the risk to the participants in the plans. This strategy also involves monitoring investment portfolios to ensure appropriate diversification of assets and performance. The Company has established targeted asset allocations for the portfolios. These targets do not represent strict requirements, but are intended as general guidelines. The plans do not invest in securities of the Company. The targeted allocation percentages for 2003 were: 48% U.S. equity, 12% non-U.S. equity, 18% fixed income securities, 10% real estate, and 12% absolute return strategies. Plan assets are invested as follows as of December 31 (U.S. pension plans' measurement date):



                                                       2003          2002
                                                       ----          ----
                                                          (IN THOUSANDS)
Information about U.S. plan assets
   Cash                                                 0.0%          2.0%
   Corporate stocks                                     0.0%          9.6%
   Fixed income securities                             17.5%         19.2%
   Real estate funds                                    9.0%          9.7%
   Mutual funds - domestic equities                    46.7%         33.1%
   Mutual funds - international equities               15.5%         13.1%
   Absolute return strategy funds                      11.3%         13.3%
                                                      ------        ------
   Total plan assets                                  100.0%        100.0%
                                                      ======        ======

           Improved financial market conditions resulted in improved investment returns in the pension plans for the year 2003. Pension assets continued to be lower than actuarial liabilities, with a net reduction in additional minimum liability of $1.9 million for the U.S. plans. For the Canadian plans, the minimum liability increased by $0.6 million as a result of unfavorable foreign exchange rate fluctuations. The total additional liability is tax-affected when recorded to retained earnings and shown as a component of accumulated other comprehensive income.

         The following table sets forth the significant actuarial assumptions for the United States and Canadian pension plans:

                                                              NET BENEFIT OBLIGATION                    NET BENEFIT COST
                                                           -----------------------------          ------------------------------
                                                           2003         2002         2001         2003         2002         2001
                                                           ----         ----         ----         ----         ----         ----
Discount rate
     U.S. plans                                            6.0%         6.8%         7.0%         6.8%         7.0%         7.5%
     Canadian plan                                         6.5%         6.3%         6.3%          N/A          N/A          N/A
Rate of increase in future compensation levels:
     U.S. plans                                            4.0%         4.0%         4.0%         4.0%         4.0%         4.0%
     Canadian plan                                         4.5%         4.5%         4.5%          N/A          N/A          N/A
Expected long-term rate of return on plan assets           8.5%         8.5%         8.5%         8.5%         8.5%         8.5%


         The expected long-term rate of return on pension plan assets represents the weighted average asset return for each forecasted asset class return over several market cycles.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
------------------------------------------------------

         The Company provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service. The benefit plans are unfunded.

         The following table sets forth the unfunded status and the amounts recognized at December 31:

                                                           2003         2002          2001
                                                          -----         ----          ----
                                                                   (IN THOUSANDS)
Change in benefit obligation:
   Accumulated postretirement benefit
     obligation at January 1                            $ 25,728      $ 22,542      $ 22,672
   Service cost                                              557           478           518
   Interest cost                                           1,723         1,512         1,629
   Benefits paid                                          (1,310)       (1,172)       (1,339)
   Plan amendment                                             --            --        (1,913)
   Actuarial loss                                            951         2,434         1,423
   Foreign currency exchange rate change                     887           (66)         (448)
                                                        --------      --------      --------

   Accumulated postretirement benefit
      obligation at December 31                           28,536        25,728        22,542
                                                        --------      --------      --------

Accumulated benefit obligation in excess
  of plan assets                                         (28,536)      (25,728)      (22,542)
Unrecognized transition obligation                         1,400         1,596         1,792
Unrecognized prior service cost                              411           486           561
Unrecognized net loss                                      5,718         4,910         2,341
                                                        --------      --------      --------

Postretirement liability recognized in
   consolidated balance sheet                           $(21,007)     $(18,736)     $(17,848)
                                                        ========      ========      ========

Components of net periodic benefit cost:
  Service cost                                               557           478           518
  Interest cost                                            1,723         1,512         1,629
  Recognized gains / losses                                   45            91            34
  Recognized prior service cost                               75            75            75
  Amortization of transition obligation                      196           196           408
                                                        --------      --------      --------
Net periodic pension cost                               $  2,596      $  2,352      $  2,664
                                                        ========      ========      ========



         The 2003 changes in Medicare regulations do not apply to the Company's postretirement medical benefits because the plan provides only a fixed benefit to retirees.

         The discount rate used for the U.S. plans in determining the accumulated postretirement benefit obligation was 6.0%, 6.8% and 7.0% for 2003, 2002 and 2001, respectively. The Canadian plan used a discount rate of 6.5% for 2003, and 6.3% for 2002 and 2001.

         The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation for the U.S. and Canadian plans were 9.5% and 9.0%, respectively, for 2003 and assumed to gradually decline to 4.0% for the U.S. plan and 4.5% by 2009 for the Canadian plan. In subsequent years, the health care trend rates for both countries are assumed to remain constant at 4.0% for the U.S. plan and 4.5% for the Canadian plan. A one-percentage-point change in the assumed health care cost trend rates would have the following effect:

                                                      1 PERCENTAGE POINT CHANGE
                                                      -------------------------
                                                      INCREASE         DECREASE
                                                      --------         --------
                                                           (IN THOUSANDS)

Accumulated postretirement benefit obligation           $1,190            $(994)
Service and interest costs                                  86              (71)

OTHER EMPLOYEE BENEFIT PLANS
----------------------------

         The Company has an unfunded supplemental retirement plan designed to maintain benefits for eligible non-union domestic employees at the plan formula level. The amount expensed for this plan in 2003, 2002 and 2001 was $214,000, $254,000 and $299,000, respectively. The Company has a similar plan for Canadian employees, and the amount expensed for this plan in 2003, 2002 and 2001 was $57,000, $148,000, and $241,000, respectively. At December 31, 2003, 2002, and
2001, the accumulated benefit obligation for the supplemental retirement plan was $2,333,000, $2,003,000, and $1,884,000, respectively.

         The Company has an Employee Stock Ownership Plan ("ESOP") noncontributory qualified stock bonus plan for eligible domestic employees. Contributions to the plan are made at the discretion of the Board of Directors and are in the form of newly issued shares of the Company's common stock. Shares are allocated to eligible employees' accounts based on annual compensation. At December 31, 2003, the ESOP held 545,193 shares of Company common stock.

         The Company has profit participation plans under which it distributes quarterly to eligible employees 12% to 20% depending on operating unit, of its of its pretax income after adjustments for certain non-operating items. Each eligible employee receives a share of the distribution based upon the employee's base compensation in relation to the total base compensation of all eligible employees of the operating unit. The Company may modify, amend or terminate the plans, at any time, subject to the terms of various labor agreements.

         The Company has qualified Thrift (401(k)) plans for eligible domestic employees under which the Company matches 25% of the first 4% or 6%, depending on location, of the participants' deferred compensation. The Company's contribution expense in 2003, 2002 and 2001 was $0.6 million, $0.8 million and $1.2 million, respectively.

12. MAJOR CUSTOMERS

          Sales to a single customer, related to a significant pipeline contract, were $166.7 million in 2002.

13. OPERATING LEASE COMMITMENTS

         At December 31, 2003, the future minimum lease payments under operating leases, primarily for real property, machinery and equipment, are as follows (in thousands):

                2004                                         $4,830
                2005                                         $4,734
                2006                                         $4,608
                2007                                         $4,537
                2008                                         $4,506
                Beyond                                      $23,261

14. RELATED PARTY TRANSACTIONS

STELCO, INC.

         Camrose purchases steel coil and plate under a steel supply agreement with Stelco, Inc. ("Stelco"), a 40% owner of Camrose. Transactions under the agreement are at negotiated market prices. The following table summarizes the transactions between Camrose and Stelco:

                                                   2003           2002         2001
                                                   ----           ----         ----
                                                             (IN THOUSANDS)

Sales to Stelco                                   $   698       $   222      $   193
Purchases from Stelco                              21,389        12,006       23,486
Accounts receivable from Stelco at December 31         --            --          155
Accounts payable to Stelco at December 31           3,982         2,722          227



         Under the acquisition agreement for Camrose, either the Company or Stelco may initiate a buy-sell procedure pursuant to which the initiating party establishes a price for Camrose and the other party must either sell its interest at that price or purchase the initiating party's interest at that price.


15. JOINT VENTURE

         In June 1999, a wholly-owned subsidiary of the Company and Feralloy
Oregon Corporation ("Feralloy") formed Oregon Feralloy Partners (the "Joint
Venture") to construct a temper mill and a cut-to-length ("CTL") facility
("Facility") with an annual stated capacity of 300,000 tons to process CTL plate from steel coil produced at the Company's plate mill in Portland, Oregon. The
Facility commenced operations in May 2001. The Company has a 60% profit/loss interest and


Feralloy, the managing partner, has a 40% profit/loss interest in the Joint
Venture. Each partner holds 50% voting rights as owners of the Joint
Venture. The Company is not required to, nor does it currently anticipate it will, make other contributions of capital to fund operations of the Joint Venture. However, the Company is obligated to supply a quantity of steel coil for processing through the Facility of not less than 15,000 tons per month. In the event that the three-month rolling average of steel coil actually supplied for processing is less than 15,000 tons and the Joint
Venture operates at less than breakeven (as defined in the Joint Venture
Agreement), then the Company is required to make a payment to the Joint
Venture at the end of the three month period equal to the shortfall. As of December 31, 2003, total assets and total liabilities of the Joint Venture were $15.7 million and $10.1 million, respectively. The Company's investment in the Joint Venture is $3.4 million as of December 31, 2003.
The investment in this non-controlled majority-owned affiliate is accounted for by the equity method.


16. CONTINGENCIES

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


OREGON STEEL DIVISION

         In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality ("DEQ") committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Company's Portland Mill may have affected sediment quality in the Willamette River. Based on preliminary findings, the Company is conducting a full remedial investigation ("RI"), including areas of investigation throughout the Portland Mill, and has committed to implement source control if required. The Company's best estimate for costs of the RI study will approximate $985,000 over the next two years. Based on a best estimate, the Company has accrued a liability of $985,000 as of December 31, 2003. The Company has also recorded a $985,000 receivable for insurance proceeds that are expected to cover these RI costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI costs as incurred. Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company's results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs. The Company is unable at this time to determine if the likelihood of an unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.

         In a related manner, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency ("EPA"), identifying it, along with 68 other entities, as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act
("CERCLA") with respect to contamination in a portion of the Willamette River that has been designated as the "Portland Harbor Superfund Site." The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the Portland Harbor Superfund Site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants
(principally at the Portland Mill site) for which the Company has liability. At this time, nine private and public entities have signed an Administrative Order of Consent ("AOC") to perform a remedial investigation/feasibility study
("RI/FS") of the Portland Harbor Superfund Site under EPA oversight. The RI/FS is expected to take three to five years to complete. The Company is a member of the Lower Willamette Group, which is funding that investigation, and it signed a Coordination and Cooperation Agreement with the EPA that binds it to all terms of the AOC. The Company's cost associated with the RI/FS as of December 31, 2003 is approximately $441,000, all of which has been covered by the Company's insurer. As a best estimate of the RI/FS costs for years after 2003, the Company has accrued a liability of $740,000 as of December 31, 2003. The Company has also recorded a $740,000 receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred. Although the EPA has not yet defined the boundaries of the Portland
Harbor Superfund Site, the AOC requires the RI/FS to focus on an "initial study area" that does not now include the portion of the Willamette River adjacent to the Portland Mill. The study area, however, may be expanded. At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by identified PRPs. In June 2003, the Company signed a Funding and Participating Agreement whereby it, with nine other industrial and municipal parties, agreed to fund a joint effort with federal, state and tribal trustees to study potential natural resource damages in the Portland Harbor. The Company estimates its financial commitment in connection with this agreement to be approximately $590,000 for years after 2003. Based on this estimate, the Company has accrued a liability of $590,000 as of December
31, 2003. The Company has also



recorded a $590,000 receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these costs as incurred. This effort is expected to last until 2006. A determination that the Company is a PRP could cause the Company to incur costs associated with remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company's results of operations. The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA, or natural resource damages and restoration that may be sought by federal, state and tribal natural resource trustees.

         On April 18, 2001, the United Steelworkers of America (the "Union"), along with two other groups, filed suit against the Company under the citizen suit provisions of the Clean Air Act ("CAA") in U.S. District Court in Portland,
Oregon. The suit alleged that the Company has violated various air emission limits and conditions of its operating permits at the Portland Mill approximately 100 times since 1995. The suit sought injunctive relief and unspecified civil penalties. The parties reached a settlement in April 2003. A
Consent Decree has been finalized and approved by the EPA. The U.S. District
Court signed and entered the Consent Decree on October 7, 2003. The Consent
Decree financial provisions were not material to the operations of the Company.

RMSM DIVISION

         In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In
October 1995, CF&I and the CDPHE finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 2003, the accrued liability was $28.8 million, of which $24.9 million was classified as non-current on the consolidated balance sheet.

         The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provided for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $25 million, including converting to the new single New Source
Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. CF&I applied for the PSD permit in April 2002 and the draft permit was issued for public comment on October 2, 2003.

         In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth
Circuit Court of Appeals. The issue has been resolved by entry of a Consent
Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003. In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new
NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I expensed $2.8 million in 2001 for possible fines and non-capital related expenditures. As of December 31, 2003, the accrued liability was approximately $600,000.



         In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and the EPA. In September 2002, the Company submitted a request for a further extension of certain Title V compliance deadlines, consistent with a joint petition by the State and the Company for an extension of the same deadlines in the State Consent Decree. This modification gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and to a much lessor degree, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices. Pricing and availability of billets is subject to significant volatility.

         In a related matter, in April 2000, the Union filed suit in U.S.
District Court in Denver, Colorado, asserting that the Company and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The
Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On
July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. The parties to the above-referenced litigation have negotiated what purports to be an agreement to settle the labor dispute and all associated litigation, including that referenced above. See "Labor Matters" for a description of the settlement. If, for any reason, that settlement is not finalized, the Company does not believe the suit will have a material adverse effect on its results of operations;
however, the result of litigation such as this is difficult to predict and an adverse outcome with significant penalties is possible.

LABOR MATTERS
CF&I LABOR DISPUTE AND RESULTANT LITIGATION

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

          On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated
Employees"). As of December 31, 2003, approximately 819 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work.
At December 31, 2003, approximately 131 Unreinstated Employees remain unreinstated.

          On February 27, 1998, the Regional Director of the National Labor
Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA").
On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs, as positions became open. As noted above, there were approximately 131 Unreinstated Employees as of December 31, 2003. On August 2,
2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB.
In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law supports its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees.

         In the event there is an adverse determination on these issues, Unreinstated Employees could be entitled to back pay, including benefits, plus interest, from the date of the Union's unconditional offer to return to work through the date of their reinstatement or a date deemed appropriate by the NLRB or an appellate court. The number of Unreinstated Employees entitled to back pay may be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees.
In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the lack of accurate information on interim earnings for both reinstated and Unreinstated Employees and sentiment of the Union towards the Company, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award with respect to any Unreinstated Employees proven to have taken part or participated in acts of misconduct during and after the strike.

CF&I LABOR DISPUTE SETTLEMENT

         On January 15, 2004 the Company announced a tentative agreement to settle the labor dispute between the Union and CF&I ("Settlement"). The
Settlement is conditioned on, among other things, (1) its approval by shareholders of New CF&I, (2) ratification of a new collective bargaining agreement being executed between CF&I and the Union, (3) approval of the Settlement by the NLRB and the dismissal of cases pending before the NLRB related to the labor dispute and (4) various pending legal actions between the Company, New CF&I and CF&I and the Union being dismissed. The Settlement if approved will provide remedies for all outstanding unfair labor practices between CF&I and the Union and sets the stage for the ratification of a new five-year collective bargaining agreement. The Settlement includes the creation of a labor dispute settlement trust ("Trust") that will hold assets to be contributed by either the Company or CF&I. Assets of the Trust will include: (1) four million shares of the Company's common stock, (2) a cash contribution of $2,500 for each beneficiary of the trust, estimated to be in total $2.5 million, and (3) beginning on the effective date of the Settlement, a ten year profit participation obligation consisting of 25% of CF&I operating income, as defined, not to exceed $3 million per year for years one through five and $4 million per year for years six through ten. The beneficiaries of the Trust are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The
Settlement, certain elements of which will be effected through the new five-year collective bargaining agreement, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective
January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993
(including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 will be immediately eligible to apply for and receive qualified long-term disability ("LTD") benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes the Company's agreement to nominate a director designated by the Union on its Board of Directors, and to a broad based neutrality clause for certain of the Company's facilities in the future.


CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING

         The Company has recorded a charge of $31.1 million in the fourth quarter of 2003 related to the Settlement, the final amount of which is dependant upon the price of the Company's common stock on the effective date of the Settlement. The charge consisted of (1) $23.2 million for the value of 4 million shares of the Company's common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above. The Company will adjust the amount of the common stock charge, either up or down, for the change in the price of the common stock between December 31, 2003 and the effective date of the Settlement. The accrual for the LTD benefits may also change, as better claims information becomes available. As employees accept the early retirement benefits, the Company will record an additional charge totaling approximately $7.0 million related to these benefits. The enhancements to pension and post-retirement medical benefits for non-early retirees will be accounted for prospectively on the date at which plan amendments occur pursuant to the new five-year collective bargaining agreement in accordance with SFAS 87 and SFAS 106.




PURCHASE COMMITMENTS

         Effective January 8, 1990, the Company entered into an agreement, which was subsequently amended on December 7, 1990 and again on April 3, 1991, to purchase a base amount of oxygen produced from a facility located at the Company's Portland Mill. The oxygen facility is owned and operated by an independent third party. The agreement expires in August 2011 and specifies that the Company will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at December 31, 2003 was approximately $123,000. A similar contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and was subsequently amended on August 4, 1994. The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at December 31, 2003 was $118,000.

         The Company has entered into an agreement, which expires in May 2005, for the purchase of electricity used at the Portland Mill from an independent third party. This commitment specifies that the Company will pay a minimum monthly charge that fluctuates seasonally and which averages
$50,000 per month.

CONTRACTS WITH KEY EMPLOYEES

         The Company has agreements with certain officers, which provide for severance compensation in the event that their employment with the Company is terminated subsequent to a defined change in control of the Company.

OTHER CONTINGENCIES

         The Company is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters.
In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of the Company, its results of operations, and liquidity.

17. ASSET IMPAIRMENTS

         In May 2003, the Company shut down its Portland Mill melt shop. The determination to close the melt shop was based on 1) the Company's ability to obtain semi-finished slab through purchases from suppliers on the open market, and 2) high energy and raw material costs and the yield losses associated with the inefficient casting technology in use at the Portland Mill. The Company believes that future semi-finished slab purchases for the Portland Mill will meet the production needs of the Portland Mill finishing operation for the remainder of 2004 and into the foreseeable future. The Company intends to maintain the melt shop in operating condition.

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

         As noted in Note 16 above, as part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace, and thus the two existing furnaces with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters will be shut down.
CF&I has determined that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential.
Accordingly, the Company recorded a pre-tax impairment charge to earnings of $9.1 million in the quarter ended June 30, 2003. Of the impairment charge recognized, $8.2 million represented impairment of fixed assets and $1.0 million pertained to reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value, the carrying value of the fixed assets was zero after the effect of the impairment charge.




18. CAPITAL STOCK

COMMON STOCK

         In connection with the 1993 acquisition of the assets of CF&I, the Company issued 598,400 shares of its common stock on March 31, 2003 to specified creditors of CF&I Steel. At the date of acquisition, the stock was valued at $11.2 million using the Black-Scholes option pricing model.

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

STOCK OPTIONS

         The Company maintains a Non-Qualified Stock Option Plan ("Plan"), effective January 1, 2000. As of December 31, 2003, the Company has granted options to purchase 620,000 shares to certain senior management employees under the provisions of the Plan. The exercise price is the fair value per share on the date of grant. The term of each option is 10 years from grant date. One-half of the options granted vest immediately upon grant, and the remaining one-half vest ratably over a three-year period. At December 31, 2003, there were 380,000 shares reserved for future issuance under the Plan.

         The Company also maintains a Non-Employee Director Stock Option Plan
("Director Plan"), effective April 26, 2002. As of December 31, 2003, the
Company has granted options to purchase 44,000 shares of its common stock to individuals who are Non-Employee Directors under the provisions of the Director
Plan at fair market value on the date of the grant. Options vest over one to three years, one-third of the options granted vest ratably over a three year period, and expire no later than ten years from the date of the grant. At
December 31, 2003, there were 106,000 shares reserved for future issuance under the Director Plan.


     A summary of option activity is as follows:

                                                 2003                       2002                       2001
                                      -------------------------------------------------------------------------------
                                          Shares      Weighted       Shares       Weighted      Shares      Weighted
                                                      Average                     Average                   Average
                                                      Exercise                    Exercise                  Exercise
                                                      Price                       Price                     Price
Options Outstanding
-------------------

Outstanding at beginning of period       628,900      $  3.83        599,900      $ 3.64        188,500     $  1.94

New Grants                                12,000      $  2.33         32,000      $ 7.25        431,500     $  4.37

Exercised                                 (9,416)     $  1.94         (3,000)     $ 1.94        (10,050)    $  3.37

Terminated                               (36,284)     $  4.40             --      $   --        (10,050)    $  3.37
                                     ------------------------   ------------------------   -------------------------
Outstanding at end of period             595,200      $  3.79        628,900      $ 3.83        599,900     $  3.64

Outstanding but not exercisable          (97,906)     $  4.73       (181,193)     $ 4.26       (270,333)    $  3.82
                                     ------------------------   ------------------------   -------------------------
Exercisable at end of period             497,294      $  3.61        447,707      $ 3.66        329,567     $  3.48
                                     ========================   ========================   =========================

         The estimated fair value as of grant date of options granted in 2003, 2002 and 2001, using the Black-Scholes option pricing model, was as follows:

                                                   2003       2002      2001
                                                   ----       ----      ----

The weighted average fair value of options
     granted during the year per share          $  1.65    $  4.72   $  2.97
Assumptions:
     Annualized Dividend Yield                       0%         0%        0%
     Common Stock Price Volatility                73.8%      64.4%     66.1%
     Risk-Free Rate of Return                      3.5%       4.9%      4.7%
     Expected option term (in years)                 7          7         7


         A summary of options outstanding at December 31, 2003, was as follows:


                                               OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                              ------------------------------------------------------    ------------------------------
                                                      WEIGHTED
                                   NUMBER             AVERAGE                              NUMBER          WEIGHTED
                               OUTSTANDING AT        REMAINING        WEIGHTED          EXERCISABLE AT     AVERAGE
                                DECEMBER 31,       CONTRACTUAL        AVERAGE            DECEMBER 31,     EXERCISE
RANGE OF EXERCISE PRICE              2003              LIFE         EXERCISE PRICE            2003           PRICE
-----------------------              -----             ----         --------------            ----           -----

$0.01 to $2.00                     163,700             6.82             $1.94               163,700          $1.94
$2.01 to $4.00                     220,100             7.79             $3.70               173,424          $3.78
$4.01 to $6.00                     179,400             7.30             $4.99               149,506          $4.99
$6.01 to $7.25                      32,000             8.32             $7.25                10,664          $7.25
                                   -------                                                  -------
                                   595,200                                                  497,294
                                   =======                                                  =======


19. SALES OF SUBSIDIARY'S COMMON STOCK

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

20. UNUSUAL AND NONRECURRING ITEMS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 7, 2003, Oregon Steel Mills, Inc. (the "Registrant" or the "Company") dismissed PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") and engaged KPMG LLP ("KPMG") as its certifying accountants for the 2003 fiscal year. The audit reports of PricewaterhouseCoopers on the financial statements of the Company for the years ended December 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to dismiss PricewaterhouseCoopers and engage KPMG was approved by the Company's Audit Committee. During the Company's two most recent fiscal years and through July 7, 2003, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused PricewaterhouseCoopers to make reference thereto in connection with its reports on the financial statements for such years. During the two most recent fiscal years and subsequent interim periods preceding the dismissal, there were no reportable events (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

         During the Registrant's two most recent fiscal years and through July 7, 2003, the Registrant did not consult with KPMG regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report was provided to the Registrant or oral advice was provided that KPMG concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing, or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event pursuant to Item 304(a)(1)(v) of Regulation S-K.



ITEM 9A.       CONTROLS AND PROCEDURES

         As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date the Company completed its evaluation.


                                    PART III


ITEMS 10. AND 11.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND
                     EXECUTIVE COMPENSATION

         In addition to the information under the caption "Executive Officers of the Registrant" in "Part I, Item 4" of this Report, the information required by these Items is incorporated herein by reference from the material under the headings "Proposal 1: Nomination and Election of Class A Directors," "Directors' Compensation, Meetings, Standing Committees, and Board Policies," "Executive Compensation," "Option Grants During Fiscal 2003," "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values," "Defined Benefit Retirement Plans," "Employment Contracts and Termination of Employment and Change in Control Arrangements," "Board Compensation Committee Report on Executive Compensation," "Audit Committee Report of the Board of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Part of the information required by this Item is incorporated by reference from the material under the caption "Principal Stockholders" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

         The following table summarizes information with respect to options under the Company's equity compensation plans at December 31, 2003:

                                                                                                 Number of securities
                                                                                                remaining available for
                                  Number of securities to be   Weighted-average exercise       future issuance under equity
                                   issued upon exercise of        price of outstanding           compensation plans
                                     outstanding options,        options, warrants, and          (excluding securities
                                     warrants, and rights                 rights               reflected in Column (a))
                                             (a)                           (b)                            (c)
                                 ----------------------------- ----------------------------- ------------------------------
Equity compensation plans                  551,200                        $4.02                         380,000
approved by security holders

Equity  compensation  plans not
approved by security holders                44,000                        $5.91                         106,000
                                 ----------------------------- ----------------------------- ------------------------------
       Total                               595,200                        $3.79                         486,000
                                           =======                                                      =======


         The equity compensation plans not approved by security holders have generally the same features as those approved by security holders. For further details regarding the Company's equity compensation plans, including the Non-Employee Director Stock Option Plan which was not approved by security holders, see Note 18 to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the material under the captions "Nomination and Election of Class A Directors," "Executive Compensation", "Option Grants During Fiscal 2003", "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values", and "Employment Contracts and Termination of Employment and Change in Control Arrangements" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this Item is incorporated by reference from the material under the captions "Audit Committee Report of the Board of Directors" and "Relationship with Independent Accountants" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

                                     PART IV


ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                       ON FORM 8-K
                                                                            PAGE
                                                                            ----


(a)         FINANCIAL STATEMENTS:
     (i)    Independent Auditors' Report - 2003  .............................31
     (ii)   Report of Independent Accountants - 2002 and  2001................32
     (iii)  Consolidated Financial Statements:
                Balance Sheets at December 31, 2003, 2002 and  2001 ..........33
                Statements of Income for each of the three years
                  in the period ended December 31, 2003.......................34
                Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2003...........35
                Statements of Cash Flows for each of the three years
                  in the period ended December 31, 2003.......................36
                Notes to Consolidated Financial Statements....................37
     (iv)       Financial Statement Schedule for each of the three
                years in the period ended December 31, 2003:
                Independent Auditors' Report - 2003...........................62
                Schedule II - Valuation and Qualifying Accounts...............63
     (v) Exhibits: Reference is made to the index of exhibits on pages 64 and 65 and of this report.

(b)         REPORTS ON FORM 8-K:

            On October 1, 2003, the Company filed a report on Form 8-K announcing the lease of a structural tube and coil slitting facility.

            On November 5, 2003, the Company filed a report on Form 8-K in relation to a press release announcing its financial results for the third quarter ended September 30, 2003.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Oregon Steel Mills, Inc.:

Under date of March 5, 2004, we reported on the consolidated balance sheet of Oregon Steel Mills, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended, which are included in this Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related Schedule II - Valuation and Qualifying Accounts, for the year ended December 31, 2003. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Portland, Oregon
March 5, 2004



                            OREGON STEEL MILLS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE YEARS ENDED DECEMBER 31
                                 (IN THOUSANDS)


COLUMN A                                       COLUMN B                    COLUMN C              COLUMN D        COLUMN E
--------                                       --------          --------------------------      --------        --------
                                                                 ADDITIONS
                                                 BALANCE AT      CHARGED TO       CHARGED                        BALANCE AT
                                                 BEGINNING       COSTS AND        TO OTHER                         END OF
CLASSIFICATION                                   OF PERIOD        EXPENSES        ACCOUNTS       DEDUCTIONS        PERIOD
--------------                                   ----------      ----------       ---------      ----------      ----------

   2003
   ----
Allowance for doubtful accounts                    $4,346          $1,254            $ -          $(1,935)         $3,665

   2002
   ----
Allowance for doubtful accounts                    $4,299          $2,535            $ -          $(2,488)         $4,346

   2001
   ----
Allowance for doubtful accounts                    $1,528          $3,127            $ -          $  (356)         $4,299


INDEX OF EXHIBITS*

  2.0 Asset Purchase Agreement dated as of January 2, 1992, by and between Camrose Pipe Company (a partnership) and Stelco Inc.
        (Filed as exhibit 2.0 to Form 8-K dated June 30, 1992.)
  2.1 Asset Purchase Agreement dated as of March 3, 1993, among CF&I Steel Corporation, Denver Metals Company, Albuquerque Metals Company, CF&I Fabricators of Colorado, Inc., CF&I Fabricators of Utah, Inc., Pueblo Railroad Service Company, Pueblo Metals Company, Colorado & Utah Land Company, the Colorado and Wyoming Railway Company, William J. Westmark as trustee for the estate of The Colorado and Wyoming Railway Company, CF&I Steel, L.P., New CF&I, Inc. and Oregon Steel Mills, Inc. (Filed as exhibit 2.1 to Form 8-K dated March 3, 1993.)
  3.1   Restated Certificate of Incorporation of the Company, as amended.
        (Filed as exhibit 3.1 to Form 10-Q for the period ended June 30, 2003.)
  3.2   Bylaws of the Company (as amended and restated on May 1, 2003).
        (Filed as exhibit 3.2 to Form 10-Q for the period ended June 30, 2003.)
  4.1 Specimen Common Stock Certificate. (Filed as exhibit 4.1 to Form S-1 Registration Statement 33-38379.)
  4.2 Rights Agreement between Oregon Steel Mills, Inc. and ChaseMellon Shareholder Services, LLC (now Mellon Investor Services, LLC), as
        Rights Agent. (Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A (SEC Reg. No. 1-9987.)
  4.3 Indenture, dated as of July 15, 2002, by and among Oregon Steel Mills, Inc., U.S. Bank National Association, as trustee, and New CF&I, Inc., and CF&I Steel, L.P., as guarantors. (Filed as exhibit 4.1 to the Registration statement on Form S-4 (SEC Reg. No. 333-98249).)
  4.4   First  Amendment to Oregon Steel Mills,  Inc. Indenture.  (Filed as
        Exhibit 4.2 to Form 10-Q for the period ended September 30, 2002.)
  4.5 Exchange and Registration Rights Agreement, dated July 15, 2002, between Oregon Steel Mills, Inc. and Goldman, Sachs & Co. (Filed as exhibit 4.2 to the Registration Statement on Form S-4 (SEC Reg.
        No. 333-98249) and incorporated by reference herein.)
  4.6 Security Agreement, dated as of July 15, 2002, between Oregon Steel Mills and U.S. Bank National Association. (Filed as exhibit 4.3 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)
  4.7 Security Agreement, dated as of July 15, 2002, between CF&I Steel, L.P. and U.S. Bank National Association. (Filed as exhibit 4.4 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
  4.8 Security Agreement, dated as of July 15, 2002, between New CF&I, Inc. and U.S. Bank National Association. (Filed as exhibit 4.5 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)
  4.9   Intercreditor Agreement, dated July 15, 2002 between  U.S. Bank
        National Association and Textron Financial Corporation. (Filed as exhibit 4.6 to the Registration Statement on Form S-4 (SEC Reg.
        No. 333-98249).)
  4.10 Form of Deed of Trust, Assignment of Rents and Leases and Security Agreement. (Filed as exhibit 4.7 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)
  4.11  Form of Global Note. (Filed as exhibit 4.8 to the Registration
        Statement on Form S-4 (SEC Reg. No. 333-98249).)
  4.12  Guarantee of CF&I Steel, L.P.  (Filed as exhibit 4.9 to the
        Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)
  4.13 Guarantee of New CF&I, Inc. (Filed as exhibit 4.10 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)
 10.1** Form of Indemnification Agreement between the Company and its directors.
        (Filed as exhibit 10.3 to Form 10-Q for the period ended June 30, 2003.) 10.2** Form of Indemnification Agreement between the Company and its executive officers.  (Filed as exhibit 10.2 to Form 10-Q for the period ended
        June 30, 2003.)
 10.3 Agreement for Electric Power Service between Registrant and Portland General Electric Company. (Filed as exhibit 10.20 to Form S-1 Registration Statement 33-20407.)
 10.4** Form of Key Employee Contract between the Company and its executive officers. (Filed as exhibit 10.2 to Form 10-Q for the period ended September 30, 2000.)
 10.5 Summary of Rights to Purchase Participating Preferred Stock. (Filed as exhibit 2 to the Company's Registration Statement on Form 8-A (SEC Reg. No. 1-9987).)
 10.6 Form of Rights Certificate and Election to Purchase. (Filed as exhibit 3 to the Company's Registration Statement on Form 8-A (SEC Reg.
        No. 1-9987).)
 10.7** 2002 Annual Incentive Plan for certain of the Company's management employees. (Filed as exhibit 10.11 to Form 10-K for the period ended December 31, 2001.)
 10.8** 2000  Non-Qualified Stock Option Plan.  (Filed as exhibit 99.1 to the
        Company's Registration Statement on Form S-8 (see Reg. No. 333-68732).)

10.9** 2002 Non-Employee Director's Stock Option Plan. (Filed as exhibit 99.1 to the Company's Registration Statement on Form S-8 (SEC Reg. No. 333-86980).)
10.10***Credit Agreement, dated as of July 12, 2002, among Oregon Steel Mills,
        Inc., New CF&I, Inc., CF&I Steel, L.P. and Colorado & Wyoming Railway Company as borrowers, the financial institutions that are or may from time to time become parties thereto, as Lenders, Textron Financial Corporation, as Agent for the Lenders, and GMAC Business Credit LLC, as Co-Managing Agent. (Filed as exhibit 10.1 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).
10.11 Amendment No. 1 to Credit Agreement dated as of December 13, 2002. (Filed as exhibit 10.11 on Form 10-K for the period ended December 31, 2002.)
10.12   Amendment No. 2 to Credit Agreement, dated as of June 30, 2003.
        (Filed as exhibit 10.1 on Form 10-Q for the period ended June 30, 2003.)
10.13 Security Agreement, dated as of July 12, 2002, among Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P. and the Agent for the Lenders. (Filed as exhibit 10.2 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249.)
10.14 Employment Agreement dated August 1, 2003, between the Company and James E. Declusin. (Filed as exhibit 10.1 on Form 10-Q for the period ended September 30, 2003.)
10.15 Separation Agreement and General Release dated September 16, 2003, between the Company and its subsidiaries and Joe E. Corvin.
        (Filed as exhibit 10.2 on Form 10-Q for the period ended September 30, 2003.)
10.16 Amendment No. 3 to Credit Agreement dated as of September 26, 2003. (Filed as exhibit 10.3 on Form 10-Q for the period ended September 30, 2003.)
10.17 Amendment No. 4 to Credit Agreement dated as of November 13, 2003. (Filed as exhibit 10.4 on Form 10-Q for the period ended September 30, 2003.)
18.0 Certifying Accountant's Preferability Letter. (Filed as exhibit 18.0 on Form 10-Q for the period ended June 30, 2003.)
21.0    Subsidiaries of registrant.
23.0    Consent of Independent Accountants - PricewaterhouseCoopers LLP.
23.1    Consent of Independent Accountants - KPMG LLP.
31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
        2002.
32.0 CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.0 Partnership Agreement dated as of January 2, 1992, by and between Camrose Pipe Corporation and Stelcam Holding, Inc. (Filed as exhibit 28.0 to Form 8-K dated June 30, 1992.)

----------------------

* The Company will furnish to stockholders a copy of the exhibit upon payment of $.35 per page to cover the expense of furnishing such copies. Requests should be directed to Jeff S. Stewart, Corporate Controller, Oregon Steel Mills, Inc., PO Box 5368, Portland, Oregon 97228.

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

                            OREGON STEEL MILLS, INC.
                            (Registrant)

                            By    /s/ James E. Declusin
                               --------------------------------------------
                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oregon Steel Mills, Inc. and in the capacities and on the dates indicated.

         SIGNATURE                                        TITLE                            DATE

/s/ James E. Declusin                           President, Chief Executive            March 15, 2004
-------------------------------
    (James E. Declusin)                         Officer and Director
                                                (Principal Executive Officer)

/s/ L. Ray Adams                                Vice President Finance,               March 15, 2004
-------------------------------
    (L. Ray Adams)                              Chief Financial
                                                Officer, and Treasurer
                                                (Principal Financial
                                                Officer)

/s/ Jeff S. Stewart                             Corporate Controller                  March 15, 2004
-------------------------------
    (Jeff S. Stewart)                           (Principal Accounting Officer)

/s/ William Swindells                           Chairman of the Board                 March 15, 2004
-------------------------------
    (William Swindells)                         and Director

/s/ Harry L. Demorest                           Director                              March 15, 2004
-------------------------------
    (Harry L. Demorest)

/s/ Carl W. Neun                                Director                              March 15, 2004
-------------------------------
    (Carl W. Neun)

/s/ David L. Parkinson                          Director                              March 15, 2004
-------------------------------
    (David L. Parkinson)

/s/ Stephen P. Reynolds                         Director                              March 15, 2004
-------------------------------
    (Stephen P. Reynolds)

/s/ John A. Sproul                              Director                              March 15, 2004
-------------------------------
    (John A. Sproul)

/s/ Frank M. Walker                             Director                              March 15, 2004
-------------------------------
    (Frank M. Walker)