Form 10-Q
period 2004-03-31
OREGON STEEL MILLS INC
filed 2004-05-10
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2004
                               -------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number       1-9887
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

                                 (503) 223-9228
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                                  Yes X        No
                                                     ---          ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                  Yes  X       No
                                                      ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, $.01 Par Value                     26,543,338
         ----------------------------       ------------------------------------
                   Class                         Number of Shares Outstanding
                                                     (as of April 30, 2004)

                            OREGON STEEL MILLS, INC.
                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION...............................................2


               Item 1.     Financial Statements................................2

                           Notes to Consolidated Financial Statements
                            (Unaudited)........................................5

               Item 2.     Management's Discussion and Analysis of Financial
                             Condition and Results of Operations..............14

               Item 3.     Quantitative and Qualitative Disclosures about
                             Market Risk......................................18

               Item 4.     Controls and Procedures............................18




PART II  OTHER INFORMATION....................................................19


               Item 1.     Legal Proceedings..................................19

               Item 4.     Submission of Matters to a Vote of Security
                           Holders............................................19

               Item 6.     Exhibits and Reports on Form 8-K...................19

               SIGNATURES.....................................................20

PART I.    FINANCIAL INFORMATION
Item 1.  Financial Statements

                                         OREGON STEEL MILLS, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                    MARCH 31,         DECEMBER 31,
                                                                      2004                2003
                                                                 ----------------    ---------------
                                          ASSETS                   (UNAUDITED)
Current assets:
      Cash and cash equivalents                                  $   6,498             $   5,770
      Trade accounts receivable, less
       allowance for doubtful
       accounts of $4,757 and $3,665                                84,991                78,026
      Inventories                                                  135,449               139,623
      Deferred income taxes                                          7,662                19,545
      Other                                                         10,557                15,596
                                                                 ---------             ---------
          Total current assets                                     245,157               258,560
                                                                 ---------             ---------
Property, plant and equipment:
      Land and improvements                                         33,409                33,337
      Buildings                                                     59,333                54,144
      Machinery and equipment                                      835,755               817,053
      Construction in progress                                      12,016                13,654
                                                                 ---------             ---------
                                                                   940,513               918,188
      Accumulated depreciation                                    (453,555)             (440,607)
                                                                 ---------             ---------
          Net property, plant and equipment                        486,958               477,581
                                                                 ---------             ---------

Goodwill                                                               520                   520
Intangibles, net                                                    11,694                11,803
Other assets                                                        11,721                15,514
                                                                 ---------             ---------
                TOTAL ASSETS                                     $ 756,050             $ 763,978
                                                                 =========             =========
                                       LIABILITIES
Current liabilities:
      Current portion of long-term debt                          $   2,000             $      --
      Accounts payable                                              64,311                83,310
      Accrued expenses                                              45,724                48,523
                                                                 ---------             ---------
          Total current liabilities                                112,035               131,833

Long-term debt                                                     309,440               301,832
Deferred employee benefits                                          50,243                49,887
Labor dispute settlement                                            34,844                27,844
Environmental liability                                             27,642                28,317
Deferred income taxes                                                8,312                20,442
Other long-term liabilities                                            241                    --
                                                                 ---------             ---------
          Total liabilities                                        542,757               560,155
                                                                 ---------             ---------

Minority interests                                                  18,458                16,571
                                                                 ---------             ---------
Contingencies (Note 9)
                                 STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share;
 1,000 shares authorized; none issued                                   --                    --
Common stock, par value $.01 per share; 45,000
 shares authorized, 26,489 and 26,398 shares
 issued and outstanding                                                265                   264
Additional paid-in capital                                         228,063               227,703
Accumulated deficit                                                (18,815)              (26,339)
Accumulated other comprehensive income:
      Cumulative foreign currency translation adjustment            (3,775)               (3,473)
      Minimum pension liability                                    (10,903)              (10,903)
                                                                 ---------             ---------
          Total stockholders' equity                               194,835               187,252
                                                                 ---------             ---------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 756,050             $ 763,978
                                                                 =========             =========

          The accompanying notes are an integral part of the consolidated financial statements.

                            OREGON STEEL MILLS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        2004             2003
                                                    -----------       ----------
Sales:
      Product Sales                                   $ 241,811       $ 166,930
      Freight                                            10,585           8,751
                                                      ---------       ---------
                                                        252,396         175,681
Costs and expenses:
      Cost of sales                                     214,600         169,602
      Labor dispute settlement adjustment (Note 9)        7,000              --
      Selling, general and administrative expenses       12,330          12,489
      Gain on sale of assets                               (263)            (61)
      Incentive compensation                              3,626             222
                                                      ---------       ---------
                                                        237,293         182,252
                                                      ---------       ---------
           Operating income (loss)                       15,103          (6,571)
Other income (expense):
      Interest expense, net                              (8,529)         (8,101)
      Minority interests                                    355             258
      Other income                                          597             169
                                                      ---------       ---------
           Income (loss) before income taxes              7,526         (14,245)
Income tax (expense) benefit                                 (2)          5,220
                                                      ---------       ---------
Net income (loss)                                     $   7,524       $  (9,025)
                                                      =========       =========

Basic income (loss) per share                         $    0.28       $   (0.34)
Diluted income (loss) per share                       $    0.28       $   (0.34)
Weighted average common shares and
common share equivalents outstanding:
           Basic                                         26,489          26,388
           Diluted                                       26,661          26,388

         The accompanying notes are an integral part of the consolidated financial statements.

                                            OREGON STEEL MILLS, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)
                                                   (UNAUDITED)
                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                          2004            2003
                                                                                      ------------    ------------
Cash flows from operating activities:
     Net income (loss)                                                                 $   7,524       $  (9,025)
     Adjustments to reconcile net income (loss) to net cash provided (used)
         by operating activities
         Depreciation and amortization                                                     9,791          10,464
         Labor dispute settlement adjustment (Note 9)                                      7,000              --
         Deferred income taxes, net                                                         (133)         (5,081)
         Gain on sale of assets                                                             (263)            (61)
         Minority interests                                                                 (355)           (258)
         Other, net                                                                          516            (780)
         Changes in current assets and liabilities:
            Trade accounts receivable                                                     (6,451)         11,303
            Inventories                                                                    4,174            (672)
            Operating liabilities                                                        (23,212)         (9,617)
            Income taxes                                                                      34            (215)
            Other, net                                                                     6,054           2,747
                                                                                       ---------       ---------
         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                  4,679          (1,195)
                                                                                       ---------       ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                                           (4,335)         (6,606)
     Proceeds from disposal of property and equipment                                        339              60
     Other, net                                                                              (40)             32
                                                                                       ---------       ---------
         NET CASH USED BY INVESTING ACTIVITIES                                            (4,036)         (6,514)
                                                                                       ---------       ---------

Cash flows from financing activities:
     Proceeds from bank debt                                                             174,597              --
     Payments on bank and long term debt                                                (174,597)             --
     Issuance of common stock                                                                247              --
                                                                                       ---------       ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                           247              --
                                                                                       ---------       ---------

Effects of foreign currency exchange rate                                                   (162)          1,936
                                                                                       ---------       ---------
Net increase (decrease) in cash and cash equivalents                                         728          (5,773)
Cash and cash equivalents at the beginning of period                                       5,770          33,050
                                                                                       ---------       ---------
Cash and cash equivalents at the end of period                                         $   6,498       $  27,277
                                                                                       =========       =========

Supplemental disclosures of cash flow information:
  Cash paid for:
  -------------

      Interest                                                                         $  15,262       $  15,460
      Income taxes                                                                     $      95       $     165
   Non-cash activities:
   -------------------

     See Note 10 for a description of non-cash consolidation of Oregon Feralloy Partners

              The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

     The consolidated financial statements include the accounts of Oregon Steel Mills, Inc. and its subsidiaries ("Company"), which include wholly-owned Camrose Pipe Corporation ("CPC"), which does business as Columbia Structural Tubing and which, through ownership in another corporation, holds a 60 percent interest in Camrose Pipe Company ("Camrose"); a 60 percent interest in Oregon Feralloy Partners ("OFP"); and 87 percent owned New CF&I, Inc. ("New CF&I") which owns a
95.2 percent interest in CF&I Steel, L.P. ("CF&I"). The Company also directly owns an additional 4.3 percent interest in CF&I. In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills ("RMSM"). New CF&I owns a 100 percent interest in the Colorado and Wyoming Railway Company, which is a short-line railroad servicing RMSM. All significant inter-company balances and transactions have been eliminated.


     The unaudited financial statements include all adjustments, consisting of normal recurring accruals and other charges as described in Note 9, "Contingencies - CF&I Labor Dispute Settlement - Accounting", which in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 2003 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46 (revised December 2003), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51," ("FIN 46R") which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R applied immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods ending after March 15, 2004. The Company adopted FIN 46R on January 1, 2004. The financial statement impact was to increase current assets by $1.7 million, increase net property, plant and equipment by $15 million, decrease other assets by $3.5 million, increase current liabilities by $3.4 million, increase long-term debt by $7.5 million (consisting of bank debt) and increase minority interest by $2.3 million. See Note 10, "Joint Venture and Adoption of FIN 46R - Consolidation of Variable Interest Entities" for additional disclosures.

     In December 2003, the FASB issued SFAS No. 132 (revised), "Employer's Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirement contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally is effective for fiscal years ending after December 15, 2003. The Company discloses the requirements of SFAS No. 132 (revised) in Note 8, "Employee Benefit Plans."


RECLASSIFICATIONS

     Certain reclassifications have been made to the prior periods to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

2. STOCK-BASED COMPENSATION
   ------------------------

     The Company has two stock-based compensation plans to make awards of options to officers, key employees and non-employee directors. The Company accounts for its plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had exercise prices equal to the market value of the underlying common stock at the date of grant. Options have a term of ten years and generally vest over one to three years from the date of the grant.

     The following tables illustrate the effect on net income and earnings per share as if the Black-Scholes fair value method described in SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, had been applied to the Company's stock option plans.

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        2004              2003
                                                      --------         --------
                                                    (IN THOUSANDS, EXCEPT PER
                                                          SHARE AMOUNTS)

Net income (loss), as reported                       $   7,524        $  (9,025)
Deduct: total stock-based compensation
    expense determined under fair value
    based method for all awards, net of
    related tax effects                                    (28)             (43)
                                                     ---------        ---------
Pro forma net income (loss)                          $   7,496        $  (9,068)
                                                     =========        =========
 Income (loss) per share:
      Basic - as reported                                $0.28           $(0.34)
      Basic - pro forma                                  $0.28           $(0.34)
      Diluted - as reported                              $0.28           $(0.34)
      Diluted - pro forma                                $0.28           $(0.34)


         The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
                                                          2003              2002
                                                          ----              ----

  Annualized Dividend Yield                                 0%                0%
  Common Stock Price Volatility                          73.8%             64.4%
  Risk-Free rate of Return                                3.5%              4.9%
  Expected option term (in years)                            7                 7

3.   INVENTORIES
     -----------


     Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method. The components of inventories are as follows:

                                                   MARCH 31,      DECEMBER 31,
                                                     2004             2003
                                                  -----------    ------------
                                                         (IN THOUSANDS)

Raw materials                                        $ 16,094       $  5,214
Semi-finished product                                  45,705         55,864
Finished product                                       45,051         49,478
Stores and operating supplies                          28,599         29,067
                                                     --------       --------
     Total inventory                                 $135,449       $139,623
                                                     ========       ========




4. COMPREHENSIVE INCOME (LOSS)
   ---------------------------

                                                        THREE MONTHS ENDED
                                                             March 31,
                                                     ---------------------------
                                                       2004              2003
                                                     --------           --------
                                                            (IN THOUSANDS)

Net income (loss)                                    $ 7,524            $(9,025)
Foreign currency translation
   adjustment                                           (162)             1,936
                                                     -------            -------
Comprehensive income (loss)                          $ 7,362            $(7,089)
                                                     =======            =======

5. DEBT, FINANCING ARRANGEMENTS, AND LIQUIDITY
   -------------------------------------------

     Debt balances were as follows:


                                                     MARCH 31,      DECEMBER 31,
                                                       2004            2003
                                                   -----------      ----------
                                                         (IN THOUSANDS)

10% First Mortgage Notes due 2009                   $ 305,000        $ 305,000
Less unamortized discount on 10% Notes                 (3,060)          (3,168)
Oregon Feralloy Partners Term Loan                      9,500               --
                                                    ---------        ---------
     Total debt outstanding                           311,440          301,832
Less current portion of Oregon Feralloy
  Partners Term Loan                                   (2,000)              --
                                                    ---------        ---------
     Non-current maturity of long-term debt         $ 309,440        $ 301,832
                                                    =========        =========

     On July 15, 2002, the Company issued $305 million of 10% First Mortgage Notes due 2009 ("10% Notes") at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of the Company (exclusive of Camrose Pipe Corporation), excluding accounts receivable, inventory, and certain other assets. As of March 31, 2004, the Company had outstanding $305 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company's net income, as defined. Under these restrictions, there was no amount available for cash dividends at March 31, 2004. New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

     On March 29, 2000, Oregon Feralloy Partners ("OFP") entered into a 7-year $14 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility. Amounts outstanding under the loan agreement bear interest based on the prime rate plus a margin ranging from 1.84% to 3.00%, and as of March 31, 2004, there was $9.5 million of principal outstanding of which $2.0 million was classified as current. The loan is secured by all the assets of OFP. The creditors of OFP have no recourse to the general credit of the Company. Effective March 31, 2004, the Company included the OFP loan balance in the consolidated balance sheet as a result of the adoption of FIN 46R (See Note 10, "Joint Venture and Adoption of FIN 46R - Consolidation of Variable Interest Entities").

     As of March 31, 2004, Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P., and Colorado and Wyoming Railway Company ("Borrowers") maintained a $65 million revolving credit agreement ("Credit Agreement"), which will expire on June 30, 2005. At March 31, 2004, $5.0 million was restricted under the Credit Agreement, $15.4 million was restricted under outstanding letters of credit, and $44.6 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.75%. During the quarter, short-term borrowings ranged from zero to $17 million, at an interest rate of approximately 5%. As of March 31, 2004, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the average interest rate for the Credit Agreement would have been 5.0%. The unused line fees were 0.75%. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. The Company cannot pay cash dividends without prior approval from the lenders. At March 31, 2004, the Borrowers were in compliance with the Credit Agreement covenants.

     Camrose maintains a CDN $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2005. As of March 31, 2004, the interest rate of this facility was 4.0%. Annual commitment fees are 0.25% of the unused portion of the credit line. At March 31, 2004, there was no outstanding balance due under the credit facility. At March 31, 2004, Camrose was in compliance with the revolving credit facility covenants.

     As of March 31, 2004, principal payments on debt are due as follows (in thousands):

                2004                                 $ 2,000
                2005                                   2,000
                2006                                   2,000
                2007                                   3,500
                2008                                      --
                2009                                 305,000
                                                    --------
                                                    $314,500
                                                    ========

6.    INCOME TAXES
      ------------

     The effective income tax expense rate was less than 1% for the three months ended March 31, 2004, as compared to a tax benefit rate of 36.6% in the corresponding period in 2003. The effective income tax rate for the first three months of 2004 varied from the combined state and federal statutory rate principally because the Company reversed a portion of the valuation allowance, established in 2003, for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits.

     SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not"; otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company reduced their valuation allowances by $3.2 million in the three months ended March 31, 2004 due to less uncertainty regarding the realization of deferred tax assets.

     The Company will continue to evaluate the need for valuation allowances in the future. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.

7.   NET INCOME (LOSS) PER SHARE
     ---------------------------

     The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options, as determined using the treasury stock method.

     Shares used in calculating basic and diluted earnings per share for the three-month period ended March 31, are as follows:


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                       ----------------------------------------
                                                                   2004           2003
                                                                --------        --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Basic weighted average shares outstanding                          26,489         26,388
Dilutive effect of:
   Employee stock options                                             172             --
                                                                 --------       --------

Weighted average number of shares outstanding:
    Assuming dilution                                              26,661         26,388
                                                                 ========       ========

Net income (loss)                                                $  7,524       $ (9,025)
                                                                 ========       ========

Basic income (loss) per share:                                   $   0.28       $ (0.34)
Diluted income (loss) per share:                                 $   0.28       $ (0.34)

8.       EMPLOYEE BENEFIT PLANS
         ----------------------

     The Company has noncontributory defined benefit retirement plans, certain health care and life insurance benefits, an Employee Stock Ownership Plan, and qualified Thrift (401(k)) plans covering all of its eligible domestic employees.

     Components of net periodic benefit cost for the quarter related to the defined benefit and certain health care and life insurance benefit plans were:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       2004              2003
                                                    ---------          ---------
                                                          (IN THOUSANDS)
Service cost                                        $ 1,169            $ 1,329
Interest cost                                         2,152              2,090
Expected return on plan assets                       (1,748)            (1,547)
Recognized net loss                                     420                419
Recognized prior service cost                            31                 45
Amortization of transition asset                         49                 49
                                                    -------            -------
    Total net periodic benefit cost
       for the quarter                              $ 2,073            $ 2,385
                                                    =======            =======

9.  CONTINGENCIES
    -------------

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

OREGON STEEL DIVISION

     In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality ("DEQ") committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Company's Portland Mill may have affected sediment quality in the Willamette River. Based on preliminary findings, the Company is conducting a full remedial investigation ("RI"), including areas of investigation throughout the Portland Mill, and has committed to implement source control if required. The Company's best estimate for costs of the RI study will approximate $853,000 over the next two years. Based on this estimate, the Company has accrued a liability of $853,000 as of March 31, 2004. The Company has also recorded a $853,000 receivable for insurance proceeds that are expected to cover these RI costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI costs as incurred. Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company's results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs. The Company is unable at this time to determine if the likelihood of an unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.


     In a related manner, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency ("EPA"), identifying it, along with 68 other entities, as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to contamination in a portion of the Willamette River that has been designated as the "Portland Harbor Superfund Site." The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the Portland Harbor Superfund Site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability. At this time, nine private and public entities have signed an Administrative Order of Consent ("AOC") to perform a remedial investigation/feasibility study ("RI/FS") of the Portland Harbor Superfund Site under EPA oversight. The RI/FS is expected to take four to five years to complete. The Company is a member of the Lower Willamette Group, which is funding that investigation, and it signed a Coordination and Cooperation Agreement with the EPA that binds it to all terms of the AOC. The Company's cost associated with the RI/FS as of March 31, 2004 is approximately $441,000, all of which has been covered by the Company's insurer. As a best estimate of the RI/FS costs for the years subsequent to March 31, 2004, the Company has accrued a liability of $740,000 as of March 31, 2004. The Company has also recorded a $740,000 receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred. Although the EPA has not yet defined the boundaries of the Portland Harbor Superfund Site, the AOC requires the RI/FS to focus on an "initial study area" that does not now include the portion of the Willamette River adjacent to the Portland Mill. The study area, however, may be expanded. At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by identified PRPs. In June 2003, the Company signed a Funding and Participating Agreement whereby it, with nine other industrial and municipal parties, agreed to fund a joint effort with federal, state and tribal trustees to study potential natural resource damages in the Portland Harbor. The Company estimates its financial commitment in connection with this agreement to be approximately $591,000 for the years subsequent to March 31, 2004. Based on this estimate, the Company has accrued a liability of $591,000 as of March 31, 2004. The Company has also recorded a $591,000 receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these costs as incurred. This effort is expected to last until 2006. A determination that the Company is a PRP could cause the Company to incur costs associated with remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company's results of operations. The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA, or natural resource damages and restoration that may be sought by federal, state and tribal natural resource trustees.

RMSM DIVISION

     In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At March 31, 2004, the accrued liability was $27.5 million, of which $24.2 million was classified as non-current on the consolidated balance sheet.

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

     In response to the CDPHE settlement and the resolution of the EPA action, CF&I expensed $2.8 million in 2001 for possible fines and non-capital related expenditures. As of March 31, 2004, the remaining accrued liability was approximately $539,000.

     In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. The Title V permit has been modified several times and gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and to a much lesser degree, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices. Pricing and availability of billets is subject to significant volatility.

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

     On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of March 31, 2004, approximately 824 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At March 31, 2004, approximately 126 Unreinstated Employees remain unreinstated.

     On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs, as positions became open. As noted above, there were approximately 126 Unreinstated Employees as of March 31, 2004. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees.

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

CF&I LABOR DISPUTE SETTLEMENT

     On January 15, 2004 the Company announced a tentative agreement to settle the labor dispute between the Union and CF&I ("Settlement"). The Settlement is conditioned on, among other things, (1) its approval by shareholders of New CF&I, (2) ratification of a new collective bargaining agreement being executed between CF&I and the Union, (3) approval of the Settlement by the NLRB and the dismissal of cases pending before the NLRB related to the labor dispute and (4) various pending legal actions between the Company, New CF&I and CF&I and the Union being dismissed. The Settlement if approved will provide remedies for all outstanding unfair labor practices between CF&I and the Union and sets the stage for the ratification of a new five-year collective bargaining agreement. The Settlement includes the creation of a labor dispute settlement trust ("Trust") that will hold assets to be contributed by either the Company or CF&I. Assets of the Trust will include: (1) four million shares of the Company's common stock, (2) a cash contribution of $2,500 for each beneficiary of the trust, estimated to be in total $2.5 million, and (3) a ten year profit participation obligation consisting of 25% of CF&I operating income, as defined, not to exceed $3 million per year for years one through five and $4 million per year for years six through ten. The beneficiaries of the Trust are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which will be effected through the new five-year collective bargaining agreement, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 will be immediately eligible to apply for and receive qualified long-term disability ("LTD") benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes the Company's agreement to nominate a director designated by the Union on its Board of Directors, and to a broad based neutrality clause for certain of the Company's facilities in the future.

     On March 12, 2004, the Union membership at CF&I voted to accept the proposed Settlement and a new five-year collective bargaining agreement. The Settlement is still conditioned on the approval of the Settlement by the NLRB and the dismissal of cases pending before the NLRB related to the labor dispute, and the dismissal of various pending legal actions between the Company, New CF&I and CF&I and the Union.

CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING

     The Company recorded charges of $31.1 million in the fourth quarter of 2003 and $7 million in the first quarter of 2004 related to the Settlement, the final amount of which is dependant upon the price of the Company's common stock on the effective date of the Settlement. As of March 31, 2004, the liability accrued for these charges totals $38.1 million, with $34.8 million classified as long-term on the consolidated balance sheet. The charge in the first quarter of 2004 is a result of adjusting the previously recorded value at December 31, 2003 of the four million shares of Company common stock ($23.3 million at $5.81 per share) to market at March 31, 2004. The closing price of the Company's common stock on the New York Stock Exchange at March 31, 2004 was $7.56 per share, resulting in an additional labor dispute settlement charge of $7 million for the first quarter of 2004. The Company will continue to adjust the common stock charge portion of the Settlement at the end of each quarter either up or down for the change in the price of the Company's common stock through the effective date of the Settlement. The accrual for the LTD benefits ($5.3 million at March 31, 2004) may also change, as better claims information becomes available. As employees accept the early retirement benefits, the Company expects to record an additional charge during 2004 estimated at approximately $7.0 million related to these benefits. The enhancements to pension and post-retirement medical benefits for non-early retirees will be accounted for prospectively on the date at which plan amendments occur pursuant to the new five-year collective bargaining agreement in accordance with SFAS No. 87 and SFAS No. 106.

PURCHASE COMMITMENTS

     Effective January 8, 1990, the Company entered into an agreement, which was subsequently amended on December 7, 1990 and again on April 3, 1991, to purchase a base amount of oxygen produced from a facility located at the Company's Portland Mill. The oxygen facility is owned and operated by an independent third party. The agreement expires in August 2011 and specifies that the Company will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at March 31, 2004 was approximately $129,000. A similar contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and was subsequently amended on August 4, 1994. The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at March 31, 2004 was $119,000.

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

10. JOINT VENTURE AND ADOPTION OF FIN 46R - CONSOLIDATION OF VARIABLE INTEREST
    --------------------------------------------------------------------------
    ENTITIES
    --------

     In June 1999, a wholly-owned subsidiary of the Company and Feralloy Oregon Corporation ("Feralloy") formed Oregon Feralloy Partners to construct a temper mill and a cut-to-length ("CTL") facility ("Facility") with an annual stated capacity of 300,000 tons to process CTL plate from steel coil produced at the Company's plate mill in Portland, Oregon. The Facility commenced operations in May 2001. The Company has a 60% profit/loss interest and Feralloy, the managing partner, has a 40% profit/loss interest in OFP. Each partner holds 50% voting rights as owners of OFP. The Company is not required to, nor does it currently anticipate it will, make other contributions of capital to fund operations of OFP. However, the Company is obligated to supply a quantity of steel coil for processing through the Facility of not less than 15,000 tons per month. In the event that the three-month rolling average of steel coil actually supplied for processing is less than 15,000 tons and OFP operates at less than breakeven (as defined in the Joint Venture Agreement), then the Company is required to make a payment to OFP at the end of the three month period equal to the shortfall. During the first quarter of 2004, the Company did not supply the minimum steel required to OFP and OFP did not operate at breakeven. Consequently, during the first quarter of 2004, the Company expensed and recorded an obligation to OFP of approximately $220,000.

     The Company adopted FIN 46R "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" on January 1, 2004, for its OFP operation. The cumulative impact of the adoption of this accounting standard on retained earnings was zero. OFP primarily owns land improvements, a building, equipment and other operating assets, all of which is collateral for the $9.5 million bank debt of OFP. The creditors of OFP have no recourse to the general credit of the Company. The Financial Statement impact was to increase current assets by $1.7 million, increase net property, plant and equipment by $15 million, decrease other assets by $3.5 million, increase current liabilities by $3.4 million, increase long-term debt by $7.5 million (consisting of bank debt) and increase minority interest by $2.3 million.

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

OVERVIEW

     The consolidated financial statements include the accounts of the Company and its subsidiaries, which include wholly- owned Camrose Pipe Corporation, which does business as Columbia Structural Tubing and through ownership in another corporation holds a 60 percent interest in Camrose; a 60 percent interest in OFP; and 87 percent owned New CF&I, which owns a 95.2 percent interest in CF&I. The Company also directly owns an additional 4.3 percent interest in CF&I. In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills. New CF&I owns a 100 percent interest in the Colorado and Wyoming Railway Company. All significant inter-company balances and transactions have been eliminated.

     The Company currently has two aggregated operating divisions known as the Oregon Steel Division and the RMSM Division. The Oregon Steel Division is centered at the steel plate mill in Portland, Oregon ("Portland Mill"), which supplies steel for the Company's steel plate, structural tubing, and large diameter pipe finishing facilities. The Oregon Steel Division's steel pipe mill in Napa, California is a large diameter steel pipe mill and fabrication facility. The Oregon Steel Division also produces large diameter pipe and electric resistance welded pipe at Camrose. In October 2003, the Oregon Steel Division began production of structural tube at its Columbia Structural Tubing facility. The RMSM Division consists of the steelmaking and finishing facilities of the Pueblo Mill, as well as certain related operations.

     In May 2003, the Company shut down its Portland Mill melt shop. The determination to close the melt shop was based on 1) the Company's ability to obtain semi-finished slab through purchases from suppliers on the open market, and 2) high energy and raw material costs and the yield losses associated with the inefficient casting technology in use at the Portland Mill. The Company forecasts that future semi-finished slab purchases for the Portland Mill, combined with existing inventory on hand, will meet the production needs of the Portland Mill finishing operation for the remainder of 2004 and into the foreseeable future. The Company intends to maintain the melt shop in operating condition. In addition, CF&I determined in the second quarter of 2003 that the new single furnace operation (as referenced in Note 9, "Contingencies - RMSM Division") will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. The Company recorded a pre-tax charge to earnings of approximately $36 million in the second quarter of 2003 related to these asset impairments.

     On January 15, 2004 the Company announced a tentative agreement to settle the labor dispute between the Union and CF&I. The Company recorded a charge of $31.1 million in the fourth quarter of 2003 and an additional charge of $7 million in the first quarter of 2004 related to the tentative settlement. See
Note 9 - "Contingencies - CF&I Labor Dispute Settlement - Accounting" for a discussion of the accounting for the tentative agreement.

     On December 4, 2003, President Bush lifted the tariffs on imports of steel that were imposed March 5, 2002. The tariffs were designed to give the U.S. Steel Industry time to restructure and become competitive in the global steel market. During the time that the tariffs were in effect, the Company believes that the tariffs did not materially impact either the supply of, or the cost of, steel slabs purchased by the Company on the open market for processing into steel plate and coil. Since the lifting of the tariffs, the steel industry has seen a dramatic increase in both the cost of raw materials and the selling price of most steel products. The Company believes that current market conditions are the result of the combination of a strong steel demand in Asia, a weak United States dollar, and an increase in ocean freight costs. The Company anticipates that market conditions will remain unsettled into the foreseeable future. During this period of time, the Company believes that it will continue to incur increased costs for steel scrap, slabs, and ocean freight, and achieve increased selling prices to offset these higher costs.

2004 OUTLOOK

     For 2004, the Company expects to ship approximately 1,750,000 tons of products and generate approximately $1 billion in sales. In the Oregon Steel Division the product mix is expected to consist of 630,000 tons of plate and coil, 200,000 tons of welded pipe and 60,000 tons of structural tubing. At these shipment levels, the Company expects its Portland combination mill to run at approximately 80 percent of its rated capacity and its welded pipe mills to run at approximately 30 percent of their rated capacities. The Company's RMSM Division expects to ship approximately 380,000 tons and 482,000 tons of rail and rod and bar products, respectively. At these shipment levels, the rail and rod mills would be at 90 percent and 100 percent, respectively, of their rated capacities. Seamless pipe shipments will be dependent on market conditions in the drilling industry. At the present time the seamless mill is not operating.

     Based on performance to date, the Company anticipates that for the second quarter of 2004 it will have record quarterly sales. Exclusive of any further labor dispute settlement adjustments relating to the future changes in the market value of the Company's common stock price, the Company anticipates that quarterly operating income and net income will be the highest in the Company's history in the second quarter of 2004. Because of the uncertainty related to third and fourth quarter sales price and the volatility of the slab and scrap market, the Company does not currently believe the third and fourth quarter financial performance will be equal to the results anticipated for the second quarter; however, the Company believes the results for the third quarter of 2004 will exceed that of the first quarter of 2004. For fiscal 2004 the Company currently anticipates that it will have record sales, operating income and net income.


DISCUSSION AND ANALYSIS OF INCOME
(In thousands except tons, per ton, and percentages)

     During the first quarter of 2004, shipments at 476,500 tons, were at an all time high and up 19 percent from the first quarter of 2003. Sales were $252.4 million for the first quarter of 2004, the highest level since 1998 and the second highest in the Company's history.


                                                                 THREE MONTHS ENDED MARCH 31,
                                                   --------------------------------------------------------
                                                     2004            2003         CHANGE         % CHANGE
                                                   --------       --------       --------        ----------
Product Sales

Oregon Steel Division                              $138,821       $ 78,342       $ 60,479           77.2%
RMSM Division                                      $102,990       $ 88,588       $ 14,402           16.3%
                                                   --------       --------       --------           -----
  Consolidated                                     $241,811       $166,930       $ 74,881           44.9%
                                                   ========       ========       ========           =====

Tons shipped

Oregon Steel Division:
   Plate and Coil                                   173,800        108,700         65,100           59.9%
   Welded Pipe                                       58,800         51,100          7,700           15.1%
   Structural Tube                                   10,400             --         10,400          100.0%
                                                   --------       --------       --------        --------
        Total Oregon Steel Division                 243,000        159,800         83,200           52.1%
                                                   --------       --------       --------        --------

RMSM Division:
   Rail                                             100,700        113,000        (12,300)         (10.9)%
   Rod and Bar                                      130,000        115,500         14,500           12.6%
   Seamless Pipe                                      2,800         10,900         (8,100)         (74.3)%
                                                   --------       --------       --------        ---------
        Total RMSM Division                         233,500        239,400         (5,900)          (2.4)%
                                                   --------       --------        -------        ---------
        Consolidated                                476,500        399,200         77,300           19.4%
                                                   ========       ========        =======        =========

Product Sales price per ton

Oregon Steel Division                              $    571       $    490       $     81           16.5%
RMSM Division                                      $    441       $    370       $     71           19.2%
  Consolidated                                     $    507       $    418       $     89           21.3%


      SALES. The increase in consolidated tonnage shipments are primarily due to increased shipments of plate, coil, welded pipe, structural tubing and rod products partially offset by lower rail and seamless pipe shipments. The increase in product sales and average product sales price were primarily due to higher average selling prices for plate, coil, rail and rod and bar products and the increased shipments noted above, partially offset by lower average selling prices for welded and seamless pipe. Increased shipments and selling prices are the result of a combination of factors including strong steel demand in Asia, a weak United States dollar and increased ocean freight costs, all of which makes the United States market less attractive to foreign producers.


      GROSS PROFIT
                                                                          THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------------------------
                                                              2004             2003       CHANGE     % CHANGE
                                                             -------          ------     -------     --------
                   Gross Profit                              $37,796          $6,079     $31,717      521.8%


      The increase in gross profit was primarily a result of the increased volume and higher average sales prices discussed above, partially offset by higher slab and scrap costs and the inability of the Company to fully recover its cost of raw material for rail and large diameter pipe products.


      SELLING, GENERAL AND ADMINISTRATIVE

                                                                        THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------------------------
                                                               2004          2003         CHANGE      % CHANGE
                                                              -------       -------       ------      --------
                   Selling, General and Administrative        $12,330       $12,489       $(159)       (1.3)%


      The decrease in selling, general and administrative expenses for the first quarter of 2004 was primarily the result of both decreased costs for information technology support and equipment and lower depreciation expense of certain information technology assets, partially offset by increased costs related to the handling and loading of products for sale due to an increase in the volume of tons shipped in the first quarter of 2004, and by an increase in bad debt expense.

      INTEREST EXPENSE

                                                                        THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------------------------
                                                               2004          2003         CHANGE      % CHANGE
                                                              ------        ------        ------      --------
                   Interest Expense                           $8,529        $8,101         $428         5.3%

      The increase in interest expense was due to short-term borrowings under the Credit Agreement during the first quarter of 2004 versus no borrowings in the first quarter of 2003 and the addition of OFP interest expense in the first quarter of 2004 due to the adoption of FIN 46R. (See Note 10, "Joint Venture and Adoption of FIN 46R - Consolidation of Variable Interest Entities.") financial statements).

      INCOME TAXES

                                                                        THREE MONTHS ENDED MARCH 31,
                                                               -----------------------------------------------
                                                               2004          2003         CHANGE      % CHANGE
                                                               ----         ------       --------     --------
                   Income Tax (Expense) Benefit                $(2)         $5,220       $(5,222)     (100.0)%


      The effective income tax benefit rate was less than 1% for the first quarter of 2004, compared to the tax expense rate of 36.6% in the first quarter of 2003. The effective income tax rate for 2004 varied from the combined state and federal statutory rate principally because the Company reversed a portion of the valuation allowance, established in 2003, for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits. SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not"; otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company reduced their valuation allowance by $3.2 million in the first quarter of 2004 due to less uncertainty regarding the realization of these deferred tax assets. The Company will continue to evaluate the need for valuation allowances in the future. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2004, the Company's liquidity, comprised of cash, cash equivalents, and funds available under its $65 million revolving credit agreement ("Credit Agreement") totaled approximately $51.1 million, compared to $49.7 million at December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2004, the Company's liquidity, comprised of cash, cash equivalents, and funds available under its $65 million revolving credit agreement ("Credit Agreement") totaled approximately $51.1 million, compared to $49.7 million at December 31, 2003.

      Net cash provided by operating activities was $4.7 million for the first three months of 2004 compared to $1.2 million used in operations in the same period of 2003. The items primarily affecting the $5.9 million increase in cash flows were operating income, before consideration of non-cash transactions, and changes in net working capital requirements of $22.9 million.

      Net cash used by investing activities in the first quarter of 2004 totaled $4.0 million compared to $6.5 million in the same period of 2003. The decrease was in part due to a $2.3 million decrease in additions to property, plant and equipment. During the first quarter of 2004, the Company expended approximately $3.0 million and $1.2 million on capital projects (excluding capitalized interest) at the Oregon Steel Division and the RMSM Division, respectively.

      Net working capital at March 31, 2004 increased $6.4 million compared to December 31, 2003, reflecting a $13.4 million decrease in current assets and a $19.8 million decrease in current liabilities. The decrease in current assets was primarily due to a decrease in inventories, deferred tax asset, and other assets of $4.2 million, $11.9 million, and $5.0 million, respectively, offset by a $7.0 million increase in accounts receivable. The increase in accounts receivable was primarily attributable to increased sales and sales prices for plate and coil, and rod and bar products. The decrease in current liabilities was due primarily to a decrease in trade accounts payable of $12.2 million due to payments for slabs, a decrease of $4.8 million in deferred revenue due to delivery of products, and a decrease in accrued interest of $7.8 million due to the timing of an interest payment on the 10% Notes, partially offset by an increase in accrued incentive compensation of $3.6 million and a $2.0 million increase in the current portion of the OFP debt.

      On July 15, 2002, the Company issued $305 million of 10% First Mortgage Notes due 2009 ("10% Notes") at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Company (exclusive of Camrose Pipe Corporation), excluding accounts receivable, inventory, and certain other assets. As of March 31, 2004, the Company had outstanding $305 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company's net income, as defined. Under these restrictions, there was no amount available for cash dividends at March 31, 2004. New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain assets of the Company and the Guarantors, excluding accounts receivable, inventory, and certain other assets.

     On March 29, 2000, Oregon Feralloy Partners ("OFP") entered into a 7-year $14 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility. Amounts under the loan agreement bear interest based on the prime rate plus a margin ranging from 1.84% to 3.00%, and as of March 31, 2004, there was $9.5 million of principal outstanding. The loan is secured by all the assets of OFP. The creditors of OFP have no recourse to the general credit of the Company. Effective March 31, 2004, the Company included the OFP loan balance in the consolidated balance sheet as a result of the adoption of FIN 46R (See Note 10, "Joint Venture and Adoption of FIN 46R - Consolidation of Variable Interest Entities").

      As of March 31, 2004, Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P., and Colorado and Wyoming Railway Company ("Borrowers") maintained a $65 million revolving credit agreement ("Credit Agreement"), which will expire on June 30, 2005. At March 31, 2004, $5.0 million was restricted under the Credit Agreement, $15.4 million was restricted under outstanding letters of credit, and $44.6 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.75%. During the quarter, short-term borrowings ranged from zero to $17 million, at an interest rate of approximately 5%. As of March 31, 2004, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the average interest rate for the Credit Agreement would have been 5.0%. The unused line fees were 0.75%. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. The Company cannot pay cash dividends without prior approval from the lenders. At March 31, 2004, the Borrowers were in compliance with the Credit Agreement covenants.

      Camrose maintains a CDN $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2005. As of March 31, 2004, the interest rate of this facility was 4.0%. Annual commitment fees are 0.25% of the unused portion of the credit line. At March 31, 2004, there was no outstanding balance due under the credit facility. At March 31, 2004, Camrose was in compliance with the revolving credit facility covenants.

      As of March 31, 2004, principal payments on debt are due as follows (in thousands):


                2004                                         $ 2,000
                2005                                           2,000
                2006                                           2,000
                2007                                           3,500
                2008                                               -
                2009                                         305,000
                                                             -------
                                                            $314,500
                                                            ========


      Primarily due to the favorable net results for the first three months of 2004, the Company has been able to satisfy its needs for working capital and capital expenditures through operations and in part through its available cash on hand. The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from funds generated from operations, and if necessary, from the available credit facility.

         The Company's level of indebtedness presents other risks to investors, including the possibility that the Company and its subsidiaries may be unable to generate cash sufficient to pay the principal of and interest on their indebtedness when due. In that event, the holders of the indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and to proceed against their collateral, if applicable. These actions would likely have a material adverse effect on the Company. In addition, the Company faces potential costs and liabilities associated with environmental compliance and remediation issues and the labor dispute at the Pueblo Mill. See
Part 1, "Consolidated Financial Statements - Note 9, "Contingencies" of this quarterly report for a description of those matters. Any costs or liabilities in excess of those expected by the Company could have a material adverse effect on the Company.

OFF BALANCE SHEET ARRANGEMENTS

      Information on the Company's off balance sheet arrangements is disclosed in the contractual obligations table of the Company's 2003 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No material changes.


ITEM 4.  CONTROLS AND PROCEDURES

      As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date the Company completed its evaluation.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      See Part 1, "Consolidated Financial Statements - Note 9, Contingencies" for a discussion of the status of (a) the environmental issues at the Portland Mill and RMSM, and (b) the status of the labor dispute at RMSM.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Meeting of Stockholders on April 29, 2004.

      The stockholders elected William Kinnune, David Parkinson, and Brett Wilcox as Class A directors, to serve until May 2007. All Class B and Class C directors continued in office after the meeting. Kinnune, Parkinson and Wilcox were elected by a vote of 23,342,257 shares, 23,310,894 shares, and 23,339,237 shares, respectively, and 307,388 shares, 338,751 shares, and 310,408 shares, respectively, withheld authority to vote.

      The stockholders also voted on a proposal, submitted by a stockholder, to hire a proxy advisory firm. The proposal was defeated with a vote of 11,384,183 shares against, 2,861,576 shares for, 98,732 shares abstaining, and 12,150,681 shares subject to broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)      EXHIBITS


       31.1 Certification of Chief Executive Officer required by Rules 13a-14(a) and 15d-14(a) as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of Chief Financial Officer required by Rules 13a-14(a) and 15d-14(a) as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) REPORTS ON FORM 8-K

           On January 16, 2004, the Company filed a report on Form 8-K announcing a tentative agreement to settle a six-year old labor dispute between the United Steel Workers of America and the Company's majority-owned subsidiary Rocky Mountain Steel Mills.

           On March 16, 2004, the Company filed a report on Form 8-K in relation to a press release announcing its financial results for the fourth quarter ended December 31, 2003, which was subsequently amended on March 22, 2004 to include the transcript of the earnings conference call held on March 18, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           OREGON STEEL MILLS, INC.



Date:   May 6, 2004                          /s/ Jeff S. Stewart
                                           ------------------------------------
                                                Jeff S. Stewart
                                             Corporate Controller
                                           (Principal Accounting Officer)

                            OREGON STEEL MILLS, INC.

                                  EXHIBIT INDEX

              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                              ENDED MARCH 31, 2004



     31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
     31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
     32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer