Form 10-Q
period 2004-06-30
OREGON STEEL MILLS INC
filed 2004-08-09
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2004
                               -------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number       1-9887
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

                                    Yes X     No
                                       ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                     Yes  X   No
                                         ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, $.01 Par Value                     26,657,504
         ----------------------------              -----------------------------
                    Class                          Number of Shares Outstanding
                                                      (as of July 31, 2004)

                            OREGON STEEL MILLS, INC.
                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION...............................................2


           Item 1.   Financial Statements......................................2

                     Notes to Consolidated Financial Statements................5

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................15

           Item 3.   Quantitative and Qualitative Disclosures about
                     Market Risk..............................................20

           Item 4.   Controls and Procedures..................................20



PART II.  OTHER INFORMATION...................................................21


           Item 1.     Legal Proceedings......................................21

           Item 6.     Exhibits and Reports on Form 8-K.......................21

           SIGNATURES.........................................................22

PART I.    FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                         OREGON STEEL MILLS, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                           JUNE 30,            DECEMBER 31,
                                                                             2004                2003
                                                                        ----------------       ------------
                                          ASSETS                          (UNAUDITED)
Current assets:
      Cash and cash equivalents                                          $  52,958              $   5,770
      Trade accounts receivable, less allowance for doubtful
       accounts of $4,497 and $3,665                                        93,013                 80,190
      Inventories                                                          154,435                139,623
      Deferred income taxes                                                  7,741                 19,545
      Other                                                                  9,551                 15,596
                                                                         ---------              ---------
          Total current assets                                             317,698                260,724
                                                                         ---------              ---------
Property, plant and equipment:
      Land and improvements                                                 33,391                 33,337
      Buildings                                                             59,207                 54,144
      Machinery and equipment                                              839,089                817,053
      Construction in progress                                              13,149                 13,654
                                                                         ---------              ---------
                                                                           944,836                918,188
      Accumulated depreciation                                            (462,647)              (440,607)
                                                                         ---------              ---------
          Net property, plant and equipment                                482,189                477,581
                                                                         ---------              ---------

Goodwill                                                                       520                    520
Intangibles, net                                                            11,662                 11,803
Other assets                                                                11,488                 15,514
                                                                         ---------              ---------
                TOTAL ASSETS                                             $ 823,557              $ 766,142
                                                                         =========              =========
                                       LIABILITIES
Current liabilities:
      Current portion of long-term debt                                  $   2,000              $      --
      Accounts payable                                                      77,880                 73,006
      Accrued expenses                                                      59,282                 60,991
                                                                         ---------              ---------
          Total current liabilities                                        139,162                133,997

Long-term debt                                                             309,550                301,832
Deferred employee benefits                                                  49,500                 49,887
Labor dispute settlement                                                    63,522                 27,844
Environmental liability                                                     27,271                 28,317
Deferred income taxes                                                        7,979                 20,442
Other long-term liabilities                                                    256                     --
                                                                         ---------              ---------
          Total liabilities                                                597,240                562,319
                                                                         ---------              ---------

Minority interests                                                          17,199                 16,571
                                                                         ---------              ---------
Contingencies (Note 10)
                                 STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share; 1,000 shares
   authorized; none issued                                                      --                     --
Common stock, par value $.01 per share; 45,000 shares authorized,
   26,636 and 26,398 shares issued and outstanding                             266                    264
Additional paid-in capital                                                 228,747                227,703
Accumulated deficit                                                         (4,794)               (26,339)
Accumulated other comprehensive loss:
      Cumulative foreign currency translation adjustment                    (4,198)                (3,473)
      Minimum pension liability                                            (10,903)               (10,903)
                                                                         ---------              ---------
          Total stockholders' equity                                       209,118                187,252
                                                                         ---------              ---------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 823,557              $ 766,142
                                                                         =========              =========

          The accompanying notes are an integral part of the consolidated financial statements.

                                      -2-


                                        OREGON STEEL MILLS, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                              (UNAUDITED)

                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       JUNE 30,                           JUNE 30,
                                                             ----------------------------        --------------------------
                                                                  2004            2003              2004            2003
                                                             -----------        ---------        ----------      ----------
Sales:
      Product Sales                                            $ 269,936        $ 179,220        $ 511,746        $ 346,151
      Freight                                                     11,833           10,674           22,419           19,425
                                                               ---------        ---------        ---------        ---------
                                                                 281,769          189,894          534,165          365,576
Costs and expenses:
      Cost of sales                                              212,772          190,006          427,372          359,607
      Labor dispute settlement adjustment (Note 10)               31,868               --           38,868               --
      Fixed and other asset impairment charges (Note 12)              --           36,113               --           36,113
      Selling, general and administrative expenses                13,774           12,434           27,683           24,925
      Gain on sale of assets                                         (30)            (213)            (293)            (274)
      Incentive compensation                                       3,042              117            5,088              339
                                                               ---------        ---------        ---------        ---------
                                                                 261,426          238,457          498,718          420,710
                                                               ---------        ---------        ---------        ---------
           Operating income (loss)                                20,343          (48,563)          35,447          (55,134)
Other income (expense):
      Interest expense, net                                       (8,461)          (8,352)         (17,029)         (16,561)
      Minority interests                                           1,259              459            1,614            2,462
      Other income                                                   836            2,204            1,472              735
                                                               ---------        ---------        ---------        ---------
           Income (loss) before income taxes                      13,977          (54,252)          21,504          (68,498)
Income tax benefit                                                    43            2,305               41            7,525
                                                               ---------        ---------        ---------        ---------
Net income (loss)                                              $  14,020        $ (51,947)       $  21,545        $ (60,973)
                                                               =========        =========        =========        =========

Basic income (loss) per share                                  $    0.53        $   (1.97)       $    0.81        $   (2.31)
Diluted income (loss) per share                                $    0.52        $   (1.97)       $    0.81        $   (2.31)
Weighted average common shares and
common share equivalents outstanding:
           Basic                                                  26,567           26,388           26,528           26,388
           Diluted                                                26,832           26,388           26,697           26,388

                         The accompanying notes are an integral part of the consolidated financial statements.



                                       OREGON STEEL MILLS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                             (UNAUDITED)
                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                            ---------------------------
                                                                                 2004           2003
                                                                            ------------   ------------
Cash flows from operating activities:
      Net income (loss)                                                     $  21,545        $ (60,973)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                        19,499           21,691
          Labor dispute settlement adjustment (Note 10)                        35,720               --
          Fixed and other asset impairment charges (Note 12)                       --           36,113
          Deferred income taxes, net                                             (546)          (7,442)
          Gain on sale of assets                                                 (293)            (274)
          Minority interests                                                   (1,614)          (2,462)
          Changes in current assets and liabilities:
            Trade accounts receivable                                         (12,823)          23,250
            Inventories                                                       (14,812)           3,414
            Operating liabilities                                                 921          (12,390)
            Other, net                                                          8,411            1,121
                                                                            ---------        ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                            56,008            2,048
                                                                            ---------        ---------

Cash flows from investing activities:
      Additions to property, plant and equipment                               (9,461)         (11,618)
      Proceeds from disposal of property and equipment                            115              582
      Other, net                                                                  (30)            (479)
                                                                            ---------        ---------
          NET CASH USED BY INVESTING ACTIVITIES                                (9,376)         (11,515)
                                                                            ---------        ---------

Cash flows from financing activities:
      Proceeds from bank debt                                                 186,097               --
      Payments on bank and long-term debt                                    (186,097)              --
      Minority share of subsidiary's distribution                                  --           (1,436)
      Issuance of common stock                                                    934               --
                                                                            ---------        ---------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        934           (1,436)
                                                                            ---------        ---------

Effects of foreign currency exchange rate                                        (378)           2,619
                                                                            ---------        ---------
Net increase (decrease) in cash and cash equivalents                           47,188           (8,284)
Cash and cash equivalents at the beginning of period                            5,770           33,050
                                                                            ---------        ---------

Cash and cash equivalents at the end of period                              $  52,958        $  24,766
                                                                            =========        =========

Supplemental disclosures of cash flow information:

   Cash paid for:
   --------------
      Interest                                                              $  15,275        $  15,642
      Income taxes                                                          $     778        $     217

   Non-cash activities:
   --------------------
      See Note 11 for a description of the non-cash consolidation of Oregon Feralloy Partners

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

     The unaudited financial statements include all adjustments, consisting of normal recurring accruals and other charges as described in Note 10, "Contingencies - Labor Matters - CF&I Labor Dispute Settlement - Accounting" and in Note 12, "Asset Impairments," which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 2003 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.


RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46 (revised December 2003), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51," ("FIN 46R") which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R applied immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods ending after March 15, 2004. The Company adopted FIN 46R on January 1, 2004. The financial statement impact was to increase current assets by $1.7 million, increase net property, plant and equipment by $15 million, decrease other assets by $3.5 million, increase current liabilities by $3.4 million, increase long-term debt by $7.5 million (consisting of bank debt) and increase minority interest by $2.3 million. See Note 11, "JOINT VENTURE AND ADOPTION OF FIN 46R - CONSOLIDATION OF VARIABLE INTEREST ENTITIES" for additional disclosures.

     In December 2003, the FASB issued SFAS No. 132 (revised), "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirement contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally is effective for fiscal years ending after December 15, 2003. The Company discloses the requirements of SFAS No. 132 (revised) in Note 8, "Employee Benefit Plans."


RECLASSIFICATIONS

     Certain reclassifications have been made to the prior periods to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

2.   STOCK-BASED COMPENSATION
     ------------------------

     The Company has two stock-based compensation plans to make awards of options to officers, key employees and non-employee directors. The Company accounts for its plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based compensation cost is reflected in net income from these plans, as all options granted under these plans had exercise prices equal to the market value of the underlying common stock at the date of the grant. Options have a term of ten years and generally vest over one to three years from the date of the grant.

     The following tables illustrate the effect on net income and earnings per share as if the Black-Scholes fair value method described in SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," as amended, had been applied to the Company's stock option plans.

                                                                    THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
                                                                   ----------------------------        -----------------------------
                                                                      2004               2003              2004              2003
                                                                   -----------       ----------        ----------         ----------
                                                                               (In thousands, except per share amounts)

Net income (loss), as reported                                     $   14,020        $  (51,947)       $   21,545        $  (60,973)
Deduct: total stock-based compensation expense
    determined under fair value based method for
    all awards, net of related tax effects                               (281)              (70)             (311)             (125)
                                                                   ----------        ----------        ----------        ----------
Pro forma net income (loss)                                        $   13,739        $  (52,017)       $   21,234        $  (61,098)
                                                                   ==========        ==========        ==========        ==========
 Income (loss) per share:
      Basic - as reported                                                $.53            $(1.97)             $.81            $(2.31)
      Basic - pro forma                                                  $.52            $(1.97)             $.80            $(2.32)
      Diluted - as reported                                              $.52            $(1.97)             $.81            $(2.31)
      Diluted - pro forma                                                $.51            $(1.97)             $.80            $(2.32)


         The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                           THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                           --------------------------        ------------------------
                                              2004             2003            2004             2003
                                             -----            -----          -------          -------
     Annualized dividend yield                  0%               0%              0%                0%
     Common stock price volatility           76.6%            73.8%           76.6%             73.8%
     Risk free rate of return                 4.1%             3.5%            4.1%              3.5%
     Expected option term (in years)            7                7               7                 7


3.   INVENTORIES


     Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method. The components of inventories are as follows:

                                                 JUNE 30,         DECEMBER 31,
                                                   2004               2003
                                                 --------         ------------
                                                       (IN THOUSANDS)

    Raw materials                                $ 15,361           $  5,214
    Semi-finished product                          64,101             55,864
    Finished product                               45,725             49,478
    Stores and operating supplies                  29,248             29,067
                                                 --------           --------
         Total inventory                         $154,435           $139,623
                                                 ========           ========


4.  COMPREHENSIVE INCOME (LOSS)
    ---------------------------

                                                    THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                                    --------------------------           ------------------------
                                                        2004            2003               2004           2003
                                                    ----------      ----------           --------      ----------
                                                          (In thousands)                      (In thousands)
Net income (loss)                                     $ 14,020      $(51,947)            $ 21,545      $(60,973)
Foreign currency translation adjustment                   (216)        2,478                 (378)        2,619
                                                      --------      --------             --------      --------
Comprehensive income (loss)                           $ 13,804      $(49,469)            $ 21,167      $(58,354)
                                                      ========      ========             ========      ========

5.   DEBT, FINANCING ARRANGEMENTS, AND LIQUIDITY

     Debt balances were as follows:

                                                                       JUNE 30,          DECEMBER 31,
                                                                         2004                2003
                                                                       ---------        -------------
                                                                              (IN THOUSANDS)
    10% First Mortgage Notes due 2009                                   $305,000          $305,000
    Less unamortized discount on 10% Notes                                (2,950)           (3,168)
    Oregon Feralloy Partners Term Loan                                     9,500                --
                                                                        --------          --------
         Total debt outstanding                                          311,550           301,832
    Less current portion of Oregon Feralloy Partners Term Loan            (2,000)               --
                                                                        --------          --------
         Non-current maturity of long-term debt                         $309,550          $301,832
                                                                        ========          ========


     On July 15, 2002, the Company issued $305 million of 10% First Mortgage Notes due 2009 ("10% Notes") at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of the Company (exclusive of CPC), excluding accounts receivable, inventory, and certain other assets. As of June 30, 2004, the Company had outstanding $305 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company's net income, as defined. Under these restrictions, there was no amount available for cash dividends at June 30, 2004. New CF&I and CF&I (collectively, the "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

     On March 29, 2000, OFP entered into a 7-year $14 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility. Amounts outstanding under the loan agreement bear interest based on the prime rate plus a margin ranging from 1.84% to 3.00%, and as of June 30, 2004, there was $9.5 million of principal outstanding of which $2.0 million was classified as current. The loan is secured by all the assets of OFP. The creditors of OFP have no recourse to the general credit of the Company. Effective January 1, 2004, the Company included the OFP loan balance in the consolidated balance sheet as a result of the adoption of FIN 46R. See Note 11, "JOINT VENTURE AND ADOPTION OF FIN 46R - CONSOLIDATION OF VARIABLE INTEREST ENTITIES."

     As of June 30, 2004, Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P., and Colorado and Wyoming Railway Company ("Borrowers") maintained a $65 million revolving credit agreement ("Credit Agreement"), which will expire on June 30, 2005. At June 30, 2004, $5.0 million was restricted under the Credit Agreement, $15.4 million was restricted under outstanding letters of credit, and $44.6 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.75%. During the quarter ended June 30, 2004, there was a total of $11.5 million of short-term borrowings under the Credit Agreement with an average daily balance of $0.3 million. As of June 30, 2004, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the average interest rate for the Credit Agreement would have been 5.0%. The unused commitment fees were 0.75% for the quarter ended June 30, 2004. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. The Company cannot pay cash dividends without prior approval from the lenders.

     Camrose maintains a CDN $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2005. As of June 30, 2004, the interest rate of this facility was 3.75%. Annual commitment fees are 0.25% of the unused portion of the credit line. At June 30, 2004, there was no outstanding balance due under the credit facility.

     As of June 30, 2004, principal payments on debt are due as follows (in thousands):

                2004                                       $ 1,000
                2005                                         2,000
                2006                                         2,000
                2007                                         4,500
                2008                                            --
                2009                                       305,000
                                                          --------
                                                          $314,500
                                                          ========


6.   INCOME TAXES
     ------------

     The effective income tax benefit rate was less than 1% for the three and six months ended June 30, 2004, as compared to a tax benefit rate of 4.2% and 11.0% in the corresponding periods in 2003. The effective income tax rate for the three and six months ended June 30, 2004 varied from the combined state and federal statutory rate principally because the Company reversed a portion of the valuation allowance, established in 2003, for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits.

     SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not"; otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company reduced the valuation allowances by $7.3 million and $10.5 million, respectively, in the three and six months ended June 30, 2004 due to less uncertainty regarding the realization of deferred tax assets. At June 30, 2004, the valuation allowance for deferred tax assets was $42.9 million.

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

     Shares used in calculating basic and diluted earnings per share for the three-month and six-month periods ended June 30, are as follows:

                                                      THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                                     ----------------------------        ------------------------
                                                        2004         2003                  2004          2003
                                                     --------     --------               --------     -----------
                                                               (In thousands, except per share amounts)
Basic weighted average
   shares outstanding                                  26,567       26,388                 26,528       26,388
Dilutive effect of:
   Employee stock options                                 265           --                    169           --
                                                     --------     --------               --------     --------

Weighted average number of shares outstanding:
    Assuming dilution                                  26,832       26,388                 26,697       26,388
                                                     ========     ========               ========     ========

Net income (loss)                                    $ 14,020     $(51,947)              $ 21,545     $(60,973)
                                                     ========     ========               ========     ========

Basic income (loss) per share:                           $.53       $(1.97)                  $.81       $(2.31)
Diluted income (loss) per share:                         $.52       $(1.97)                  $.81       $(2.31)

8.   EMPLOYEE BENEFIT PLANS
     ----------------------

     The Company has noncontributory defined benefit retirement plans, certain health care and life insurance benefits, an Employee Stock Ownership Plan, and qualified Thrift (401(k)) plans covering all of its eligible domestic employees.

     Components of net periodic benefit cost related to the defined benefit and certain health care and life insurance benefit plans were as follows:

                                                   THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
                                                   --------------------------        --------------------------
                                                     2004            2003                 2004          2003
                                                  ---------        --------          -----------     ----------
                                                         (In thousands)                     (In thousands)
Service cost                                       $ 1,169         $ 1,329              $ 2,338        $ 2,658
Interest cost                                        2,152           2,090                4,305          4,181
Expected return on plan assets                      (1,748)         (1,547)              (3,497)        (3,095)
Recognized net loss                                    420             419                  840            838
Amortization of transition asset                        49              49                   98             98
Amortization of prior service cost                      31              45                   62             91
                                                   -------         -------              -------        -------
    Total net periodic benefit cost                $ 2,073         $ 2,385              $ 4,146        $ 4,771
                                                   =======         =======              =======        =======

9.   CONCENTRATIONS
     --------------

     The Company's Portland mill purchases steel slab from a number of foreign producers. Any interruption or reduction in the supply of steel slab may make it difficult or impossible to satisfy customers' delivery requirements, which could have a material adverse effect on the Company's results of operations. Thus far in 2004, the Company's major suppliers of steel slab have been Ispat Mexicana S.A. de C. V. of Mexico and Companhia Siderurgica de Tubarao of Brazil. Any interruption of supply from these suppliers could have a material adverse effect on the Company's results of operations. Most of the steel slabs the Company purchases are delivered by ship. Any disruption to port operations, including those caused by a labor dispute involving longshoreman or terrorism, could materially impact the supply or the cost of steel slabs, which could have a material adverse effect on the Company's production, sales levels and profitability.


10.  CONTINGENCIES
     -------------

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

OREGON STEEL DIVISION

     In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality ("DEQ") committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Company's Portland mill may have affected sediment quality in the Willamette River. Based on preliminary findings, the Company is conducting a full remedial investigation ("RI"), including areas of investigation throughout the Portland mill, and has committed to implement source control if required. The Company's best estimate for costs of the RI study is $853,000 over the next two years. Accordingly, the Company has accrued a liability of $853,000 as of June 30, 2004. The Company has also recorded a $853,000 receivable for insurance proceeds that are expected to cover these RI costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI costs as incurred. Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company's results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs. The Company is unable at this time to determine if the likelihood of an unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.

     In a related matter, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency ("EPA"), identifying it, along with 68 other entities, as a potentially responsible party ("PRP") under the Comprehensive

Environmental Response, Compensation and Liability Act ("CERCLA") with respect to contamination in a portion of the Willamette River that has been designated as the "Portland Harbor Superfund Site." The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the Portland Harbor Superfund Site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland mill site) for which the Company has liability. At this time, nine private and public entities have signed an Administrative Order on Consent ("AOC") to perform a remedial investigation/feasibility study ("RI/FS") of the Portland Harbor Superfund Site under EPA oversight. The RI/FS is expected to be completed in 2008. Although we did not sign the original AOC, the Company is a member of the Lower Willamette Group, which is funding that investigation, and it signed a Coordination and Cooperation Agreement with the EPA that binds it to all terms of the AOC. The Company's cost associated with the RI/FS as of June 30, 2004 is approximately $441,000, all of which has been covered by the Company's insurer. As a best estimate of the Company's share of the remaining RI/FS costs, the Company has accrued a liability of $740,000 as of June 30, 2004. The Company has also recorded a $740,000 receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred. At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by identified PRPs. In addition, in June 2003, the Company signed a Funding and Participating Agreement whereby the Company, with nine other industrial and municipal parties, agreed to fund a joint effort with federal, state and tribal trustees to study potential natural resource damages in the Portland Harbor. The Company estimates its financial commitment in connection with this agreement to be approximately $591,000. Based on this estimate, the Company has accrued a liability of $591,000 as of June 30, 2004. The Company has also recorded a $591,000 receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these costs as incurred. This effort is expected to last until 2006. In connection with these matters, the Company could incur additional costs associated with investigation, remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company's results of operations. The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA, or natural resource damages and restoration that may be sought by federal, state and tribal natural resource trustees.

     In 2003, the wastewater treatment system at the Napa pipe mill overflowed on at least two occasions. These overflows are being investigated by several governmental agencies, including the EPA and the Napa County Department of Environmental Management. In connection with these matters, the Company expects to undertake certain capital improvements, and may be subject to fines or penalties. Based on currently available information, the Company does not believe these matters will be material to the Company's results of operations or cash flows.

RMSM DIVISION

     In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a postclosure permit for hazardous waste units at the Pueblo mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist. At June 30, 2004, the accrued liability was $27.5 million, of which $23.8 million was classified as non-current on the Company's consolidated balance sheet.

     The CDPHE inspected the Pueblo mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provided for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $25 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. The PSD permit was issued June 21, 2004.

     In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003. In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. Under this settlement and the settlement with the CDPHE, the Company is subject to certain penalties if it fails to comply with the terms of the settlement. As a result, the Company has incurred, and may in the future incur, additional penalties related to this matter. To date, such penalties (which relate to alleged violations of opacity standards) have not been material to the Company's results of operations and cash flows; however, the Company cannot be assured that future penalties will not be material.

     In response to the CDPHE settlement and the resolution of the EPA action, CF&I expensed $2.8 million in 2001 for possible fines and non-capital related expenditures. As of June 30, 2004, the remaining accrued liability was approximately $539,000.

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

     In a related matter, in April 2000, the United Steelworkers of America ("Union") filed suit in the United States District Court in Denver, Colorado, asserting that the Company and CF&I had violated the CAA at the Pueblo mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. The parties to the above-referenced litigation have negotiated a tentative settlement of the labor dispute and all associated litigation, including this Union suit. See "Labor Matters" for a description of the tentative settlement.

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

     On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of June 30, 2004, approximately 827 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At June 30, 2004, approximately 123 Unreinstated Employees remain unreinstated.

     On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs, as positions became open. As noted above, there were approximately 123 Unreinstated Employees as of June 30, 2004. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees.

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

CF&I LABOR DISPUTE SETTLEMENT

     On January 15, 2004 the Company announced a tentative agreement to settle the labor dispute between the Union and CF&I ("Settlement"). The Settlement is conditioned on, among other things, (1) its approval by stockholders of New CF&I, (2) ratification of a new collective bargaining agreement being executed between CF&I and the Union, (3) approval of the Settlement by the NLRB and the dismissal of cases pending before the NLRB related to the labor dispute and (4) various pending legal actions between the Company, New CF&I and CF&I and the Union being dismissed. The Settlement, if approved, will provide remedies for all outstanding unfair labor practices between CF&I and the Union and sets the stage for the ratification of new five-year collective bargaining agreements. The Settlement includes the creation of a labor dispute settlement trust ("Trust") that will hold four million shares of the Company's registered common stock after issuance by the Company. As part of the Settlement, the Company will agree to give the Trust certain piggy back and demand registration rights. The Settlement also includes payment by the Company of: (1) a cash contribution of $2,500 for each beneficiary, estimated to be in total $2.5 million and (2) beginning on the effective date of the Settlement, a ten-year profit participation obligation consisting of 25% of CF&I's quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3 million per year for 2004 through 2008 and $4 million per year for 2009 through 2013. The beneficiaries are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which will be effected through the new five-year collective bargaining agreement, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 will be immediately eligible to apply for and receive qualified long-term disability ("LTD") benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes the Company's agreement to nominate a director designated by the Union on its Board of Directors, and to a broad based neutrality clause for certain of the Company's facilities in the future.

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

CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING

     The Company recorded charges of $31.1 million in the fourth quarter of 2003, $7 million in the first quarter of 2004, and an additional charge of $31.9 million in the second quarter of 2004, of which $23.2 million, $7 million, and $28.7 million, respectively, were non-cash, related to the tentative agreement to issue four million shares of Company common stock to the Trust as part of the Settlement. The non-cash portion of the charge in the second quarter of 2004 is a result of adjusting the previously recorded value at March 31, 2004 of the four million shares of Company common stock ($30.2 million at $7.56 per share) to market at June 30, 2004. The closing of the Company's common stock on the New York Stock Exchange at June 30, 2004 was $14.74 per share, resulting in an additional labor dispute settlement charge of $28.7 million for the second quarter of 2004. The Company will continue to adjust the common stock charge portion of the Settlement at the end of each quarter either up or down for the change in the price of the Company's common stock through the effective date of the Settlement. In addition, as part of the Settlement, the Company agreed, under certain circumstances, to pay on behalf of the Trust, certain expenses that would otherwise be incurred by the Trust related to the issuance of the four million shares. Accordingly, the Company recorded an additional charge in the second quarter of 2004 of approximately $3.2 million as part of the cost of Settlement related to the issuance of the shares to the Trust. As of June 30, 2004, the liability accrued for all these settlement charges totals $70.0 million, with $63.5 million classified as long-term on the balance sheet. The accrual for the LTD benefits ($5.3 million at June 30, 2004) may also change, as better claims information becomes available. As employees accept the early retirement benefits, the Company expects to record an additional charge during 2004 estimated at approximately $6.8 million related to these benefits. The enhancements to pension and post-retirement medical benefits for non-early retirees will be accounted for prospectively on the date at which plan amendments occur pursuant to the new five-year collective bargaining agreements in accordance with SFAS No. 87 and SFAS No. 106. In addition to these charges, the Company recorded $1.4 million, and $3.0 million, for the three and six months ended June 30, 2004, for selling, general and administrative expenses incurred under the profit participation component of the Settlement.

PURCHASE COMMITMENTS

     Effective January 8, 1990, the Company entered into an agreement, which was subsequently amended on December 7, 1990 and again on April 3, 1991, to purchase a base amount of oxygen produced from a facility located at the Company's Portland mill. The oxygen facility is owned and operated by an independent third party. The agreement expires in August 2011 and specifies that the Company will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at June 30, 2004 was approximately $129,000. See Note 12, "ASSET IMPAIRMENTS" for potential costs related to this contract. A similar contract to purchase oxygen for the Pueblo mill was entered into on February 2, 1993 by CF&I, and was subsequently amended on August 4, 1994. The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at June 30, 2004 was $119,000.

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


11. JOINT VENTURE AND ADOPTION OF FIN 46R - CONSOLIDATION OF VARIABLE INTEREST
    --------------------------------------------------------------------------
    ENTITIES
    --------

     In June 1999, a wholly-owned subsidiary of the Company and Feralloy Oregon Corporation ("Feralloy") formed OFP to construct a temper mill and a cut-to-length ("CTL") facility ("Facility") with an annual stated capacity of 300,000 tons to process CTL plate from steel coil produced at the Company's plate mill in Portland, Oregon. The Facility commenced operations in May 2001. The Company has a 60% profit/loss interest and Feralloy, the managing partner, has a 40% profit/loss interest in OFP. Each partner holds 50% voting rights as an owner of OFP. The Company is not required to, nor does it currently anticipate it will, make other contributions of capital to fund operations of OFP. However, the Company is obligated to supply a quantity of steel coil for processing through the Facility of not less than 15,000 tons per month. In the event that the three month rolling average of steel coil actually supplied for processing is less than 15,000 tons and OFP operates at less than breakeven (as defined in the Joint Venture Agreement), then the Company is required to make a payment to OFP at the end of the three-month period equal to the shortfall. During the second quarter of 2004, the Company did not supply the minimum steel required to OFP and OFP did not operate at breakeven. Consequently, during the second quarter of 2004, the Company expensed and recorded an obligation to OFP of approximately $34,000.

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

12.  ASSET IMPAIRMENTS
     -----------------

     In May 2003, the Company shut down its Portland mill melt shop. The determination to close the melt shop was based on 1) the Company's ability to obtain steel slab through purchases from suppliers on the open market, and 2) high energy and raw material costs and the yield losses associated with the inefficient casting technology in use at the Portland mill. The Company continues to maintain the melt shop in operating condition but is also exploring other alternatives and has contracted with a third party to market the melt shop equipment to suitable buyers.

     In connection with the melt shop closure, the Company has determined the value of the related assets to be impaired. Accordingly, in the second quarter of 2003, the Company recorded a pre-tax impairment charge to earnings of $27.0 million for the melt shop and other related assets. Of this impairment charge recognized, $18.3 million represented impairment of fixed assets and $8.4 million pertained to reduction of dedicated stores and operating supplies to net realizable value. Following the impairment charge, the carrying value of the fixed assets was approximately $1.4 million. The fair value of the impaired fixed assets was determined using the Company's estimate of market prices for similar assets. Associated with the operations of the melt shop is an oxygen purchase contract which cannot be used in current operations and therefore does not provide a current benefit to the Company unless the Company decides to restart the melt shop. In the future, if the Company determines the melt shop will not reopen, or decides to terminate the associated oxygen purchase contract, it will incur an expense for contract termination costs. The Company estimates the cancellation and buyout costs could range from $3.0 million to $5.5 million, depending on negotiation of a settlement. None of the future costs of the contract have been accrued as of June 30, 2004, in accordance with SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES" as the Company has not effectively ceased its rights under the contract.

     As discussed in Note 10, "CONTINGENCIES" above, part of the settlement with the CDPHE and the EPA requires CF&I to install one new electric arc furnace, and thus the two existing furnaces with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. Accordingly, in the second quarter of 2003, the Company recorded a pre-tax impairment charge to earnings of $9.1 million. Of this impairment charge recognized, $8.1 million represented impairment of fixed assets and $1.0 million pertained to reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value following the impairment charge, the carrying value of the fixed assets was zero after the effect of the impairment charge.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     The following information contains forward-looking statements, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements made in this report that are not statements of historical fact are forward-looking statements. Forward-looking statements made in this report can be identified by forward-looking words such as, but not limited to, "expect," "anticipate," "believe," "intend," "plan," "seek," "estimate," "continue," "may," "will," "would," "could," "likely," and similar expressions. These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. These risks and uncertainties include, but are not limited to:
[BULLET] changes in market supply and demand for steel, including the effect of changes in general economic conditions and imports;
[BULLET] changes in the availability and costs of steel scrap, steel scrap substitute materials, steel slab and billets and other raw materials or supplies used by the Company, as well as the availability and cost of electricity and other utilities;
[BULLET] downturns in the industries the Company serves, including the rail transportation, construction, capital equipment, oil and gas, and durable goods segments;
[BULLET] increased levels of steel imports;
[BULLET] the Company's substantial indebtedness, debt service requirements, and liquidity constraints;
[BULLET] the Company's highly leveraged capital structure and the effect of restrictive covenants in its debt instruments on our operating and financial flexibility;
[BULLET] availability and adequacy of the Company's cash flow to meet its requirements;
[BULLET] actions by the Company's domestic and foreign competitors;
[BULLET] unplanned equipment failures and plant outages;
[BULLET] costs of environmental compliance and the impact of governmental regulations;
[BULLET] risks related to pending environmental matters, including the risk that costs associated with such matters may exceed the Company's expectations or available insurance coverage, if any, and the risk that the Company may not be able to resolve any matter as expected;
[BULLET] risks relating to the Company's relationship with its current unionized employees and the possibility of future unionization at its Portland mill;
[BULLET] changes in the Company's relationship with its workforce;
[BULLET] changes in United States or foreign trade policies affecting steel imports or exports, and
[BULLET] risks related to the outcome of the pending Union dispute.

OVERVIEW

     The consolidated financial statements include the accounts of the Company and its subsidiaries, which include wholly-owned CPC, which does business as Columbia Structural Tubing and through ownership in another corporation holds a 60 percent interest in Camrose; a 60 percent interest in OFP; and 87 percent-owned New CF&I, which owns a 95.2 percent interest in CF&I. The Company also directly owns an additional 4.3 percent interest in CF&I. In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills. New CF&I owns a 100 percent interest in the Colorado and Wyoming Railway Company. All significant inter-company balances and transactions have been eliminated.

     The Company currently has two aggregated operating divisions known as the Oregon Steel Division and the RMSM Division. The Oregon Steel Division is centered at the steel plate mill in Portland, Oregon, which supplies steel for the Company's steel plate, structural tubing, and welded pipe finishing facilities. The Oregon Steel Division's steel pipe mill in Napa, California is a large diameter steel pipe mill and fabrication facility. The Oregon Steel Division also produces large diameter pipe and electric resistance welded pipe at Camrose. In October 2003, the Oregon Steel Division began production of structural tubing at its Columbia Structural Tubing facility. The RMSM Division consists of the steelmaking and finishing facilities of the Pueblo mill, as well as certain related operations.

     In June 2004, the Company announced the indefinite idling of the Napa pipe mill. The determination to idle the Napa pipe mill was based on (1) the ability to improve operating margins by directing production of the Portland mill to support plate and coil customers, the structural tubing operation, and the Canadian line pipe business instead of the Napa pipe mill, (2) the assessment that the Company's large diameter pipe business can be effectively produced at the Camrose pipe mill, and (3) the ability to restart the Napa pipe mill should market conditions change.

     On January 15, 2004, the Company announced a tentative agreement to settle the labor dispute between the Union and CF&I. The Company recorded a charge of $31.1 million in the fourth quarter of 2003, an additional charge of $7.0 million in the first quarter of 2004, and an additional charge of $31.9 million in the second quarter of 2004 related to the tentative Settlement. See Note 10 to the Consolidated Financial Statements, "CONTINGENCIES - LABOR MATTERS - CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING" for a discussion of the accounting for the tentative agreement.

     In May 2003, the Company shut down its Portland mill melt shop. The determination to close the melt shop was based on (1) the Company's ability to obtain steel slab through purchases from suppliers on the open market, and (2) high energy and raw material costs and the yield losses associated with the inefficient casting technology in use at the Portland mill. The Company forecasts that future steel slab purchases for the Portland mill will meet the production needs of the Portland mill finishing operation for the remainder of 2004 and into the foreseeable future. The Company intends to maintain the melt shop in operating condition but is also exploring other alternatives and has contracted with a third party to market the melt shop equipment to suitable buyers. Associated with the operations of the melt shop is an oxygen purchase contract which cannot be used in curent operations and therefore does not provide a current benefit to the Company unless it decides to restart the melt shop, See Note 12 to the Consolidated Financial Statements "ASSET IMPAIRMENTS," as of June 30, 2004. In the future if the Company determines to not reopen the melt shop, or decides to terminate the associated oxygen purchase contract, the Company will incur an expense for contract termination costs. The Company estimates the cancellation and buyout costs could range from $3.0 million to $5.5 million, depending on negotiation of a settlement. None of the future costs of the contract have been accrued as of June 30, 2004, in accordance with SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES" as the Company has not effectively ceased its rights under the contract. In addition, CF&I determined in the second quarter of 2003 that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. The Company recorded a pre-tax charge to earnings of approximately $36.1 million in the second quarter of 2003 related to the melt shop and caster and other related asset impairments. See Note 12 to the Consolidated Financial Statements, "ASSET IMPAIRMENTS."

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

2004 OUTLOOK

     For 2004, the Company expects to ship approximately 1,720,000 tons of products and generate approximately $1 billion in sales. In the Oregon Steel Division the product mix is expected to consist of 615,000 tons of plate and coil, 175,000 tons of welded pipe and 70,000 tons of structural tubing. At these shipment levels, the Company expects its Portland combination mill to run at approximately 80 percent of its practical capacity, the welded pipe mills to run at approximately 25 percent of their practical capacities and the structural tubing mill at approximately 50 percent of its practical capacity. The Company's RMSM Division expects to ship approximately 362,000 tons of rail and 500,000 tons of rod and bar products. At these shipment levels, the rail and rod mills would be at 90 percent and 100 percent, respectively, of their practical capacities. Seamless pipe shipments will be dependent on market conditions in the drilling industry. At the present time the Company's large diameter welded pipe and seamless mills are not operating.

DISCUSSION AND ANALYSIS OF INCOME
(Information in tables in thousands except tons, per ton, and percentages)

     During the second quarter of 2004, tons sold of 431,000 tons were up 2 percent from the second quarter of 2003. Sales were $281.8 million for the second quarter of 2004, the highest level per quarter in the Company's history and up 48 percent from the second quarter of 2003.

                                            THREE MONTHS ENDED JUNE 30                   SIX MONTHS ENDED JUNE 30
                                     --------------------------------------      ---------------------------------------
                                                                      %                                              %
                                       2004      2003     CHANGE    CHANGE         2004       2003      CHANGE    CHANGE
                                       ----      ----     ------    ------         ----       ----      ------    ------
Sales
-----
Oregon Steel Division                $156,433   $104,496  $51,937     49.7%      $302,059   $187,622   $114,437    61.0%
RMSM Division                         125,336     85,398   39,938     46.8%       232,106    177,954     54,152    30.4%
                                     --------   -------- --------     ----       ---------  --------   --------    ----
  Consolidated                       $281,769   $189,894  $91,875     48.4%      $534,165   $365,576   $168,589    46.1%
                                     ========   ========  =======     ====       ========   ========   ========    ====

Tons sold
---------
Oregon Steel Division:
   Plate and Coil                     135,900    125,900   10,000      7.9%       309,700     234,600    75,100    32.0%
   Welded Pipe                         49,400     79,000  (29,600)   (37.5%)      108,200     130,200   (22,000)  (16.9%)
   Structural Tubing                   18,500         --   18,500    100.0%        28,900          --    28,900   100.0%
   Steel Slabs                            300         --      300    100.0%           400          --       400   100.0%
                                     --------   --------  -------    -----       --------    --------  --------   ------
       Total Oregon Steel Division    204,100    204,900     (800)    (0.4%)      447,200     364,800    82,400    22.6%
                                     --------   --------  -------    -----       --------    --------  --------   ------

RMSM Division:
   Rail                                93,200     86,800    6,400      7.4%       193,900     199,700    (5,800)   (2.9%)
   Rod and Bar                        133,200    117,400   15,800     13.5%       263,300     232,900    30,400    13.1%
   Seamless Pipe                          500     13,300  (12,800)   (96.2%)        3,300      24,200   (20,900)  (86.4%)
                                     --------   --------  -------    ------      --------    --------  --------   ------
        Total RMSM Division           226,900    217,500    9,400      4.3%       460,500     456,800     3,700     0.8%
                                     --------   --------  -------    ------      --------    --------  --------   ------
            Consolidated              431,000    422,400    8,600      2.0%       907,700     821,600    86,100    10.5%
                                     ========   ========  =======    ======      ========    ========  ========   ======

Sales price per ton
-------------------
Oregon Steel Division                    $766       $510     $256     50.2%          $675       $514       $161     31.3%
RMSM Division                             552        393      159     40.5%           504        390        114     29.2%
                                         ----       ----     ----     -----          ----       ----       ----    -----
  Consolidated                           $654       $450     $204     45.3%          $588       $445       $143     32.1%
                                         ====       ====     ====     =====          ====       ====       ====    =====


      SALES. The increase in consolidated tonnage shipments for the comparative three and six month periods are primarily due to increased shipments of plate, coil, structural tubing and rod and bar products partially offset by lower welded and seamless pipe shipments. The increase in product sales and average product sales price were primarily due to higher average selling prices for plate, coil, welded pipe, rail and rod and bar products and the increased shipments noted above. Increased shipments and selling prices are the result of a combination of factors including strong steel demand in Asia, a weak United States dollar and increased ocean freight costs, all of which makes the United States market less attractive to foreign producers.

      GROSS PROFIT

                                                 THREE MONTHS ENDED JUNE 30                      SIX MONTHS ENDED JUNE 30
                                            ----------------------------------------      ----------------------------------------
                                            2004       2003      CHANGE     % CHANGE      2004      2003      CHANGE      % CHANGE
                                            ----       ----      ------     --------      ----      ----      ------      --------
    Gross Profit                           $68,997    ($112)     $69,109    61,704.4%   $106,793   $5,969    $100,824     1,689.1%


      The increase in gross profit for the three months and six months ended June 30, 2004 over the same periods ended June 30, 2003 was primarily a result of the increased volume and higher average sales prices discussed above, partially offset by higher steel slab and scrap costs and the inability of the Company to fully recover its cost of raw material for rail and large diameter pipe products.


      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                   THREE MONTHS ENDED JUNE 30                     SIX MONTHS ENDED JUNE 30
                                            ---------------------------------------      -----------------------------------------
                                            2004      2003      CHANGE     % CHANGE        2004       2003      CHANGE    % CHANGE
                                            ----      ----      ------     --------      -------      ----      ------    --------
    Selling, General and Administrative    $13,774   $12,434    $1,340       10.8%       $27,683    $24,925    $2,758       11.1%


      The increase in selling, general and administrative expenses for the three and six months ended June 30, 2004 over the same periods ended June 30, 2003 was primarily the result of a $1.7 million and $3.0 million, respectively, charge due to the 10 year profit participation obligation resulting from the Settlement. See Note 10 to the Consolidated Financial Statements, "CONTINGENCIES
- LABOR MATTERS - CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING." In addition, the Company incurred increased costs related to the handling and loading of products sold due to an increase in the volume of tons shipped. These increases were partially offset by decreased costs for information technology support and equipment and lower depreciation expense of certain information technology assets, and for the three months ended June 30, 2004, by recovery of bad debt previously expensed in the three months ended March 31, 2004.

      INCENTIVE COMPENSATION

                                                   THREE MONTHS ENDED JUNE 30                     SIX MONTHS ENDED JUNE 30
                                           ----------------------------------------     ------------------------------------------
                                            2004      2003      CHANGE     % CHANGE      2004       2003      CHANGE      % CHANGE
                                            ----      ----      ------     --------      ----       ----      ------      --------
    Incentive Compensation                 $3,042     $117      $2,925     2,500.0%     $5,088      $339      $4,749      1,400.9%


      The increase in incentive compensation for the three and six months ended June 30, 2004 over the same periods ended June 30, 2003 was the result of increased operating income.

      INTEREST EXPENSE

                                                  THREE MONTHS ENDED JUNE 30                         SIX MONTHS ENDED JUNE 30
                                           ----------------------------------------     ------------------------------------------
                                            2004      2003      CHANGE     % CHANGE      2004       2003      CHANGE      % CHANGE
                                            ----      ----      ------     --------      ----       ----      ------      --------
    Interest Expense                       $8,461    $8,352      $109        1.3%       $17,029    $16,561     $468         2.8%


      The increase in interest expense for the three months ended June 30, 2004 over the same period ended June 30, 2003 was due to the addition of OFP interest expense as a result of the adoption of FASB's Interpretation No. 46R, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51" ("FIN 46R"). See Note 11 to the Consolidated Financial Statements, "JOINT VENTURE AND ADOPTION OF FIN 46R - CONSOLIDATION OF VARIABLE INTEREST ENTITIES."

      The increase in interest expense for the six months ended June 30, 2004 over the same period ended June 30, 2003 was due to short-term borrowings under the credit facility in the first six months of 2004 versus no borrowings in the same period ended June 30, 2003, and also to the addition of OFP interest expense as a result of the adoption of FIN 46R (as noted above).

      INCOME TAX BENEFIT

                                                  THREE MONTHS ENDED JUNE 30                         SIX MONTHS ENDED JUNE 30
                                            ---------------------------------------      -----------------------------------------
                                            2004      2003      CHANGE     % CHANGE      2004       2003      CHANGE      % CHANGE
                                            ----      ----      ------     --------      ----       ----      ------      --------
    Income Tax Benefit                       $43     $2,305    ($2,262)     (98.1%)       $41      $7,525    ($7,484)      (99.5%)

      The effective income tax benefit rate was less than 1% for the three and six months ended June 30, 2004, compared to the tax benefit rate of 4.2% and 11.0% for the three and six months ended June 30, 2003, respectively. The effective income tax rate for the three and six months ended June 30, 2004 varied from the combined state and federal statutory rate principally because the Company reversed a portion of the valuation allowance, established in 2003, for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits. SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not"; otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company reduced its valuation allowance by $7.3 million and $10.5 million in the three and six months ended June 30, 2004, respectively, due to less uncertainty regarding the realization of these deferred tax assets. The Company will continue to evaluate the need for valuation allowances in the future. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.


LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2004, the Company's liquidity, comprised of cash, cash equivalents, and funds available under its $65 million revolving credit facility totaled approximately $97.6 million, compared to $49.7 million at December 31, 2003.

      Net cash provided by operating activities was $56.0 million for the first six months of 2004 compared to $2.0 million provided by operations in the same period of 2003. The items primarily affecting the $54.0 million increase in operating cash flows were increased operating income of $93.3 million, before consideration of non-cash transactions of the labor dispute Settlement adjustment and fixed asset and other impairment charges, offset by cash used for net working capital requirements of $33.7 million.

      Net cash used by investing activities in the first six months of 2004 totaled $9.4 million compared to $11.5 million in the same period of 2003. The decrease was in part due to a $2.2 million decrease in additions to property, plant and equipment. During the first six months of 2004, the Company expended approximately $6.5 million and $2.7 million on capital projects (excluding capitalized interest) at the Oregon Steel Division and the RMSM Division, respectively.

      Net working capital at June 30, 2004 increased $51.8 million compared to December 31, 2003, reflecting a $57.0 million increase in current assets and a $5.2 million increase in current liabilities. The increase in current assets was primarily due to an increase in cash, accounts receivable, and inventories of $47.2 million, $12.8 million, and $14.8 million, respectively, partially offset by a decrease in deferred income taxes of $11.8 million and a decrease in inventory reserved for deferred revenue of $7.2 million. The increase in accounts receivable was primarily due to increased sales and sales prices for plate and coil and rod and bar products. The increase in inventory is primarily due to the accumulation of structural tubing inventory as a result of the addition of the Columbia Structural Tubing facility in the fourth quarter of 2003. The increase in current liabilities was primarily due to an increase in accrued incentive compensation of $6.4 million due to increased operating income, by $3.1 million for Settlement related to common stock issuance costs, by a $2.0 million increase in the current portion of the OFP debt, and by an increase in trade accounts payable of $4.1 million due to increased raw material prices, partially offset by a decrease of $7.4 million in other accrued expenses.

      On July 15, 2002, the Company issued $305 million of 10% First Mortgage Notes due 2009 ("10% Notes") at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Company (exclusive of CPC), excluding accounts receivable, inventory, and certain other assets. As of June 30, 2004, the Company had outstanding $305 million of principal amount under the 10% Notes. The indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company's net income, as defined. Under these restrictions, there was no amount available for cash dividends at June 30, 2004. New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

     On March 29, 2000, OFP entered into a 7-year $14 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility. Amounts under the loan agreement bear interest based on the prime rate plus a margin ranging from 1.84% to 3.00%, and as of June 30, 2004, there was $9.5 million of principal outstanding. The loan is secured by all the assets of OFP. The creditors of OFP have no recourse to the general credit of the Company. Effective January 1, 2004, the Company included the OFP loan balance in the consolidated balance sheet as a result of the adoption of FIN 46R. See Note 11 to the Consolidated Financial Statements, "JOINT VENTURE AND ADOPTION OF FIN 46R - CONSOLIDATION OF VARIABLE INTEREST ENTITIES."

      As of June 30, 2004, Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P., and Colorado and Wyoming Railway Company ("Borrowers") maintained a $65 million revolving credit agreement ("Credit Agreement"), which will expire on June 30, 2005. At June 30, 2004, $5.0 million was restricted under the Credit Agreement, $15.4 million was restricted under outstanding letters of credit, and $44.6 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.75%. During the quarter ended June 30, 2004, there was a total of $11.5 million of short-term borrowings under the Credit Agreement with an average daily balance of $0.3 million. As of June 30, 2004, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the average interest rate for the Credit Agreement would have been 5.0%. The unused commitment fees were 0.75% for the quarter ended June 30, 2004. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum earnings before interest, taxes, depreciation and amortization amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. The Company cannot pay cash dividends without prior approval from the lenders. At June 30, 2004, the Borrowers were in compliance with the Credit Agreement covenants.

      Camrose maintains a CDN $15 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. This facility expires in September 2005. As of June 30, 2004, the interest rate of this facility was 3.75%. Annual commitment fees are 0.25% of the unused portion of the credit line. At June 30, 2004, there was no outstanding balance due under the credit facility. At June 30, 2004, Camrose was in compliance with the revolving credit facility covenants.

      As of June 30, 2004, principal payments on debt are due as follows (in thousands):


                2004                                    $  1,000
                2005                                       2,000
                2006                                       2,000
                2007                                       4,500
                2008                                          --
                2009                                     305,000
                                                        --------
                                                        $314,500
                                                        ========


      Due to the favorable net results for the first six months of 2004, the Company has been able to satisfy its needs for working capital and capital expenditures through operations and in part through its available cash on hand. The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from funds generated from operations, and if necessary, from the available credit facilities.

      The Company's level of indebtedness presents other risks to investors, including the possibility that the Company and its subsidiaries may be unable to generate cash sufficient to pay the principal of and interest on their indebtedness when due. In that event, the holders of the indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and to proceed against their collateral, if applicable. These actions would have a material adverse effect on the Company. In addition, the Company faces potential costs and liabilities associated with environmental compliance and remediation issues and the labor settlement at the Pueblo mill. See Note 10 to the Consolidated Financial Statements, "CONTINGENCIES" for a description of those matters. Any costs or liabilities in excess of those expected by the Company could have a material adverse effect on the Company.


OFF BALANCE SHEET ARRANGEMENTS

      Information on the Company's off balance sheet arrangements is disclosed in the contractual obligations table of the Company's 2003 Form 10-K.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No material changes.


ITEM 4.  CONTROLS AND PROCEDURES

      As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date the Company completed its evaluation.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      See Note 10, "CONTINGENCIES" for a discussion of the status of (a) the environmental issues at the Portland mill, Napa pipe mill, and RMSM, and (b) the tentative Settlement of the labor dispute at RMSM.

      The Company is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

      The Company maintains insurance against various risks, including certain types of tort liability arising from the sale of its products. The Company does not maintain insurance against liability arising out of waste disposal, on-site remediation of environmental contamination or earthquake damage to its Napa pipe mill and related properties because of the high cost of that coverage. In addition, our per claim deductible for workers' compensation claims is $1.0 million due to the high cost of maintaining such insurance with a lower deductible. There is no assurance that the insurance coverage carried by the Company will be available in the future at reasonable rates, if at all.

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

       32.0 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

(B)      REPORTS ON FORM 8-K

               On April 28, 2004, the Company filed a report on Form 8-K in relation to a press release announcing financial results for the first quarter ended March 31, 2004.

               On May 27, 2004, the Company filed a report on Form 8-K in relation to a press release updating its financial outlook for the second quarter ended June 30, 2004.

               On June 23, 2004, the Company filed a report on form 8-K in relation to a press release announcing the idling of the Napa pipe mill and updating the financial outlook for the second quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               OREGON STEEL MILLS, INC.



Date:   August 9, 2004                              /s/ Jeff S. Stewart
                                               ------------------------------
                                                        Jeff S. Stewart
                                                   Corporate Controller
                                               (Principal Accounting Officer)

                            OREGON STEEL MILLS, INC.

                                  EXHIBIT INDEX

              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                               ENDED JUNE 30, 2004



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

       32.0 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.