Form 10-K/A
period 2003-12-31
OREGON STEEL MILLS INC
filed 2004-09-14
CIK 830260

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K/A
                                  Amendment No. 1
               ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

         COLUMBIA STRUCTURAL TUBING. In October 2003, the Company leased (with an option to buy) the equipment of the former LTV Structural Tube Facility located in the Rivergate Industrial Park in Portland, Oregon. The lease expires in March of 2017 and the Company has the option to purchase the assets at the end of ten years. The equipment leased consists of a slitting line, a structural tubing mill, a proprietary in-line coating system and a manufacturing/ warehousing structure. The facility, known as Columbia Structural Tubing, is located one mile from the Portland Mill. The CST structural mill produces rectangular hollow steel sections ("HSS") in sizes ranging from 2-1/2" to 10".

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

         As part of its capital improvement program, the Company improved its rail manufacturing facilities to include the production of in-line head-hardened rail. In-line head-hardened rail is produced through a proprietary technology, known as deep head-hardened or DHH technology, which is licensed from a third party. In 2003, the Company produced approximately 157,000 tons of head-hardened product using the DHH technology. The in-line DHH technology allows the Company to produce head-hardened product up to the capacity of the rail facility. Rail produced using the improved in-line technology is considered by many rail customers to be longer lasting and of higher quality than rail produced with traditional off-line techniques. In 2001, the Pueblo Mill also began producing and marketing an improved head-hardened rail called High Carbon Pearlite. This rail metallurgy was designed for heavy application situations such as heavy tonnage curves.

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

       STRUCTURAL TUBE. The majority of customers for the Company's tube products are steel service centers located in Oregon and Washington. The Company has also started to expand into other regions including Alaska, British Columbia, Montana, and Idaho.

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

         The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is www.sec.gov.
                                                            -----------

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

ITEM 6.      SELECTED FINANCIAL DATA

                                                                                YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------------
                                                                2003            2002          2001           2000           1999
                                                        ----------------------------------------------------------------------------
                                                         (IN THOUSANDS, EXCEPT TONNAGE, PER TON AND PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
   Sales FN1                                                $   723,297    $   904,950    $   780,887    $   672,017    $   884,649
   Cost of sales                                                713,601        783,940        694,941        619,016        756,461
   Settlement of litigation                                          --             --         (3,391)            --         (7,027)
   Labor dispute settlement charges                              31,089             --             --             --             --
   Fixed and other asset impairment charges                      36,113             --             --             --             --
   Loss (gain) on sale of assets                                 (1,835)        (1,283)           (10)          (290)           501
   Selling, general and administrative expenses                  50,477         58,600         64,300         51,486         55,992
   Incentive compensation                                           354          3,761            244            698         10,540
                                                            -----------    -----------    -----------    -----------    -----------
          Operating income (loss)                              (106,502)        59,932         24,803          1,107         68,182
   Interest expense                                             (33,620)       (36,254)       (35,595)       (34,936)       (35,027)
   Other income, net                                              1,448            961          3,044          4,355          1,290
   Minority interests                                             6,108         (3,036)          (339)            (7)        (1,475)
                                                            -----------    -----------    -----------    -----------    -----------
   Income (loss) before tax                                    (132,566)        21,603         (8,087)       (29,481)        32,970
   Income tax benefit (expense)                                   6,617         (9,244)         2,159         11,216        (13,056)
                                                            -----------    -----------    -----------    -----------    -----------
   Net income (loss) before cumulative effect
      of change in accounting principle                        (125,949)        12,359         (5,928)       (18,265)        19,914
   Cumulative effect of change in accounting
      principle, net of tax                                          --        (17,967)            --             --             --
                                                            -----------    -----------    -----------    -----------    -----------
                Net income (loss)                           $  (125,949)   $    (5,608)   $    (5,928)   $   (18,265)   $    19,914
                                                            ===========    ===========    ===========    ===========    ===========

COMMON STOCK INFORMATION:
Basic earnings (loss) per share                                  $(4.77)        $(0.21)        $(0.22)        $(0.69)         $0.76
Diluted earnings (loss) per share                                $(4.77)        $(0.21)        $(0.22)        $(0.69)         $0.76
Cash dividends declared per share                                $   --         $   --         $   --         $ 0.06          $0.56
Weighted average common shares &
   common equivalents outstanding
   Basic                                                         26,392         26,388         26,378         26,375         26,375
   Diluted                                                       26,392         26,621         26,378         26,375         26,375
BALANCE SHEET DATA (AT DECEMBER 31):
Net Working capital                                         $   126,727    $   171,521    $    62,145    $   108,753    $   101,177
Total assets                                                    763,978        844,320        869,576        880,354        877,254
Current liabilities                                             131,833        118,899        196,924        126,748        101,660
Long-term debt                                                  301,832        301,428        233,542        314,356        298,329
Total stockholders' equity                                      187,252        306,990        318,586        331,645        352,402

OTHER DATA:
Depreciation and amortization                               $    40,809    $    45,868    $    46,097    $    46,506    $    47,411
Capital expenditures                                        $    19,754    $    18,246    $    12,933    $    16,684    $    15,908
Total tonnage sold:
   Oregon Steel Division                                        740,700        947,000        829,700        871,500        969,800
   RMSM Division                                                894,100        836,500        780,900        757,000        734,900
                                                            -----------    -----------    -----------    -----------    -----------
      Total tonnage sold                                      1,634,800      1,783,500      1,610,600      1,628,500      1,704,700
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

-----------------
FN1 Calculation of debt, as a percentage of capitalization is equal to total debt (short and long-term) divided by the sum of adjusted stockholders' equity (total equity less net goodwill) and total debt.

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
                                                ==========     ==========     ==========      ======

Tons shipped
------------
Oregon Steel Division:
   Plate and Coil                                  467,600        472,000         (4,400)       (0.9)%

   Welded Pipe                                     479,400        357,700        121,700        34.0%
                                                ----------     ----------     ----------      ------
        Total Oregon Steel Division                947,000        829,700        117,300        14.1%
                                                ----------     ----------     ----------      ------

RMSM Division:
--------------
   Rail                                            384,100        246,000        138,100        56.1%
   Rod and Bar                                     419,700        432,500        (12,800)        (3.0)%
   Seamless Pipe                                    30,000         97,700        (67,700)       (69.3)%
   Semi-finished                                     2,700          4,700         (2,000)       (42.6)%
                                                ----------     ----------     ----------       ------
        Total RMSM Division                        836,500        780,900         55,600          7.1%
                                                ----------     ----------     ----------       ------
        Consolidated                             1,783,500      1,610,600        172,900         10.7%
                                                ==========     ==========     ==========       ======

Sales price per ton
-------------------
Oregon Steel Division                           $      565     $      500     $       65        13.0%
RMSM Division                                   $      377     $      374     $        3         0.8%
                                                ----------     ----------     ----------      ------
  Consolidated                                  $      477     $      439     $       38         8.7%
                                                ==========     ==========     ==========      ======


         SALES. Growth in both product sales and related average selling prices were primarily due to higher shipments of welded pipe and rail products and higher rod and bar prices in 2002. The increase in sales at the Oregon Steel Division was due to significantly higher shipments of welded pipe resulting from the supply of more than 364,000 tons of large diameter pipe to Kern River Gas Transmission Company. The increase in sales at the RMSM Division was due to higher shipments of rail products, partially offset by decreased rod and bar shipments, as well as decreased shipments of seamless pipe and semi-finished products. The shift of product mix to rail in 2002 was the principal reason for the improvement in average sales price. In addition, the demand for seamless pipe remained sluggish throughout 2002, and as a result, the seamless mill was temporarily shut down for the periods from November 2001 to April 2002 and from mid-August 2002 to mid-September of 2002.

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

         As part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace, and thus the two existing furnaces with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. Accordingly, the Company recorded a pre-tax impairment charge to earnings of $9.1 million in the quarter ended June 30, 2003. Of the impairment charge recognized, $8.1 million represented impairment of fixed assets and $1.0 million pertained to reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value, the carrying value of the fixed assets was zero after the effect of the impairment charge.

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

         Net working capital at December 31, 2003 decreased $44.8 million compared to December 31, 2002, reflecting a $31.9 million decrease in current assets and a $12.9 million increase in current liabilities. The decrease in current assets was primarily due to decreased cash, accounts receivable, and inventories ($22.2 million, $6.5 million, and $23.2 million, respectively). An offset to the decrease in current assets was an increase in the deferred tax asset of $11.4 million and an increase in other assets of $8.7 million. The accounts receivable turnover for the year ended December 31, 2003, as measured in average daily sales outstanding, decreased to 34 days, as compared to 35 days for the year ended December 31, 2002. The decrease was attributable to a faster turnover of product receivables from customers paying earlier in order to utilize cash discounts, and an increased effort on collections of receivables. The change in current liabilities was due primarily to a decrease in accrued sales taxes for welded pipe sales of $8.4 million in 2002.

          The following table summarizes the Company's contractual obligations at December 31, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods.



                                                                         PAYMENTS DUE BY PERIOD
                                                        ---------------------------------------------------------
                                                                    LESS THAN                            MORE THAN
    CONTRACTUAL OBLIGATIONS                                 TOTAL   1 YEAR       1-3 YEARS   3-5 YEARS    5 YEARS
    -----------------------                                 -----   ---------    ---------   ---------    -------
                                                                              (IN THOUSANDS)
    Long-term debt FN1                                   $305,000       $   -      $   -       $   -     $305,000
    Capital lease obligations
                                                              814         315        499           -            -
    Operating lease obligations
                                                           46,476       4,830      9,342       9,043       23,261
    Purchase obligations FN2                               25,592       3,456      5,962       5,712       10,462

    Electric arc furnace improvements FN3                  22,632       8,615     14,017           -            -
    Pension obligations                                      FN6          471        FN4         FN4          FN4
    Other post-retirement benefits FN5                       FN6        1,300      1,300       1,300          FN5


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



         As of December 31, 2003, principal payments on debt are due as follows (in thousands):

                2004                                          $      -
                2005-2008                                            -
                2009                                           305,000
                                                              --------
                                                              $305,000
                                                              ========


         On July 15, 2002, the Company issued $305 million of 10% Notes at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem the Company's 11% Notes, (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Company (exclusive of Camrose and OFP), excluding accounts receivable, inventory, and certain other assets. As of December 31, 2003, the Company had outstanding $305 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company's net income, as defined. Under these restrictions, there was no amount available for cash dividends at December 31, 2003. New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain assets of the Company and the Guarantors, excluding accounts receivable, inventory, and certain other assets.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




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

We conducted our audit in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oregon Steel Mills, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with United States generally accepted accounting priniples.

/s/ KPMG LLP
Portland, Oregon
March 5, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Oregon Steel Mills, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(iii) present fairly, in all material respects, the financial position of Oregon Steel Mills, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(iv) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 7 to the financial statements, the Company changed its method of accounting for goodwill in 2002.


/s/ PricewaterhouseCoopers LLP

Portland, Oregon
March 3, 2003



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


                                               OREGON STEEL MILLS, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------------
                                                                2003                 2002                 2001
                                                                ----                 ----                 ----
SALES
      Product sales                                         $ 684,413            $ 850,497            $ 706,987
      Freight                                                  38,884               54,453               54,804
      Electricity sales                                            --                   --               19,096
                                                            ---------            ---------            ---------
                                                              723,297              904,950              780,887
COSTS AND EXPENSES:
      Cost of sales                                           713,601              783,940              694,941
      Fixed and other asset impairment charges                 36,113                   --                   --
      Labor dispute settlement charges                         31,089                   --                   --
      Selling, general and administrative expenses             50,477               58,600               64,300
      Settlement of litigation                                     --                   --               (3,391)
      Gain on sale of assets                                   (1,835)              (1,283)                 (10)
      Incentive compensation                                      354                3,761                  244
                                                            ---------            ---------            ---------
                                                              829,799              845,018              756,084
                                                            ---------            ---------            ---------
              Operating income (loss)                        (106,502)              59,932               24,803
OTHER INCOME (EXPENSE):
      Interest expense                                        (33,620)             (36,254)             (35,595)
      Minority interests                                        6,108               (3,036)                (339)
      Other income, net                                         1,448                  961                3,044
                                                            ---------            ---------            ---------
              Income (loss) before income taxes              (132,566)              21,603               (8,087)
INCOME TAX BENEFIT (EXPENSE)                                    6,617               (9,244)               2,159
                                                            ---------            ---------            ---------
Income (loss) before cumulative effect of
      change in accounting principle                         (125,949)              12,359               (5,928)
Cumulative effect of change in accounting principle,
      net of tax of $11,264, net of minority
      interest of $2,632                                           --              (17,967)                  --
                                                            ---------            ---------            ---------
NET LOSS                                                    $(125,949)           $  (5,608)           $  (5,928)
                                                            =========            =========            =========
BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) before cumulative effect of
      change in accounting principle                        $   (4.77)           $    0.47            $   (0.22)
Cumulative effect of change in accounting
      principle                                                    --                (0.68)                  --
                                                            ---------            ---------            ---------
          Net loss per share                                $   (4.77)           $   (0.21)           $   (0.22)
                                                            =========            =========            =========
DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) before cumulative effect of
      change in accounting principle                        $   (4.77)           $    0.46            $   (0.22)
Cumulative effect of change in accounting
      principle                                                    --                (0.67)                  --
                                                            ---------            ---------            ---------
          Net loss per share                                $   (4.77)           $   (0.21)           $   (0.22)
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


                                             OREGON STEEL MILLS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                                              YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------
                                                                      2003             2002            2001
                                                                      ----             ----            ----
Cash flows from operating activities:
     Net loss                                                      $(125,949)      $  (5,608)      $  (5,928)
     Adjustments to reconcile net loss to net cash
         provided (used) by operating activities:
            Depreciation and amortization                             40,809          45,868          46,097
            Write off of goodwill                                         --          17,967              --
            Fixed and other asset impairment charges                  36,113              --              --
            Labor dispute settlement charges                          31,089              --              --
            Deferred income taxes, net                                (7,889)          9,104          (4,415)
            Gain on sale of assets and investments                    (1,835)         (1,283)            (10)
            Minority interests' share of income (loss)                (6,108)          3,036             339
            Other, net                                                   841             394          (1,227)
         Changes in current assets and liabilities:
                Trade accounts receivable                              6,521           4,585           2,017
                Inventories                                           14,381         (30,432)         (2,601)
                Income taxes                                            (115)            609            (134)
                Operating liabilities                                 14,754           4,076          17,963
                Other                                                 (7,651)            733          (2,571)
                                                                   ---------       ---------       ---------
            NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          (5,039)         49,049          49,530
                                                                   ---------       ---------       ---------
Cash flows from investing activities:
     Additions to property, plant and equipment                      (19,754)        (18,246)        (12,933)
     Proceeds from disposal of property and equipment                  1,908           1,287             114
     Other, net                                                          796           3,201           1,014
                                                                   ---------       ---------       ---------
            NET CASH USED BY INVESTING ACTIVITIES                    (17,050)        (13,758)        (11,805)
                                                                   ---------       ---------       ---------
Cash flows from financing activities:
     Net borrowings (repayments) under Canadian bank
         revolving loan facility                                          --            (223)         (1,530)
     Proceeds from bank debt                                          92,093         435,061         732,476
     Payments on bank and long term debt                             (92,173)       (513,734)       (755,613)
     Deferred credit facility financing costs                           (300)         (1,890)             --
     Redemption of 11% notes due 2003                                     --        (228,250)             --
     Issuance of 10% notes due 2009                                       --         301,255              --
     Debt issuance costs                                                  --          (9,903)             --
     Issue common stock                                                   66               6              34
     Minority share of subsidiary's distribution                      (2,953)         (2,035)         (2,524)
                                                                   ---------       ---------       ---------
            NET CASH USED BY FINANCING ACTIVITIES                     (3,267)        (19,713)        (27,157)
                                                                   ---------       ---------       ---------

Effects of foreign currency exchange rate changes on cash              3,118             152          (1,660)
                                                                   ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                 (22,238)         15,730           8,908
Cash and cash equivalents at the beginning of year                    28,008          12,278           3,370
                                                                   ---------       ---------       ---------
Cash and cash equivalents at the end of year                       $   5,770       $  28,008       $  12,278
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

GOODWILL AND INTANGIBLE ASSETS

         The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," effective January 1, 2002. As required under the transitional accounting provisions of SFAS No. 142, the Company completed the steps required to identify and measure goodwill impairment at each reporting unit. The reporting units were measured for impairment by comparing implied fair value of the reporting units' goodwill with the carrying amount of the goodwill. As a result, the entire goodwill at CF&I was written off in the amount of $31.9 million, and a net charge of $18.0 million (after tax and minority interest) was recognized as a cumulative effect of a change in accounting principle during the first quarter of 2002. In accordance with SFAS No. 142, goodwill is no longer amortized, but is reviewed at least annually for impairment. Intangible assets consisted of proprietary technology and water rights at CF&I, presented at cost, net of accumulated amortization. The proprietary technology is amortized over their estimated useful lives of sixteen years using the straight-line method and the water rights are considered indefinite-lived.

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


                                                                              YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------
                                                                        2003               2002           2001
                                                                     ----------         --------        --------
                                                                       (In thousands except per share amounts)

Net loss, as reported                                                $(125,949)         $(5,608)        $(5,928)
Add: compensation expense included in net loss                              33               --              --
Deduct: total stock-based compensation expense determined
   under fair value based method for all awards, net
   of related tax effects                                                 (223)            (184)           (490)
                                                                     ---------          -------         -------
Pro forma net loss                                                   $(126,139)         $(5,792)        $(6,418)
                                                                     =========          =======         =======

Loss per share:
      Basic - as reported                                               $(4.77)          $(0.21)         $(0.22)
      Basic - pro forma                                                  (4.78)           (0.22)          (0.24)

      Diluted - as reported                                             $(4.77)          $(0.21)         $(0.22)
      Diluted - pro forma                                                (4.78)           (0.22)          (0.24)



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
                                       ========       ========       ========

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable includes book overdrafts of $9.2 million and $5.1 million at December 31, 2003 and 2001, respectively.

         Accrued expenses consist of the following:

                                            2003        2002        2001
                                            ----        ----        ----
                                                   (IN THOUSANDS)

Accrued interest                          $14,190     $14,192     $ 1,896
Accrued payroll and benefits               13,379      15,029      11,277
Accrued payables and expenses               6,622      12,046      12,466
Accrued labor dispute settlement            3,287          --          --
Accrued defined benefit plan and
  post-retirement obligations               2,135       2,492      12,079
Accrued sales taxes                             5       8,381         307
Other                                       8,905       8,476       6,527
                                          -------     -------     -------
     Total accrued expenses               $48,523     $60,616     $44,552
                                          =======     =======     =======


6. DEBT, FINANCING ARRANGEMENTS AND LIQUIDITY

         Debt balances were as follows at December 31:


                                                          2003             2002             2001
                                                          ----             ----             ----
                                                                      (IN THOUSANDS)

      11% First Mortgage Notes due 2003 ("11% Notes")     $      --      $      --        $ 228,250
      10% First Mortgage Notes due 2009 ("10% Notes")       305,000        305,000               --
      Revolving credit facility                                  --             --           61,638
      CF&I acquisition term loan                                 --             --           14,536
      Camrose revolving bank loan                                --             --              220
                                                          ---------      ---------        ---------
                                                            305,000        305,000          304,644
      Less unamortized discount on 10% Notes                 (3,168)        (3,572)              --
      Less current maturities and short-term debt                --             --          (71,102)
                                                          ---------      ---------        ---------
           Non-current maturity of long-term debt         $ 301,832      $ 301,428        $ 233,542
                                                          =========      =========        =========



         On July 15, 2002, the Company issued $305 million of 10% Notes at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem the Company's 11% Notes, (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Company (exclusive of Camrose and OFP), excluding accounts receivable, inventory, and certain other assets. As of December 31, 2003, the Company had outstanding $305 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company's net income, as defined. Under these restrictions, there was no amount available for cash dividends at December 31, 2003. New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain assets of the Company and the Guarantors, excluding accounts receivable, inventory, and certain other assets.

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

      As of December 31, 2003, principal payments on debt are due as follows (in thousands):

                2004                           $      -
                2005-2008                             -
                2009                            305,000
                                                -------
                                               $305,000
                                               ========


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
    ----------------------------
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
    ------------------------------
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

10. NET INCOME (LOSS) PER SHARE

         Basic and diluted net income (loss) per share was as follows:

                                                               2003            2002          2001
                                                            ---------      ---------     ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Weighted average number of common
    shares outstanding                                         26,392         25,790         25,780
Shares of common stock to be issued March 2003                     --            598            598
                                                            ---------      ---------      ---------
Basic weighted average shares outstanding                      26,392         26,388         26,378
Dilutive effect of:
   Employee stock options                                          --            233             --
                                                            ---------      ---------      ---------
Weighted average number of common shares outstanding:
    Assuming dilution                                          26,392         26,621         26,378
                                                            =========      =========      =========
Net income (loss) before cumulative
    effect of change in accounting principle                $(125,949)     $  12,359      $  (5,928)
Cumulative effect of change in
    accounting principle, net of tax,
    net of minority interest                                       --        (17,967)            --
                                                            ---------      ---------      ---------
Net loss                                                    $(125,949)     $  (5,608)     $  (5,928)
                                                            =========      =========      =========

Basic income (loss) per share:
   Before cumulative effect of change
      in accounting principle                               $   (4.77)     $    0.47      $ (0.22)
   Cumulative effect of change in
      accounting principle                                         --          (0.68)          --
Basic loss per share                                        $   (4.77)     $   (0.21)     $ (0.22)
                                                            =========      =========      =======

Diluted income (loss) per share:
   Before cumulative effect of change
      in accounting principle                               $   (4.77)     $    0.46      $ (0.22)
   Cumulative effect of change in
      accounting principle                                         --          (0.67)          --
                                                            ---------      ---------      -------
Diluted loss per share                                      $   (4.77)     $   (0.21)     $ (0.22)
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

         The table below sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheets at December 31. All plans have accumulated benefit obligations in excess of plan assets:

                                                       UNITED STATES (U.S.) PLANS                     CANADIAN PLANS
                                                    ----------------------------------       ---------------------------------
                                                     2003         2002         2001          2003         2002         2001
                                                     ----         ----         ----          ----         ----         ----
                                                              (IN THOUSANDS)                         (IN THOUSANDS)
Change in benefit obligation:
   Projected benefit obligation at January 1         $83,971      $76,702      $64,999     $14,258       $14,787       $11,678
   Service cost                                        4,393        3,646        3,030         458           399           313
   Interest cost                                       5,551        5,253        4,765       1,075           925           859
   Plan amendments                                        --           --           --         218            --           273

   Benefits paid                                      (3,677)      (3,135)      (3,074)       (672)         (513)         (648)
   Actuarial loss (gain)                               9,018        1,505        6,982         454        (1,069)        3,083
   Foreign currency exchange rate change                  --           --           --       3,240          (271)         (771)
                                                    --------      -------      -------     -------       -------       -------
   Projected benefit obligation at December 31        99,256       83,971       76,702      19,031        14,258        14,787
                                                    --------      -------      -------     -------       -------       -------


Change in plan assets:
   Fair value of plan assets at January 1             59,386       56,846       62,085      10,846        12,043        14,102
   Actual gain (loss) on plan assets                  14,819       (4,837)      (3,365)      1,508          (867)       (1,315)
   Company contribution                                   --       10,512        1,200         753           395           395
   Benefits paid                                      (3,677)      (3,135)      (3,074)       (672)         (513)         (648)
   Foreign currency exchange rate change                  --           --           --       2,506          (212)         (491)
                                                    --------      -------      -------     -------       -------       -------
   Fair value of plan assets at December 31           70,528       59,386       56,846      14,941        10,846        12,043
                                                    --------      -------      -------     -------       -------       -------


Projected benefit obligation in excess of plan
    assets                                           (28,728)     (24,585)     (19,856)     (4,090)       (3,412)       (2,744)
Unrecognized prior service cost                           --           26          146         780           474           513
Unrecognized net gain                                 19,797       21,797       11,090       6,001         5,256         4,874
                                                    --------      -------      -------     -------       -------       -------

Net amount recognized                                 (8,931)      (2,762)      (8,620)      2,691         2,318         2,643
Minimum liability                                    (16,084)     (17,987)      (7,435)     (2,566)       (1,983)       (2,038)
                                                    --------     --------     --------     -------       -------       -------

Total pension liability recognized in
  consolidated balance sheet                        $(25,015)    $(20,749)    $(16,055)    $   125       $   335       $   605
                                                    ========     ========     ========     =======       =======       =======



                                                       UNITED STATES (U.S.) PLANS                     CANADIAN PLANS
                                                    ----------------------------------       ---------------------------------
                                                       2003         2002         2001         2003         2002         2001
                                                       ----         ----         ----         ----         ----         ----
                                                               (IN THOUSANDS)                          (IN THOUSANDS)
Components of net periodic benefit cost:
  Service cost                                         4,393        3,646        3,030         458           399         313
  Interest cost                                        5,551        5,253        4,765       1,075           925         859
  Expected return on plan assets                      (5,079)      (4,713)      (5,152)     (1,012)       (1,010)     (1,144)
  Recognized gains / losses                            1,278          348            -         316           234         (13)
  Recognized prior service cost                           26          120          120          33            30          30
  Amortization of transition obligation                   --           --           73          --            --          --
                                                     -------      -------      -------     -------       -------     -------
Net periodic pension cost                            $ 6,169      $ 4,654      $ 2,836     $   870       $   578     $    45
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

         The Company has profit participation plans under which it distributes quarterly to eligible employees 12% to 20% depending on operating unit, of its pretax income after adjustments for certain non-operating items. Each eligible employee receives a share of the distribution based upon the employee's base compensation in relation to the total base compensation of all eligible employees of the operating unit. The Company may modify, amend or terminate the plans, at any time, subject to the terms of various labor agreements.

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

         As noted in Note 16 above, as part of the settlement with the CDPHE and the EPA, CF&I is required to install one new electric arc furnace, and thus the two existing furnaces with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters will be shut down.
CF&I has determined that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential.
Accordingly, the Company recorded a pre-tax impairment charge to earnings of $9.1 million in the quarter ended June 30, 2003. Of the impairment charge recognized, $8.1 million represented impairment of fixed assets and $1.0 million pertained to reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value, the carrying value of the fixed assets was zero after the effect of the impairment charge.




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
                Statements of Income for each of the three years
                  in the period ended December 31, 2003.......................34
                Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2003...........35
                Statements of Cash Flows for each of the three years
                  in the period ended December 31, 2003.......................36
                Notes to Consolidated Financial Statements....................37
     (iv)       Financial Statement Schedule for each of the three
                years in the period ended December 31, 2003:
                Independent Auditors' Report - 2003...........................62
                Schedule II - Valuation and Qualifying Accounts...............63
     (v) Exhibits: Reference is made to the index of exhibits on pages 64 and 65 of this report.

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

10.9** 2002 Non-Employee Director's Stock Option Plan. (Filed as exhibit 99.1 to the Company's Registration Statement on Form S-8 (SEC Reg. No. 333-86980).)
10.10***Credit Agreement, dated as of July 12, 2002, among Oregon Steel Mills,
        Inc., New CF&I, Inc., CF&I Steel, L.P. and Colorado & Wyoming Railway Company as borrowers, the financial institutions that are or may from time to time become parties thereto, as Lenders, Textron Financial Corporation, as Agent for the Lenders, and GMAC Business Credit LLC, as Co-Managing Agent. (Filed as exhibit 10.1 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).
10.11 Amendment No. 1 to Credit Agreement dated as of December 13, 2002. (Filed as exhibit 10.11 on Form 10-K for the period ended December 31, 2002.)
10.12   Amendment No. 2 to Credit Agreement, dated as of June 30, 2003.
        (Filed as exhibit 10.1 on Form 10-Q for the period ended June 30, 2003.)
10.13 Security Agreement, dated as of July 12, 2002, among Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P. and the Agent for the Lenders. (Filed as exhibit 10.2 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249.)
10.14 Employment Agreement dated August 1, 2003, between the Company and James E. Declusin. (Filed as exhibit 10.1 on Form 10-Q for the period ended September 30, 2003.)
10.15 Separation Agreement and General Release dated September 16, 2003, between the Company and its subsidiaries and Joe E. Corvin.
        (Filed as exhibit 10.2 on Form 10-Q for the period ended September 30, 2003.)
10.16 Amendment No. 3 to Credit Agreement dated as of September 26, 2003. (Filed as exhibit 10.3 on Form 10-Q for the period ended September 30, 2003.)
10.17 Amendment No. 4 to Credit Agreement dated as of November 13, 2003. (Filed as exhibit 10.4 on Form 10-Q for the period ended September 30, 2003.)
18.0 Certifying Accountant's Preferability Letter. (Filed as exhibit 18.0 on Form 10-Q for the period ended June 30, 2003.)
21.0 Subsidiaries of registrant. (Filed as exhibit 21.0 for the period ended December 31, 2003.)
23.0    Consent of Independent Accountants - PricewaterhouseCoopers LLP.
23.1    Consent of Independent Accountants - KPMG LLP.
31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(Filed as exhibit 31.1 for the period ended December 31, 2003.)
31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed as exhibit 31.2 for the period ended December 31, 2003.)
32.1 CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(Filed as exhibit 32.0 for the period ended December 31, 2003.)
99.0 Partnership Agreement dated as of January 2, 1992, by and between Camrose Pipe Corporation and Stelcam Holding, Inc. (Filed as exhibit 28.0 to Form 8-K dated June 30, 1992.)


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