Form 10-Q/A
period 2004-06-30
OREGON STEEL MILLS INC
filed 2004-09-14
CIK 830260

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

                                    Yes X     No
                                       ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                     Yes  X   No
                                         ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, $.01 Par Value                     26,677,504
         ----------------------------              -----------------------------
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


           Item 1.     Legal Proceedings......................................21

           Item 6.     Exhibits and Reports on Form 8-K.......................21

           SIGNATURES.........................................................22

PART I.    FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                         OREGON STEEL MILLS, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                           JUNE 30,            DECEMBER 31,
                                                                             2004                2003
                                                                        ----------------       ------------
                                          ASSETS                          (UNAUDITED)
Current assets:
      Cash and cash equivalents                                          $  52,958              $   5,770
      Trade accounts receivable, less allowance for doubtful
       accounts of $4,497 and $3,665                                        93,013                 80,190
      Inventories                                                          154,435                139,623
      Deferred income taxes                                                  7,741                 19,545
      Other                                                                  9,551                 15,596
                                                                         ---------              ---------
          Total current assets                                             317,698                260,724
                                                                         ---------              ---------
Property, plant and equipment:
      Land and improvements                                                 33,391                 33,337
      Buildings                                                             59,207                 54,144
      Machinery and equipment                                              839,089                817,053
      Construction in progress                                              13,149                 13,654
                                                                         ---------              ---------
                                                                           944,836                918,188
      Accumulated depreciation                                            (462,647)              (440,607)
                                                                         ---------              ---------
          Net property, plant and equipment                                482,189                477,581
                                                                         ---------              ---------

Goodwill                                                                       520                    520
Intangibles, net                                                            11,662                 11,803
Other assets                                                                11,488                 15,514
                                                                         ---------              ---------
                TOTAL ASSETS                                             $ 823,557              $ 766,142
                                                                         =========              =========
                                       LIABILITIES
Current liabilities:
      Current portion of long-term debt                                  $   2,000              $      --
      Accounts payable                                                      77,880                 73,006
      Accrued expenses                                                      59,282                 60,991
                                                                         ---------              ---------
          Total current liabilities                                        139,162                133,997

Long-term debt                                                             309,550                301,832
Deferred employee benefits                                                  49,500                 49,887
Labor dispute settlement                                                    63,522                 27,844
Environmental liability                                                     27,271                 28,317
Deferred income taxes                                                        7,979                 20,442
Other long-term liabilities                                                    256                     --
                                                                         ---------              ---------
          Total liabilities                                                597,240                562,319
                                                                         ---------              ---------

Minority interests                                                          17,199                 16,571
                                                                         ---------              ---------
Contingencies (Note 10)
                                 STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share; 1,000 shares
   authorized; none issued                                                      --                     --
Common stock, par value $.01 per share; 45,000 shares authorized,
   26,656 and 26,398 shares issued and outstanding                             266                    264
Additional paid-in capital                                                 228,747                227,703
Accumulated deficit                                                         (4,794)               (26,339)
Accumulated other comprehensive loss:
      Cumulative foreign currency translation adjustment                    (4,198)                (3,473)
      Minimum pension liability                                            (10,903)               (10,903)
                                                                         ---------              ---------
          Total stockholders' equity                                       209,118                187,252
                                                                         ---------              ---------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 823,557              $ 766,142
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

                                      -2-


                                        OREGON STEEL MILLS, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                              (UNAUDITED)

                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       JUNE 30,                           JUNE 30,
                                                             ----------------------------        --------------------------
                                                                  2004            2003              2004            2003
                                                             -----------        ---------        ----------      ----------
Sales:
      Product Sales                                            $ 269,936        $ 179,220        $ 511,746        $ 346,151
      Freight                                                     11,833           10,674           22,419           19,425
                                                               ---------        ---------        ---------        ---------
                                                                 281,769          189,894          534,165          365,576
Costs and expenses:
      Cost of sales                                              212,772          190,006          427,372          359,607
      Labor dispute settlement adjustment (Note 10)               31,868               --           38,868               --
      Fixed and other asset impairment charges (Note 12)              --           36,113               --           36,113
      Selling, general and administrative expenses                13,774           12,434           27,683           24,925
      Gain on sale of assets                                         (30)            (213)            (293)            (274)
      Incentive compensation                                       3,042              117            5,088              339
                                                               ---------        ---------        ---------        ---------
                                                                 261,426          238,457          498,718          420,710
                                                               ---------        ---------        ---------        ---------
           Operating income (loss)                                20,343          (48,563)          35,447          (55,134)
Other income (expense):
      Interest expense, net                                       (8,461)          (8,352)         (17,029)         (16,561)
      Minority interests                                           1,259              459            1,614            2,462
      Other income                                                   836            2,204            1,472              735
                                                               ---------        ---------        ---------        ---------
           Income (loss) before income taxes                      13,977          (54,252)          21,504          (68,498)
Income tax benefit                                                    43            2,305               41            7,525
                                                               ---------        ---------        ---------        ---------
Net income (loss)                                              $  14,020        $ (51,947)       $  21,545        $ (60,973)
                                                               =========        =========        =========        =========

Basic income (loss) per share                                  $    0.53        $   (1.97)       $    0.81        $   (2.31)
Diluted income (loss) per share                                $    0.52        $   (1.97)       $    0.81        $   (2.31)
Weighted average common shares and
common share equivalents outstanding:
           Basic                                                  26,583           26,388           26,535           26,388
           Diluted                                                26,848           26,388           26,704           26,388

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
                                                                        ========          ========


     On July 15, 2002, the Company issued $305 million of 10% First Mortgage Notes due 2009 ("10% Notes") at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of the Company (exclusive of CPC and OFP), excluding accounts receivable, inventory, and certain other assets. As of June 30, 2004, the Company had outstanding $305 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company's net income, as defined. Under these restrictions, there was no amount available for cash dividends at June 30, 2004. New CF&I and CF&I (collectively, the "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

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

     Shares used in calculating basic and diluted earnings per share for the three-month and six-month periods ended June 30, are as follows:

                                                   THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
                                                  ----------------------------           ------------------------
                                                        2004         2003                  2004          2003
                                                     --------     --------               --------     -----------
                                                               (In thousands, except per share amounts)
Basic weighted average
   shares outstanding                                  26,583       26,388                 26,535       26,388
Dilutive effect of:
   Employee stock options                                 265           --                    169           --
                                                     --------     --------               --------     --------

Weighted average number of shares outstanding:
    Assuming dilution                                  26,848       26,388                 26,704       26,388
                                                     ========     ========               ========     ========

Net income (loss)                                    $ 14,020     $(51,947)              $ 21,545     $(60,973)
                                                     ========     ========               ========     ========

Basic income (loss) per share:                           $.53       $(1.97)                  $.81       $(2.31)
Diluted income (loss) per share:                         $.52       $(1.97)                  $.81       $(2.31)

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

     In a related matter, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency ("EPA"), identifying it, along with 68 other entities, as a potentially responsible party ("PRP") under the Comprehensive

Environmental Response, Compensation and Liability Act ("CERCLA") with respect to contamination in a portion of the Willamette River that has been designated as the "Portland Harbor Superfund Site." The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the Portland Harbor Superfund Site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland mill site) for which the Company has liability. At this time, nine private and public entities have signed an Administrative Order on Consent ("AOC") to perform a remedial investigation/feasibility study ("RI/FS") of the Portland Harbor Superfund Site under EPA oversight. The RI/FS is expected to be completed in 2008. Although we did not sign the original AOC, the Company is a member of the Lower Willamette Group, which is funding that investigation, and it signed a Coordination and Cooperation Agreement with the EPA that binds it to all terms of the AOC. The Company's cost associated with the RI/FS as of June 30, 2004 is approximately $441,000, all of which has been covered by the Company's insurer. As a best estimate of the Company's share of the remaining RI/FS costs, the Company has accrued a liability of $860,000 as of June 30, 2004. The Company has also recorded a $860,000 receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred. At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by identified PRPs. In addition, in June 2003, the Company signed a Funding and Participating Agreement whereby the Company, with nine other industrial and municipal parties, agreed to fund a joint effort with federal, state and tribal trustees to study potential natural resource damages in the Portland Harbor. The Company estimates its financial commitment in connection with this agreement to be approximately $591,000. Based on this estimate, the Company has accrued a liability of $591,000 as of June 30, 2004. The Company has also recorded a $591,000 receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these costs as incurred. This effort is expected to last until 2006. In connection with these matters, the Company could incur additional costs associated with investigation, remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company's results of operations. The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA, or natural resource damages and restoration that may be sought by federal, state and tribal natural resource trustees.

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

     In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003. In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. Under this settlement and the settlement with the CDPHE, the Company is subject to certain stipulated penalties if it fails to comply with the terms of the settlement. In March 2004, the CDPHE notified CF&I of alleged violations of the State Consent Decree relating to opacity. In June 2004, the CDPHE assessed stipulated penalties of $270,000. On July 26, 2004, CF&I sought judicial review of the determination. At this time, no date for a hearing has been set. In addition to these assessed penalties, the Company may in the future incur additional penalties related to this matter. To date, such penalties have not been material to its results of operations and cash flows; however, the Company cannot be assured that future penalties will not be material.


     In response to the CDPHE settlement and subsequent alleged violations and the resolution of the EPA action, CF&I expensed $2.8 million in 2001 and $132,000 in the second quarter of 2004 for possible fines and non-capital related expenditures. As of June 30, 2004, the remaining accrued liability was approximately $306,000.

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

                                            THREE MONTHS ENDED JUNE 30                   SIX MONTHS ENDED JUNE 30
                                     --------------------------------------      -----------------------------------------
                                       2004      2003     CHANGE    % CHANGE       2004       2003      CHANGE    % CHANGE
                                       ----      ----     ------    --------       ----       ----      ------    --------
Sales
-----
Oregon Steel Division                $156,433   $104,496  $51,937     49.7%      $302,059   $187,622   $114,437    61.0%
RMSM Division                         125,336     85,398   39,938     46.8%       232,106    177,954     54,152    30.4%
                                     --------   -------- --------     ----       ---------  --------   --------    ----
  Consolidated                       $281,769   $189,894  $91,875     48.4%      $534,165   $365,576   $168,589    46.1%
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

      Net cash used by investing activities in the first six months of 2004 totaled $9.4 million compared to $11.5 million in the same period of 2003. The decrease was in part due to a $2.2 million decrease in additions to property, plant and equipment. During the first six months of 2004, the Company expended approximately $5.3 million and $3.7 million on capital projects (excluding capitalized interest) at the Oregon Steel Division and the RMSM Division, respectively.

      Net working capital at June 30, 2004 increased $51.8 million compared to December 31, 2003, reflecting a $57.0 million increase in current assets and a $5.2 million increase in current liabilities. The increase in current assets was primarily due to an increase in cash, accounts receivable, and inventories of $47.2 million, $12.8 million, and $14.8 million, respectively, partially offset by a decrease in deferred income taxes of $11.8 million and a decrease in inventory reserved for deferred revenue of $7.2 million. The increase in accounts receivable was primarily due to increased sales and sales prices for plate and coil and rod and bar products. The increase in inventory is primarily due to the accumulation of structural tubing inventory as a result of the addition of the Columbia Structural Tubing facility in the fourth quarter of 2003. The increase in current liabilities was primarily due to an increase in accrued incentive compensation of $6.4 million due to increased operating income, by $3.1 million for Settlement related to common stock issuance costs, by a $2.0 million increase in the current portion of the OFP debt, and by an increase in trade accounts payable of $2.4 million due to increased raw material prices, partially offset by a decrease of $7.4 million in other accrued expenses.

      On July 15, 2002, the Company issued $305 million of 10% First Mortgage Notes due 2009 ("10% Notes") at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Company (exclusive of CPC and OFP), excluding accounts receivable, inventory, and certain other assets. As of June 30, 2004, the Company had outstanding $305 million of principal amount under the 10% Notes. The indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company's net income, as defined. Under these restrictions, there was no amount available for cash dividends at June 30, 2004. New CF&I and CF&I (collectively "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

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

       32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

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



                                               OREGON STEEL MILLS, INC.



Date:   September 13, 2004                         /s/ Jeff S. Stewart
                                               ------------------------------
                                                        Jeff S. Stewart
                                                   Corporate Controller
                                               (Principal Accounting Officer)

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

       32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.