Form 10-K/A
period 2003-12-31
OREGON STEEL MILLS INC
filed 2004-09-17
CIK 830260

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of January 31, 2004:

      COMMON STOCK, $.01 PAR VALUE                      26,495,172
      ----------------------------            ----------------------------------
            (Title of Class)                        (Number of shares
                                                     outstanding)

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Proxy statement for the Registrant's Annual Meeting of Stockholders to be held April 29, 2004 is incorporated by reference into Part III of this report.

                                EXPLANATORY NOTE:

This Amendment No. 2 on Form 10-K/A ("Amendment No. 2") is filed to add this Explanatory Note which should have accompanied Amendment No. 1 on Form 10-K/A of Oregon Steel Mills, Inc. filed September 14, 2004 ("Amendment No. 1"). Amendment No. 1 was filed to amend limited sections of the Oregon Steel Mills, Inc. Form 10-K for the year ended December 31, 2003 filed March 16, 2004, including limited changes to:

      [BULLET] the Liquidity and Capital Resources discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations;

      [BULLET]  the Consolidated Statements of Cash Flows, and

      [BULLET]  Note 2 and Note 5 to the Consolidated Financial Statements.


Oregon Steel Mills, Inc. believes the changes are not material, but reflect typing, rounding and conforming corrections.

This Amendment No. 2 also amends the Index of Exhibit to include new certifications of the principal executive officer and principal financial officer in accordance with Rule 12b-15.

INDEX OF EXHIBITS[ASTERISK]

2.0 Asset Purchase Agreement dated as of January 2, 1992, by and between Camrose Pipe Company (a partnership) and Stelco Inc. (Filed as exhibit
         2.0 to Form 8-K dated June 30, 1992.)
2.1 Asset Purchase Agreement dated as of March 3, 1993, among CF&I Steel Corporation, Denver Metals Company, Albuquerque Metals Company, CF&I Fabricators of Colorado, Inc., CF&I Fabricators of Utah, Inc., Pueblo Railroad Service Company, Pueblo Metals Company, Colorado & Utah Land Company, the Colorado and Wyoming Railway Company, William J. Westmark as trustee for the estate of The Colorado and Wyoming Railway Company, CF&I Steel, L.P., New CF&I, Inc. and Oregon Steel Mills, Inc. (Filed as exhibit 2.1 to Form 8-K dated March 3, 1993.)
3.1 Restated Certificate of Incorporation of the Company, as amended. (Filed as exhibit 3.1 to Form 10-Q for the period ended June 30, 2003.)
3.2      Bylaws of the Company (as amended and restated on May 1, 2003).
         (Filed as exhibit 3.2 to Form 10-Q for the period ended June 30, 2003.)
4.1 Specimen Common Stock Certificate. (Filed as exhibit 4.1 to Form S-1 Registration Statement 33-38379.)
4.2 Rights Agreement between Oregon Steel Mills, Inc. and ChaseMellon Shareholder Services, LLC (now Mellon Investor Services, LLC), as Rights Agent. (Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A (SEC Reg. No. 1-9987.)
4.3 Indenture, dated as of July 15, 2002, by and among Oregon Steel Mills, Inc., U.S. Bank National Association, as trustee, and New CF&I, Inc., and CF&I Steel, L.P., as guarantors. (Filed as exhibit 4.1 to the Registration statement on Form S-4(SEC Reg. No. 333-98249).)
4.4      First Amendment to Oregon Steel Mills, Inc. Indenture. (Filed as
         Exhibit 4.2 to Form 10-Q for the period ended September 30, 2002.)
4.5 Exchange and Registration Rights Agreement, dated July 15, 2002, between Oregon Steel Mills, Inc. and Goldman, Sachs & Co.(Filed as exhibit 4.2 to the Registration Statement on Form S-4 (SEC Reg.
         No. 333-98249) and incorporated by reference herein.)
4.6 Security Agreement, dated as of July 15, 2002, between Oregon Steel Mills and U.S. Bank National Association. (Filed as exhibit 4.3 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)
4.7 Security Agreement, dated as of July 15, 2002, between CF&I Steel, L.P. and U.S. Bank National Association. (Filed as exhibit 4.4 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249) and incorporated by reference herein.)
4.8 Security Agreement, dated as of July 15, 2002, between New CF&I, Inc. and U.S. Bank National Association. (Filed as exhibit 4.5 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)
4.9 Intercreditor Agreement, dated July 15, 2002 between U.S. Bank National Association and Textron Financial Corporation.
         (Filed as exhibit 4.6 to the Registration Statement on Form S-4
         (SEC Reg. No. 333-98249).)
4.10 Form of Deed of Trust, Assignment of Rents and Leases and Security Agreement. (Filed as exhibit 4.7 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)

4.11 Form of Global Note. (Filed as exhibit 4.8 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)
4.12 Guarantee of CF&I Steel, L.P. (Filed as exhibit 4.9 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)
4.13 Guarantee of New CF&I, Inc. (Filed as exhibit 4.10 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)
10.1 [ASTERISK, ASTERISK] Form of Indemnification Agreement between the Company and its directors. (Filed as exhibit 10.3 to Form 10-Q for the period ended June 30, 2003.)
10.2 [ASTERISK, ASTERISK] Form of Indemnification Agreement between the Company and its executive officers. (Filed as exhibit 10.2 to Form 10-Q for the period ended June 30, 2003.)
10.3 Agreement for Electric Power Service between Registrant and Portland General Electric Company. (Filed as exhibit 10.20 to Form S-1 Registration Statement 33-20407.)
10.4 [ASTERISK, ASTERISK] Form of Key Employee Contract between the Company and its executive officers. (Filed as exhibit 10.2 to Form 10-Q for the period ended September 30, 2000.)
10.5 Summary of Rights to Purchase Participating Preferred Stock. (Filed as exhibit 2 to the Company's Registration Statement on Form 8-A (SEC Reg. No. 1-9987).)
10.6 Form of Rights Certificate and Election to Purchase. (Filed as exhibit 3 to the Company's Registration Statement on Form 8-A (SEC Reg.
         No. 1-9987).)
10.7 [ASTERISK, ASTERISK] 2002 Annual Incentive Plan for certain of the Company's management employees. (Filed as exhibit 10.11 to Form 10-K for the period ended December 31, 2001.)
10.8 [ASTERISK, ASTERISK] 2000 Non-Qualified Stock Option Plan. (Filed as exhibit 99.1 to the Company's Registration Statement on Form S-8 (see Reg. No. 333-68732).)
10.9 [ASTERISK, ASTERISK] 2002 Non-Employee Director's Stock Option Plan. (Filed as exhibit 99.1 to the Company's Registration Statement on Form S-8 (SEC Reg. No. 333-86980).)
10.10 [ASTERISK, ASTERISK, ASTERISK] Credit Agreement, dated as of July 12, 2002, among Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P. and Colorado & Wyoming Railway Company as borrowers, the financial institutions that are or may from time to time become parties thereto, as Lenders, Textron Financial Corporation, as Agent for the Lenders, and GMAC Business Credit LLC, as Co-Managing Agent. (Filed as exhibit
         10.1 to the Registration Statement on Form S-4 (SEC Reg.
         No. 333-98249).
10.11 Amendment No. 1 to Credit Agreement dated as of December 13, 2002. (Filed as exhibit 10.11 on Form 10-K for the period ended December 31, 2002.)
10.12    Amendment No. 2 to Credit Agreement, dated as of June 30, 2003.
         (Filed as exhibit 10.1 on Form 10-Q for the period ended June 30, 2003.)
10.13 Security Agreement, dated as of July 12, 2002, among Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P. and the Agent for the Lenders. (Filed as exhibit 10.2 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249.)
10.14 Employment Agreement dated August 1, 2003, between the Company and James E. Declusin. (Filed as exhibit 10.1 on Form 10-Q for the period ended September 30, 2003.)
10.15 Separation Agreement and General Release dated September 16, 2003, between the Company and its subsidiaries and Joe E. Corvin. (Filed as exhibit 10.2 on Form 10-Q for the period ended September 30, 2003.)
10.16 Amendment No. 3 to Credit Agreement dated as of September 26, 2003. (Filed as exhibit 10.3 on Form 10-Q for the period ended September 30, 2003.)
10.17 Amendment No. 4 to Credit Agreement dated as of November 13, 2003. (Filed as exhibit 10.4 on Form 10-Q for the period ended September 30, 2003.)
18.0 Certifying Accountant's Preferability Letter. (Filed as exhibit 18.0 on Form 10-Q for the period ended June 30, 2003.)
21.0 Subsidiaries of registrant. (Filed as exhibit 21.0 on Form 10-K for the period ended December 31, 2003.)
23.0 Consent of Independent Accountants - PricewaterhouseCoopers LLP (Filed as exhibit 23.0 for the period ended December 31, 2003).
23.1 Consent of Independent Accountants - KPMG LLP. (Filed as exhibit 23.1 for the period ended December 31, 2003).
31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed as exhibit 31.1 for the period ended December 31, 2003.)
31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(Filed as exhibit 31.2 for the period ended December 31, 2003.)
32.1 CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed as exhibit 32.0 for the period ended December 31, 2003.)
99.0 Partnership Agreement dated as of January 2, 1992, by and between Camrose Pipe Corporation and Stelcam Holding, Inc. (Filed as exhibit
         28.0 to Form 8-K dated June 30, 1992.)

----------------------
[ASTERISK] The Company will furnish to stockholders a copy of the exhibit upon payment of $.35 per page to cover the expense of furnishing such copies. Requests should be directed to Jeff S. Stewart, Corporate Controller, Oregon Steel Mills, Inc., PO Box 5368, Portland, Oregon 97228.

[ASTERISK, ASTERISK] Management contract or compensatory plan.
[ASTERISK, ASTERISK, ASTERISK] Certain Exhibits and Schedules to this Exhibit are omitted. A list of omitted Exhibits is provided in the Exhibit and the Registrant agrees to furnish to the Commission as a supplement a copy of any omitted Exhibits or Schedules upon request.







                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            OREGON STEEL MILLS, INC.
--------------------------------------------------------------------------------
                                  (Registrant)



Date:   September 17, 2004                  By:    /s/ James E. Declusin
      -----------------------                 ----------------------------------
                                                 Chief Executive Officer