Form 10-Q/A
period 2004-06-30
OREGON STEEL MILLS INC
filed 2004-09-17
CIK 830260

1

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

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to
                               -----------------------------    ----------------

Commission File Number       1-9887
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

                                                  Yes X        No
                                                     ---         ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                  Yes  X       No
                                                      ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, $.01 Par Value                    26,677,504
         ----------------------------             ------------------------------
                     Class                        Number of Shares Outstanding
                                                       (as of July 31, 2004)

                                 EXPLANATORY NOTE:

This Amendment No. 2 on Form 10-Q/A ("Amendment No. 2") is filed to add this Explanatory Note which should have accompanied Amendment No. 1 on Form 10-Q /A of Oregon Steel Mills, Inc. filed September 14, 2004 ("Amendment No. 1"). Amendment No. 1 was filed to amend limited sections of the Oregon Steel Mills, Inc. Form 10-Q for the quarter ended June 30, 2004 filed August 9, 2004, including limited changes regarding the number of shares outstanding as of July 31, 2004, Net Income (Loss) per Share, and certain figures in the Consolidated Balance Sheet and Consolidated Statements of Operations, as well as to amplify statements regarding RMSM environmental matters.

Oregon Steel Mills, Inc. believes the changes are not material, but reflect typing, rounding and conforming corrections.

This Amendment No. 2 also amends Part II, Item 6 to include new certifications of the principal executive officer and principal financial officer in accordance with Rule 12b-15.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            OREGON STEEL MILLS, INC.
--------------------------------------------------------------------------------
                                  (Registrant)



Date:   September 17, 2004                 By:  /s/ Jeff S. Stewart
      ----------------------------            -------------------------------
                                               Jeff S. Stewart
                                               Corporate Controller
                                               (Principal Accounting Officer)