Form 10-Q
period 2004-09-30
OREGON STEEL MILLS INC
filed 2004-11-09
CIK 830260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2004
                               -------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
- ----------------------------------------------------  --------------------------


Commission File Number    1-9887
                      --------------------

                            OREGON STEEL MILLS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                 94-0506370
- --------------------------------------------------------------------------------
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                   Identification No.)

1000 S.W. Broadway, Suite 2200, Portland, Oregon                      97205
- --------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (503) 223-9228
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                    Yes X     No
                                       ---       ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes  X       No
                                        ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Stock, $.01 Par Value                         35,322,504
 ----------------------------                -----------------------------------
          Class                              Number of Shares Outstanding
                                             (as of October 31, 2004)

                            OREGON STEEL MILLS, INC.
                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION...............................................2

               Item 1.  Financial Statements...................................2

                        Notes to Consolidated Financial
                        Statements (Unaudited).................................5

               Item 2.  Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations............................................15

               Item 3.  Quantitative and Qualitative Disclosures
                        about Market Risk.....................................20

               Item 4.  Controls and Procedures...............................20


PART II.  OTHER INFORMATION...................................................21

               Item 1.  Legal Proceedings.....................................21

               Item 6.  Exhibits..............................................21

               SIGNATURES.....................................................22

PART I.    FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 OREGON STEEL MILLS, INC.
                                CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                                     2004                 2003
                                                                                 -------------        ------------
                                                                 ASSETS           (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                    $  77,162            $   5,770
     Trade accounts receivable, less allowance
     for doubtful accounts of $4,841 and $3,665                                     126,165               80,190
     Inventories                                                                    133,630              139,623
     Deferred income taxes                                                           29,359               19,545
     Other                                                                            6,491               15,596
                                                                                  ---------            ---------
            Total current assets                                                    372,807              260,724
                                                                                  ---------            ---------
Property, plant and equipment:
     Land and improvements                                                           35,350               33,337
     Buildings                                                                       61,666               54,144
     Machinery and equipment                                                        837,891              817,053
     Construction in progress                                                        13,321               13,654
                                                                                  ---------            ---------
                                                                                    948,228              918,188
     Accumulated depreciation                                                      (467,043)            (440,607)
                                                                                  ---------            ---------
          Net property, plant and equipment                                         481,185              477,581
                                                                                  ---------            ---------
Goodwill                                                                                520                  520
Intangibles, net                                                                     33,654               11,803
Other assets                                                                         11,520               15,514
                                                                                  ---------            ---------
                    TOTAL ASSETS                                                  $ 899,686            $ 766,142
                                                                                  =========            =========

                                                               LIABILITIES
Current liabilities:
     Current portion of long-term debt                                            $   2,036            $      --
     Accounts payable                                                                46,586               73,006
     Accrued expenses                                                                55,284               60,991
     Labor dispute settlement                                                        64,215                   --
                                                                                  ---------            ---------
          Total current liabilities                                                 168,121              133,997

Long-term debt                                                                      312,677              301,832
Deferred employee benefits                                                           76,331               49,887
Labor dispute settlement                                                                 --               27,844
Environmental liability                                                              28,988               28,317
Deferred income taxes                                                                30,381               20,442
Other long-term liabilities                                                             142                   --
                                                                                  ---------            ---------
          Total liabilities                                                         616,640              562,319
                                                                                  ---------            ---------
Minority interests                                                                   21,764               16,571
                                                                                  ---------            ---------
Contingencies (Note 10)
                                                               STOCKHOLDERS'
                                                                  EQUITY
Preferred stock, par value $.01 per share, 1,000 shares
   authorized; none issued                                                               --                   --
Common stock, par value $.01 per share; 45,000 shares authorized,
   26,698 and 26,398 shares issued and outstanding                                      267                  264
Additional paid-in capital                                                          229,150              227,703
Retained earnings (accumulated deficit)                                              45,549              (26,339)

Accumulated other comprehensive loss:
          Cumulative foreign currency translation adjustment                         (2,781)              (3,473)
          Minimum pension liability                                                 (10,903)             (10,903)
                                                                                  ---------            ---------
               Total stockholders' equity                                           261,282              187,252
                                                                                  ---------            ---------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 899,686            $ 766,142
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



                                                OREGON STEEL MILLS, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                       (UNAUDITED)

                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                               ------------------------------      ---------------------------
                                                                    2004              2003            2004             2003
                                                                -----------       -----------      ---------        ----------
Sales:
     Product Sales                                               $ 338,248        $ 177,418        $ 849,995        $ 523,569
     Freight                                                        10,084           11,381           32,503           30,805
                                                                 ---------        ---------        ---------        ---------
                                                                   348,332          188,799          882,498          554,374

Costs and expenses:
     Cost of sales                                                 257,467          188,730          684,839          548,336
     Labor dispute settlement adjustment (Note 10)                   4,532               --           43,400               --
     Fixed and other asset impairment charges (Note 12)                 --               --               --           36,113
     Selling, general and administrative expenses                   15,945           13,634           43,628           38,559
     Loss (gain) on disposal of assets                               1,036             (641)             743             (915)
     Incentive compensation                                          5,401               --           10,490              339
                                                                 ---------        ---------        ---------        ---------

                                                                   284,381          201,723          783,100          622,432
                                                                 ---------        ---------        ---------        ---------
           Operating income (loss)                                  63,951          (12,924)          99,398          (68,058)

Other income (expense):
     Interest expense, net                                          (8,454)          (8,538)         (25,482)         (25,099)
     Minority interests                                             (4,564)             609           (2,950)           3,071
     Other income                                                      893              388            2,364            1,123
                                                                 ---------        ---------        ---------        ---------
          Income (loss) before income taxes                         51,826          (20,465)          73,330          (88,963)
Income tax benefit (expense)                                        (1,483)            (473)          (1,442)           7,052
                                                                 ---------        ---------        ---------        ---------
Net income (loss)                                                $  50,343        $ (20,938)       $  71,888        $ (81,911)
                                                                 =========        =========         ========        =========

Basic income (loss) per share                                    $    1.89        $   (0.79)       $    2.70        $   (3.10)
Diluted income (loss) per share                                  $    1.87        $   (0.79)       $    2.69        $   (3.10)

Weighted average common shares and common share
   equivalents outstanding:
          Basic                                                     26,683           26,389           26,585           26,390
          Diluted                                                   26,924           26,389           26,753           26,390


                The accompanying notes are an integral part of the consolidated financial statements.

                                      -3-


                                              OREGON STEEL MILLS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)
                                                     (UNAUDITED)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                               -------------------------------
                                                                                    2004               2003
                                                                                ---------           ----------
Cash flows from operating activities:
     Net income (loss)                                                       $  71,888              $ (81,911)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
             Depreciation and amortization                                      29,922                 31,101
             Fixed and other asset impairment charges (Note 12)                     --                 36,113
             Tax benefit on employee stock option plans                            497                     --
             Deferred income taxes                                                 125                 (8,065)
             Loss (gain) on disposal of assets                                     743                   (915)
             Minority interests                                                  2,950                 (3,071)
             Changes in current assets and liabilities:
                  Trade accounts receivables                                   (45,460)                20,851
                  Inventories                                                    5,993                 32,321
                  Operating liabilities                                        (33,275)               (22,888)
                  Labor dispute settlement adjustment (Note 10)                 43,400                     --
                  Other, net                                                     9,596                   (265)
                                                                             ---------              ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       86,379                  3,271
                                                                             ---------              ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                                (15,408)               (15,465)
     Proceeds from disposal of property and equipment                              150                  1,332
     Other, net                                                                    277                   (622)
                                                                             ---------              ---------
NET CASH USED BY INVESTING ACTIVITIES                                          (14,981)               (14,755)
                                                                             ---------              ---------

Cash flows from financing activities:
     Proceeds from bank debt                                                   185,611                 59,484
     Payments on bank and long term debt                                      (186,597)               (59,564)
     Minority share of subsidiary's distribution                                    --                 (1,436)
     Issuance of common stock                                                      953                     15
                                                                             ---------              ---------
NET CASH USED BY FINANCING ACTIVITIES                                              (33)                (1,501)
                                                                             ---------              ---------

Effects of foreign currency exchange rate changes on cash                           27                  2,579
                                                                             ---------              ---------

Net increase (decrease) in cash and cash equivalents                            71,392                (10,406)
Cash and cash equivalents at the beginning of period                             5,770                 33,050
                                                                             ---------              ---------

Cash and cash equivalents at the end of period                               $  77,162              $  22,644
                                                                             =========              =========

Supplemental disclosures of cash flow information:
   Cash paid for:
   -------------
            Interest                                                         $  32,462              $  31,087
            Income taxes                                                     $   1,251              $     217

    Non-cash activities:
    -------------------
       See Note 5 for a description of the non-cash loan the Company entered into for a 50% interest in a warehouse. See Note 11 for a description of the non-cash consolidation of Oregon Feralloy Partners.




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

     The unaudited financial statements include estimates and other adjustments, consisting of normal recurring accruals and other charges as described in Note 10, "Contingencies - Labor Matters - CF&I Labor Dispute Settlement - Accounting" and in Note 12, "Asset Impairments," which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 2003 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46 (revised December 2003), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51," ("FIN 46R") which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R applied immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods ending after March 15, 2004. The Company adopted FIN 46R on January 1, 2004. See Note 11, "JOINT VENTURE AND ADOPTION OF FIN 46R - CONSOLIDATION OF VARIABLE INTEREST ENTITIES" for additional disclosures.

     In December 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised), "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirement contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally is effective for fiscal years ending after December 15, 2003. The Company discloses the requirements of SFAS No. 132 (revised) in Note 8, "Employee Benefit Plans."

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

     The following table illustrates the effect on net income and earnings per share as if the Black-Scholes fair value method described in SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," as amended, had been applied to the Company's stock option plans.

                                                          THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------          -------------------------------
                                                             2004                 2003                    2004             2003
                                                             ----                 ----                    ----             ----
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income (loss), as reported                             $   50,343        $(20,938)                   $ 71,888       $(81,911)
Deduct:  total stock-based compensation expense
    determined under fair value based method for
    all awards, net of related tax effects                       (153)            (74)                       (497)          (197)
                                                           ----------        --------                    --------       --------
Pro forma net income (loss)                                $   50,190        $(21,012)                   $ 71,391       $(82,108)
                                                           ==========        ========                    ========       ========
Income (loss) per share:
      Basic - as reported                                       $1.89          $(0.79)                      $2.70         $(3.10)
      Basic - pro forma                                         $1.88          $(0.80)                      $2.69         $(3.11)
      Diluted - as reported                                     $1.87          $(0.79)                      $2.69         $(3.10)
      Diluted - pro forma                                       $1.86          $(0.80)                      $2.67         $(3.11)


     The Company did not award options during the three months ended September 30, 2004 and 2003. The fair value of options awarded during the nine months ended September 30, 2004 and 2003, was $5.66 and $1.65 per share, respectively. The fair value of the awards was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------
                                                2004               2003
                                                ----               ----

     Annualized Dividend Yield                     0%                 0%
     Common Stock Price Volatility              71.5%              63.3%
     Risk Free Rate of Return                    4.1%               4.7%
     Expected option term (in years)                7                  7


3.   INVENTORIES
     -----------


     Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method. The components of inventories are as follows:

                                             SEPTEMBER 30,        DECEMBER 31,
                                                 2004                2003
                                             -------------        ------------
                                                       (IN THOUSANDS)

    Raw materials                               $ 20,775           $  5,214
    Semi-finished product                         36,029             55,864
    Finished product                              49,154             49,478
    Stores and operating supplies                 27,672             29,067
                                                --------           --------
         Total inventory                        $133,630           $139,623
                                                ========           ========


4.    COMPREHENSIVE INCOME (LOSS)
      --------------------------

                                                         THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,                             SEPTEMBER 30,
                                                      --------------------------               ------------------------
                                                         2004             2003                   2004             2003
                                                      --------         ---------               --------         -------
                                                           (In thousands)                           (In thousands)

Net income (loss)                                     $ 50,343         $(20,938)               $ 71,888        $(81,911)
Foreign currency translation adjustment                  1,417              (41)                    692           2,579
                                                      --------         --------                --------        --------
Comprehensive income (loss)                           $ 51,760         $(20,979)               $ 72,580        $(79,332)
                                                      ========         ========                ========        ========


5.   DEBT, FINANCING ARRANGEMENTS, AND LIQUIDITY
     -------------------------------------------

     Debt balances were as follows:


                                                SEPTEMBER 30,      DECEMBER 31,
                                                    2004               2003
                                                -------------      ------------
                                                         (IN THOUSANDS)

10% First Mortgage Notes due 2009                 $ 305,000        $ 305,000
Less unamortized discount on 10% Notes               (2,836)          (3,168)
Oregon Feralloy Partners Term Loan                    9,000               --
CPC Mortgage Loan                                     3,549               --
                                                  ---------        ---------
     Total debt outstanding                         314,713          301,832
Less current portion of Oregon Feralloy
   Partners Term Loan                                (2,000)              --
Less current portion of CPC Mortgage Loan               (36)              --
                                                  ---------        ---------
     Non-current maturity of long-term debt       $ 312,677        $ 301,832
                                                  =========        =========


     On July 15, 2002, the Company issued $305.0 million of 10% First Mortgage Notes due 2009 ("10% Notes") at a discount of 98.772% and an interest rate of 10.0%. Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of the Company (exclusive of CPC and OFP), excluding accounts receivable, inventory, and certain other assets. As of September 30, 2004, the Company had outstanding $305.0 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions (except for CPC and OFP) on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company's net income, as defined. Under these restrictions, there was no amount available for cash dividends at September 30, 2004. New CF&I and CF&I (collectively, the "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

     On March 29, 2000, OFP entered into a 7-year $14.0 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility. Amounts outstanding under the loan agreement bear interest based on the LIBOR rate plus a margin ranging from 1.25% to 3.00%, and as of September 30, 2004, there was $9.0 million of principal outstanding of which $2.0 million was classified as current. The loan is secured by all the assets of OFP. The loan agreement contains various restrictive covenants including a minimum tangible net worth amount, a minimum debt service coverage ratio, and a specified amount of insurance coverage. The creditors of OFP have no recourse to the general credit of the Company. Effective January 1, 2004, the Company included the OFP loan balance in the consolidated balance sheet as a result of the adoption of FIN 46R. See Note 11, "JOINT VENTURE AND ADOPTION OF FIN 46R - CONSOLIDATION OF VARIABLE INTEREST ENTITIES."

     On September 17, 2004, CPC entered into a ten-year loan agreement related to an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement. CPC's share of the debt is $3.5 million. Amounts outstanding under the loan agreement bear interest at a rate of 6.57%. As of September 30, 2004, CPC's share of the principal outstanding was $3.5 million of which $36,000 was classified as current. The loan is secured by the warehouse and contains various restrictive covenants on CPC including minimum income and cash flow requirements, a minimum debt service coverage amount and limitations on incurring new or additional debt obligations other than as allowed by the loan agreement.

     As of September 30, 2004, Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P., and Colorado and Wyoming Railway Company ("Borrowers") maintained a $65.0 million revolving credit agreement ("Credit Agreement"), which will expire on June 30, 2005. At September 30, 2004, $5.0 million was restricted under the Credit Agreement, $16.0 million was restricted under outstanding letters of credit, and $44.0 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.75%. During the quarter ended September 30, 2004, there were no short-term borrowings under the Credit Agreement. As of September 30, 2004, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the average interest rate for the Credit Agreement would have been 5.1% for the quarter ended September 30, 2004. The unused commitment fees were 0.58% for the quarter ended September 30, 2004. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum consolidated earnings before interest, taxes, depreciation and amortization amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. The Company cannot pay cash dividends without prior approval from the lenders.

     Camrose maintains a CDN $15.0 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. Amounts under the facility bear interest based on the prime rate. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. The Credit Agreement contains various restrictive covenants including a minimum tangible net worth amount. This facility expires in September 2006. At September 30, 2004, $7.7 million was restricted under outstanding letters of credit. As of September 30, 2004, the interest rate of this facility was 4.0%. Annual commitment fees are 0.25% of the unused portion of the credit line. At September 30, 2004, there was no outstanding balance due under the credit facility.

     As of September 30, 2004, principal payments on debt are due as follows (in thousands):

                2004                                 $    506
                2005                                    2,040
                2006                                    2,042
                2007                                    4,545
                2008                                       48
                2009                                  305,052
                2010 and thereafter                     3,316
                                                     --------
                                                     $317,549
                                                     ========


6.    INCOME TAXES
      ------------

     The effective income tax expense rate was 2.9% and 2.0% for the three and nine months ended September 30, 2004, as compared to a tax expense rate of 2.3% and a tax benefit rate of 7.9% for the three and nine months ended September 30, 2003, respectively. The effective income tax rate for the three and nine months ended September 30, 2004 varied from the combined state and federal statutory rate principally because the Company reversed a portion of the valuation allowance, established in 2003, for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits.

     SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not"; otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company reduced the valuation allowances by $19.9 million and $30.4 million in the three and nine months ended September 30, 2004, respectively, due to less uncertainty regarding the realization of deferred tax assets. At September 30, 2004, the valuation allowance for deferred tax assets was $23.0 million.

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

     Shares used in calculating basic and diluted earnings per share for the three-month and nine-month periods ended September 30, are as follows:

                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                     --------------------------       ----------------------
                                                        2004           2003            2004            2003
                                                     ---------     ------------       -------      ---------
                                                              (In thousands, except per share amounts)

Basic weighted average shares outstanding              26,683         26,389          26,585         26,390
Dilutive effect of employee stock options                 241             --             168
                                                     --------       --------        --------       --------

Weighted average number of
shares outstanding assuming dilution                   26,924         26,389          26,753         26,390
                                                     ========       ========        ========       ========

Net income (loss)                                    $ 50,343       $(20,938)       $ 71,888       $(81,911)
                                                     ========       ========        ========       ========

Basic income (loss) per share:                       $   1.89       $  (0.79)       $   2.70       $  (3.10)
Diluted income (loss) per share:                     $   1.87       $  (0.79)       $   2.69       $  (3.10)



8.   EMPLOYEE BENEFIT PLANS
     ----------------------

     The Company has noncontributory defined benefit retirement plans, certain health care and life insurance benefits, an Employee Stock Ownership Plan (which is in the process of being terminated by the end of 2004), and qualified Thrift (401(k)) plans covering all of its eligible domestic employees. The Company also has non-contributory defined benefit retirement plans covering all of its eligible Camrose employees.

     Components of net periodic benefit cost related to the defined benefit and certain health care and life insurance benefit plans were as follows:

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER  30,                SEPTEMBER 30,
                                                ------------------------        ---------------------
                                                  2004            2003            2004         2003
                                                --------       ---------        --------     --------
                                                     (IN THOUSANDS)                (IN THOUSANDS)
Service cost                                    $ 1,206        $ 1,359        $ 3,617        $ 4,076
Interest cost                                     2,207          2,134          6,620          6,402
Expected return on plan assets                   (1,722)        (1,523)        (5,167)        (4,568)
Recognized net loss                                 421            412          1,262          1,236
Amortization of transition asset                     49             49            147            147
Amortization of prior service cost                   30             45             89            134
Curtailment loss                                    965             --            965             --
                                                -------        -------        -------        -------
    Total net periodic benefit cost             $ 3,156        $ 2,476        $ 7,533        $ 7,427
                                                =======        =======        =======        =======

     The Company made contributions of $4.7 million and $6.9 million to its pension plans for the three and nine months ended September 30, 2004, respectively. The Company does not expect to make additional contributions in the fourth quarter of 2004.

     The 2003 changes in medicare regulations do not apply to the Company's postretirement medical benefits because the plan provides only a fixed benefit to retirees.

9.   CONCENTRATIONS
     --------------

     The Company's Portland mill purchases steel slab from a number of foreign producers. Any interruption or reduction in the supply of steel slab may make it difficult or impossible to satisfy customers' delivery requirements, which could have a material adverse effect on the Company's results of operations. Thus far in 2004, the Company's major suppliers of steel slab have been Ispat Mexicana S.A. de C.V. of Mexico and Companhia Siderurgica de Tubarao of Brazil. Any interruption of supply from these suppliers could have a material adverse effect on the Company's results of operations. Most of the steel slabs the Company purchases are delivered by ship. Any disruption to port operations, including those caused by a labor dispute involving longshoreman or terrorism, could materially impact the supply or the cost of steel slabs, which could have a material adverse effect on the Company's production, sales levels and profitability.

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

OREGON STEEL DIVISION

     In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality ("DEQ") committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Company's Portland mill may have affected sediment quality in the Willamette River. Based on preliminary findings, the Company is conducting a full remedial investigation ("RI"), including areas of investigation throughout the Portland mill, and has committed to implement source control if required. The Company's best estimate for costs of the RI study is $837,000 over the next two years. Accordingly, the Company has accrued a liability of $837,000 as of September 30, 2004. The Company has also recorded a $837,000 receivable for insurance proceeds that are expected to cover these RI costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI costs as incurred. Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company's results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs. The Company is unable at this time to determine if the likelihood of an unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.

     In a related matter, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency ("EPA"), identifying it, along with 68 other entities, as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to contamination in a portion of the Willamette River that has been designated as the "Portland Harbor Superfund Site." The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the Portland Harbor Superfund Site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland mill site) for which the Company has liability. At this time, nine private and public entities have signed an Administrative Order on Consent ("AOC") to perform a remedial investigation/feasibility study ("RI/FS") of the Portland Harbor Superfund Site under EPA oversight. The RI/FS is expected to be completed in 2008. Although the Company did not sign the original AOC, the Company is a member of the Lower Willamette Group, which is funding that investigation, and the Company signed a Coordination and Cooperation Agreement with the EPA that binds the Company to all terms of the AOC. The Company's cost associated with the RI/FS as of September 30, 2004 is approximately $707,000, all of which has been covered by the Company's insurer. As a best estimate of the Company's share of the remaining RI/FS costs, the Company has accrued a liability of $1,160,000 as of September 30, 2004. The Company has also recorded a $1,160,000 receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred. At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by identified PRPs. In addition, in June 2003, the Company signed a Funding and Participating Agreement whereby the Company, with nine other industrial and municipal parties, agreed to fund a joint effort with federal, state and tribal trustees to study potential natural resource damages in the Portland Harbor. The Company, along with eight of the nine other industrial and municipal parties, withdrew from the agreement, effective October 1, 2004, because of the inability to reach agreement with the trustees with respect to the assessment to be conducted. The Company intends to continue to work with interested parties to assess natural resources damages. The Company estimates its financial commitment in connection with future natural resource damage assessment to be approximately $365,000. Based on this estimate, the Company has accrued a liability of $365,000 as of September 30, 2004. The Company has also recorded a $365,000 receivable for insurance proceeds that are expected to cover these costs because the Company's insurer is defending this matter, subject to a standard reservation of rights, and is paying these costs as incurred. In connection with these matters, the Company could incur additional costs associated with investigation, remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company's results of operations. The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA, or natural resource damages and restoration that may be sought by federal, state and tribal natural resource trustees.

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

RMSM DIVISION

     In connection with the acquisition of the steelmaking and finishing facilities located at Pueblo, Colorado ("Pueblo mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two initial remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a postclosure permit for hazardous waste units at the Pueblo mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist. In September 2004, the Company increased the environmental reserve by $1.6 million for environmental remediation based upon remediation investigations conducted by two environmental engineering consultants. At September 30, 2004, the total accrued liability was $27.1 million, of which $24.2 million was classified as non-current on the Company's consolidated balance sheet.

     The CDPHE inspected the Pueblo mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the "State Consent Decree"). The State Consent Decree provided for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I is also required to make certain capital improvements expected to cost approximately $25.8 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. The PSD permit was issued June 21, 2004.

     In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003. In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25.8 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. Under this settlement and the settlement with the CDPHE, the Company is subject to certain stipulated penalties if it fails to comply with the terms of the settlement. In March 2004, the CDPHE notified CF&I of alleged violations of the State Consent Decree relating to opacity. In June 2004, the CDPHE assessed stipulated penalties of $270,000. On July 26, 2004, CF&I sought judicial review of the determination. At this time, no date for a hearing has been set. In addition to these penalties, the Company may in the future incur additional penalties related to this matter. To date, such penalties have not been material to its results of operations and cash flows; however, the Company cannot be assured that future penalties will not be material.

     In response to the CDPHE settlement and subsequent alleged violations and the resolution of the EPA action, CF&I expensed $2.8 million in 2001 and $500,000 and $632,000 for the three and nine months ended September 30, 2004 for possible fines and non-capital related expenditures. As of September 30, 2004, the remaining accrued liability was approximately $745,000.

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

     In a related matter, in April 2000, the United Steelworkers of America ("Union") filed suit in the United States District Court in Denver, Colorado, asserting that the Company and CF&I had violated the CAA at the Pueblo mill for a period extending over five years. The Union sought declaratory judgement regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney's fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court's dismissal of the case and remanded the case for further hearing to the District Court. The parties to the above-referenced litigation have negotiated a settlement of the labor dispute and all associated litigation, including this Union suit. As a result, the Union suit was dismissed on August 3, 2004. See "Labor Matters" for a description of the settlement.

LABOR MATTERS

CF&I LABOR DISPUTE SETTLEMENT

     On January 15, 2004, the Company announced a tentative agreement to settle the labor dispute between the Union and CF&I ("Settlement") that had been ongoing since October 1997 and on September 10, 2004, the Settlement was finalized and became effective. The Settlement resulted in the dismissal of all court actions between CF&I and the Union relating to the labor dispute and environmental matters and the NLRB's issuance of an Order Withdrawing Complaints and Conditionally Approving Withdrawals of Charges related to the labor dispute and includes the ratification of new five-year collective bargaining agreements. The Settlement called for the establishment of a trust and on September 10, 2004, the Rocky Mountain Steel Mills - United Steelworkers of America Back Pay Trust ("Trust") was established. As part of the tentative settlement the Company had originally planned to issue four million shares of the Company's common stock to the Trust on behalf of CF&I. On September 10, 2004, the parties agreed instead that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Company's common stock in an underwritten stock offering.

     The Settlement also includes payment by CF&I of: (1) a cash contribution of $2,500 for each beneficiary, a total of $2.5 million and (2) beginning on the effective date of the Settlement, a ten year profit participation obligation consisting of 25% of CF&I's quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3.0 million per year for 2004 through 2008 and $4.0 million per year for 2009 through 2013; these cap amounts are subject to a carryforward/carryback provision described in the Settlement documents. The beneficiaries are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which are effected through the new five-year collective bargaining agreements, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees' actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 will be immediately eligible to apply for and receive qualified long-term disability ("LTD") benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes the Company's agreement to nominate a director designated by the Union on the Company's board of directors, and to a broad-based neutrality clause for certain of the Company's facilities in the future.

CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING

     The Company recorded charges of $31.1 million in the fourth quarter of 2003, $7.0 million in the first quarter of 2004, and an additional charge of $31.9 million in the second quarter of 2004, of which $23.2 million, $7.0 million, and $28.7 million, respectively, were non-cash, related to the agreement to issue four million shares of Company common stock as part of the Settlement. The non-cash portion of the charges in the first and second quarters of 2004 are a result of adjusting the previously recorded value at December 31, 2003 of the four million shares of Company common stock ($23.2 million at $5.81 per share) to market at March 31, 2004 and June 30, 2004, respectively. The closing price of Company common stock on the New York Stock Exchange at March 31, 2004 was $7.56 per share, resulting in an additional labor dispute settlement charge of $7.0 million for the first quarter of 2004, and at June 30, 2004 was $14.74, resulting in an additional labor dispute settlement charge of $28.7 million for the second quarter of 2004.

     In the second quarter of 2004, as part of the Settlement, the Company agreed, under certain circumstances, to pay on behalf of the Trust, certain expenses that would otherwise be incurred by the Trust related to the issuance of four million shares of Company common stock. Accordingly, the Company recorded a charge in the second quarter of 2004 of approximately $3.3 million as part of the cost of the Settlement. Since the second quarter, the Settlement was revised so that no stock would be issued to the Trust, but rather the Trust would receive the gross cash proceeds from the sale of four million shares of Company common stock. The circumstances, which would have required the Company to pay $3.3 million did not arise, and the charge was reversed in the third quarter of 2004.

     On September 29, 2004 the public offering price was established at $16.00 per share. The Company recorded a charge of $5.1 million in the third quarter of 2004 related to the obligation to pay the gross proceeds from the sale of four million shares to the Trust, resulting in a total accrual for shares of $64.0 million at September 30, 2004. During the three and nine months ended September 30, 2004, the Company recorded $3.6 million and $6.9 million, respectively, for the Settlement profit participation obligation. The existing accrual for the LTD benefits ($5.3 million at September 30, 2004), which was expensed in the fourth quarter of 2003, may also change, as better claims information becomes available. During the three months ended September 30, 2004, the first 79 employees had accepted early retirement benefits, resulting in a charge of $2.7 million. The Company expects to record an additional net charge for early retirement benefits during the fourth quarter of 2004 estimated at approximately $4.5 million. The post-retirement medical benefit enhancements extended to all participants resulted in unrecognized prior service costs of $6.4 million in accordance with SFAS No. 106. The pension benefit enhancements extended to all participants resulted in the recognition of unrecognized prior service costs of $22.3 million at September 30, 2004. The Company recorded an intangible asset and off-setting liability in the third quarter of $22.3 million in accordance with SFAS No. 87. The unrecognized prior service costs for both the pension and post-retirement medical benefits will be amortized prospectively over the future service life of the active participants.

PURCHASE COMMITMENTS

     Effective January 8, 1990, the Company entered into an agreement, which was subsequently amended on December 7, 1990 and again on April 3, 1991, to purchase a base amount of oxygen produced from a facility located at the Company's Portland mill. The oxygen facility is owned and operated by an independent third party. The agreement expires in August 2011 and specifies that the Company will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at September 30, 2004 was approximately $136,000. See Note 12, "ASSET IMPAIRMENTS" for potential costs related to this contract. A similar contract to purchase oxygen for the Pueblo mill was entered into on February 2, 1993 by CF&I, and was subsequently amended on December 15, 1994. The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at September 30, 2004 was $119,000.

     The Company purchases electricity used at the Pueblo mill from an independent third party under an agreement that expires in May 2008. This commitment specifies that the Company will pay a minimum monthly charge of $33,000 per month.

OTHER CONTINGENCIES

     The Company is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of the Company, its results of operations, and liquidity.

     The CPC loan of $3.5 million as of September 30, 2004 was entered into for an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement. The Company is not a guarantor for CPC's co-tenant's share; however, CPC is a co-borrower and is jointly and severally liable in the event of default by the co-tenant or its respective guarantors. The co-tenant's share of the loan was $3.5 million as of September 30, 2004. Two owners of the co-tenant are personal guarantors of the entire loan. The Company believes that the co-tenant has sufficient liquidity to pay its share of the loan.

11.  JOINT VENTURE AND ADOPTION OF FIN 46R - CONSOLIDATION OF VARIABLE INTEREST
     --------------------------------------------------------------------------
     ENTITIES
     --------

     In June 1999, a wholly-owned subsidiary of the Company and Feralloy Oregon Corporation ("Feralloy") formed OFP to construct a temper mill and a cut-to-length ("CTL") facility ("Facility") with an annual stated capacity of 300,000 tons to process CTL plate from steel coil produced at the Company's plate mill in Portland, Oregon. The Facility commenced operations in May 2001. The Company has a 60% profit/loss interest and Feralloy, the managing partner, has a 40% profit/loss interest in OFP. Each partner holds 50% voting rights as an owner of OFP. The Company is not required to, nor does it currently anticipate it will, make other contributions of capital to fund operations of OFP. However, the Company is obligated to supply a quantity of steel coil for processing through the Facility of not less than 15,000 tons per month. In the event that the three month rolling average of steel coil actually supplied for processing is less than 15,000 tons and OFP operates at less than breakeven (as defined in the Joint Venture Agreement), then the Company is required to make a payment to OFP at the end of the three-month period equal to the shortfall. The Company did not incur any expense related to the shortfalls for the three months or nine months ended September 30, 2004.

     The Company adopted FIN 46R "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" on January 1, 2004, which resulted in the consolidation of OFP's operations. The cumulative impact of the adoption of this accounting standard on retained earnings was zero. OFP primarily owns land improvements, a building, equipment and other operating assets, all of which is collateral for the $9.0 million bank debt of OFP. The creditors of OFP have no recourse to the general credit of the Company. The financial statement impact was to increase current assets by $1.7 million, increase net property, plant and equipment by $15 million, decrease other assets by $3.5 million, increase current liabilities by $3.4 million, increase long-term debt by $7.5 million (consisting of bank debt) and increase minority interest by $2.3 million.

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

     In connection with the melt shop closure, the Company has determined the value of the related assets to be impaired. Accordingly, in the second quarter of 2003, the Company recorded a pre-tax impairment charge to earnings of $27.0 million for the melt shop and other related assets. Of this impairment charge recognized, $18.3 million represented impairment of fixed assets and $8.4 million pertained to reduction of dedicated stores and operating supplies to net realizable value. Following the impairment charge, the carrying value of the fixed assets was approximately $1.4 million. The fair value of the impaired fixed assets was determined using the Company's estimate of market prices for similar assets. Associated with the operations of the melt shop is an oxygen purchase contract which cannot be used in current operations and therefore does not provide a current benefit to the Company unless the Company decides to restart the melt shop. In the future, if the Company determines the melt shop will not reopen, or decides to terminate the associated oxygen purchase contract, it will incur an expense for contract termination costs. The Company estimates the cancellation and buyout costs could range from $3.0 million to $5.5 million, depending on negotiation of a settlement. None of the future costs of the contract have been accrued as of September 30, 2004, in accordance with SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES" as the Company has not effectively ceased its rights under the contract.

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

13.  SUBSEQUENT EVENTS
     -----------------

     On October 5, 2004, the Company received funds related to the completed underwritten offering of 8,625,000 shares of common stock at a price to the public of $16.00 per share, which included the underwriters' over allotment option of 1,125,000 shares. After deducting the underwriting discount of $7.2 million, the net proceeds received from the offering were $130.8 million. Also on October 5, 2004, the Company paid $64.0 million of the proceeds to the Trust as part of the Settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
- -------

     The following information contains forward-looking statements, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements made in this report that are not statements of historical fact are forward-looking statements. Forward-looking statements made in this report can be identified by forward-looking words such as, but not limited to, "expect," "anticipate," "believe," "intend," "plan," "seek," "forecast," "estimate," "continue," "may," "will," "would," "could," "likely," and similar expressions. These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. These risks and uncertainties include, but are not limited to:
[BULLET] changes in market supply and demand for steel, including the effect of changes in general economic conditions and imports;
[BULLET] changes in the availability and costs of steel scrap, steel scrap substitute materials, steel slab and billets and other raw materials or supplies used by the Company, as well as the availability and cost of electricity and other utilities;
[BULLET] downturns in the industries the Company serves, including the rail transportation, construction, capital equipment, oil and gas, and durable goods segments;
[BULLET]  increased levels of steel imports;
[BULLET] the Company's substantial indebtedness, debt service requirements, and liquidity constraints;
[BULLET] the Company's highly leveraged capital structure and the effect of restrictive covenants in its debt instruments on its operating and financial flexibility;
[BULLET] availability and adequacy of the Company's cash flow to meet its requirements;
[BULLET]  actions by the Company's domestic and foreign competitors;
[BULLET]  unplanned equipment failures and plant outages;
[BULLET] costs of environmental compliance and the impact of governmental regulations;
[BULLET] risks related to pending environmental matters, including the risk that costs associated with such matters may exceed the Company's expectations or available insurance coverage, if any, and the risk that the Company may not be able to resolve any matter as expected;
[BULLET] risks relating to the Company's relationship with its current unionized employees and the possibility of future unionization at its Portland mill;
[BULLET] changes in the Company's relationship with its workforce, and [BULLET] changes in United States or foreign trade policies affecting steel imports or exports.

     In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires that the Company evaluate and report on internal controls over financial reporting and have the Company's auditor attest to such evaluation. The Company has prepared an internal plan of action for compliance and is in the process of documenting and testing the system of internal controls to provide the basis for the Company's report. Due to ongoing evaluation and testing of internal controls and the uncertainties of the interpretation of these new requirements, the Company cannot be assured that there may not be significant deficiencies or material weaknesses that would be required to be reported.

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

     In June 2004, the Company announced the indefinite idling of the Napa pipe mill. The determination to idle the Napa pipe mill was based on (1) the ability to improve operating margins by directing production of the Portland mill to support plate and coil customers, the structural tubing operation, and the Canadian line pipe business instead of the Napa pipe mill, (2) the assessment that the Company's large diameter pipe business can be more effectively produced at the Camrose pipe mill, and (3) the ability to restart the Napa pipe mill should market conditions change.

     On January 15, 2004, the Company announced a tentative agreement to settle the labor dispute between the Union and CF&I. The Company recorded charges of $31.1 million in the fourth quarter of 2003, $7.0 million in the first quarter of 2004, and $31.9 million in the second quarter of 2004 related to the tentative settlement. The agreement was finalized in September 2004 and, during the third quarter of 2004, the Company recorded an additional charge of $4.5 million related to the Settlement. See Note 10 to the Consolidated Financial Statements, "CONTINGENCIES - LABOR MATTERS - CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING" for a discussion of the accounting for the agreement.

     In May 2003, the Company shut down its Portland mill melt shop. The determination to close the melt shop was based on (1) the Company's ability to obtain steel slab through purchases from suppliers on the open market, and (2) high energy and raw material costs and the yield losses associated with the inefficient casting technology in use at the Portland mill. The Company forecasts that future steel slab purchases for the Portland mill will meet the production needs of the Portland mill finishing operation for the remainder of 2004 and into the foreseeable future. The Company intends to maintain the melt shop in operating condition but is also exploring other alternatives and has contracted with a third party to market the melt shop equipment to suitable buyers. Associated with the operations of the melt shop is an oxygen purchase contract which cannot be used in current operations and therefore does not provide a current benefit to the Company unless it decides to restart the melt shop. See Note 12 to the Consolidated Financial Statements, "ASSET IMPAIRMENTS." In the future if the Company determines to not reopen the melt shop, or terminates the associated oxygen purchase contract, the Company will incur an expense for contract termination costs. The Company estimates the cancellation and buyout costs could range from $3.0 million to $5.5 million, depending on negotiation of a settlement. None of the future costs of the contract have been accrued as of September 30, 2004, in accordance with SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES" as the Company has not effectively ceased its rights under the contract. In addition, CF&I determined in the second quarter of 2003 that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. The Company recorded a pre-tax charge to earnings of approximately $36.1 million in the second quarter of 2003 related to the melt shop and caster and other related asset impairments. See Note 12 to the Consolidated Financial Statements, "ASSET IMPAIRMENTS."

     On December 4, 2003, President Bush lifted the tariffs on imports of steel that were imposed March 5, 2002. The tariffs were designed to give the United States steel industry time to restructure and become competitive in the global steel market. During the time that the tariffs were in effect, the Company believes that the tariffs did not materially impact either the supply of, or the cost of, steel slabs purchased by the Company on the open market for processing into steel plate and coil. Since the lifting of the tariffs, the steel industry has seen a dramatic increase in both the cost of raw materials and the selling price of most steel products. The Company believes that current market conditions are the result of the combination of a strong steel demand in Asia, a weak United States dollar, and an increase in ocean freight costs. The Company anticipates that market conditions will remain unsettled into the foreseeable future. During this period of time, the Company believes that it will continue to incur increased costs for steel scrap, steel slabs, and ocean freight.

2004 OUTLOOK

     For all of 2004, the Company expects to ship approximately 1.7 million tons of products and generate approximately $1.2 billion in sales. In the Oregon Steel Division the sales product mix is expected to consist of 600,000 tons of plate and coil, 200,000 tons of welded pipe and 65,000 tons of structural tubing. At these shipment levels the Company expects to run its Portland combination mill at approximately 70 percent of its practical capacity. The Company's RMSM Division expects to sell approximately 390,000 tons and 480,000 tons of rail and rod and bar products, respectively. At these shipment levels the rail and rod mills would be at approximately 90 percent and 95 percent, respectively, of their practical capacities. Seamless pipe shipments will be dependent on market conditions in the drilling industry. At the present time the Company's large diameter welded pipe and seamless pipe mills are not operating.

     Due to the fourth quarter having fewer shipping days in the November and December timeframe, the Company expects total shipments for the fourth quarter to be lower than the third quarter. Fourth quarter shipments will also be impacted by a partial melt shop outage at RMSM that resulted in approximately 10,000 tons of lost production in October of 2004. While average selling prices are expected to be higher in the fourth quarter of 2004 than the third quarter, the Company expects margins to decrease, as product surcharges are not expected to offset higher scrap costs and the continuation of record steel slab prices. Overall, the Company expects its customers to reduce their inventory levels to be more in line with consumption levels during the fourth quarter.

DISCUSSION AND ANALYSIS OF INCOME
(Information in tables in thousands except tons, per ton, and percentages)

     During the third quarter of 2004, tons sold of 457,700 tons were up 6 percent from the third quarter of 2003. Sales were $348.3 million for the third quarter of 2004, a quarterly record for the Company and up 84.5 percent from the third quarter of 2003.

                                           THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                      ----------------------------------------      ----------------------------------------
                                                                           %                                            %
                                       2004        2003       CHANGE    CHANGE         2004       2003      CHANGE    CHANGE
                                       ----        ----       ------    ------         ----       ----      ------    ------
Sales
Oregon Steel Division                 $208,455   $101,965    $106,490   104.4%      $510,515    $289,586   $220,929    76.3%
RMSM Division                          139,877     86,834      53,043    61.1%       371,983     264,788    107,195    40.5%
                                      --------   --------    --------  -------     ---------   ---------   --------   ------
  Consolidated                        $348,332   $188,799    $159,533    84.5%      $882,498    $554,374   $328,124    59.2%
                                      ========   ========    ========    =====      ========    ========   ========    =====


Tons sold
Oregon Steel Division:
   Plate and Coil                      167,100    146,100      21,000    14.4%       476,800     380,600     96,200     25.3%
   Welded Pipe                          56,400     68,000     (11,600)  (17.1%)      164,700     198,200    (33,500)   (16.9%)
   Structural Tubing                    16,600         --      16,600   100.0%        45,500          --     45,500    100.0%
   Steel Slabs                              --         --          --     0.0%           400          --        400    100.0%
                                      --------    -------     -------  -------     ---------   ---------   --------    ------
        Total Oregon Steel Division    240,100    214,100      26,000    12.1%       687,400     578,800    108,600     18.8%
                                      --------    -------     -------  -------     ---------   ---------   --------    ------

RMSM Division:
   Rail                                100,700     76,800      23,900    31.1%       294,600     276,600     18,000      6.5%
   Rod and Bar                         116,900    124,700      (7,800)   (6.3%)      380,200     357,600     22,600      6.3%
   Seamless Pipe                            --     15,600     (15,600) (100.0%)        3,300      39,800    (36,500)   (91.7%)
                                       -------    -------     -------  -------     ---------   ---------    -------    ------
        Total RMSM Division            217,600    217,100         500     0.2%       678,100     674,000      4,100      0.6%
                                       -------    -------     -------  -------     ---------   ---------    -------    ------

            Consolidated               457,700    431,200      26,500     6.1%     1,365,500   1,252,800    112,700      9.0%
                                       =======    =======      ======  =======     =========   =========    =======    ======

Sales price per ton
Oregon Steel Division                    $868       $476         $392    82.4%          $743        $500       $243     48.6%
RMSM Division                             643        400          243    60.8%           549         393        156     39.7%
                                         ----       ----         ----    -----          ----        ----       ----     -----
  Consolidated                           $761       $438         $323    73.7%          $646        $443       $203     45.8%
                                         ====       ====         ====    =====          ====        ====       ====     =====


      SALES. The increase in consolidated tonnage shipments for the comparative three and nine month periods are primarily due to increased shipments of plate, coil, structural tubing and rail products partially offset by lower welded and seamless pipe shipments. The rod and bar shipments decreased in the three months ended September 30, 2004 and increased in the nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, respectively. The increase in sales and average sales price were primarily due to higher average selling prices for plate, coil, welded pipe, rail and rod and bar products and the increased shipments noted above. Increased shipments and selling prices are the result of a combination of factors including strong steel demand in Asia, a weak United States dollar and increased ocean freight costs, all of which makes the United States market less attractive to foreign producers.


      GROSS PROFIT

                        THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                   ----------------------------------------      ----------------------------------------
                   2004       2003      CHANGE     % CHANGE      2004      2003      CHANGE      % CHANGE
                   ----       ----      ------     --------      ----      ----      ------      --------

    Gross Profit  $90,865     $69      $90,796    131,588.4%   $197,659   $6,038    $191,621     3,173.6%


      The increase in gross profit for the three months and nine months ended September 30, 2004 over the same periods ended September 30, 2003 was primarily a result of the increased volume and higher average sales prices discussed above, partially offset by higher steel slab and scrap costs and the inability to fully recover the cost of raw material for rail and welded pipe products.


      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------      -----------------------------------------
                                            2004      2003      CHANGE     % CHANGE      2004       2003      CHANGE      % CHANGE
                                            ----      ----      ------     --------      ----       ----      ------      --------
    Selling, General and Administrative     $15,945  $13,634     $2,311       17.0%     $43,628    $38,559    $5,069       13.1%


      The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2004 over the same periods ended September 30, 2003 was primarily the result of a $3.6 million and $6.9 million, respectively, charge due to the ten-year profit participation obligation resulting from the Settlement. See Note 10 to the Consolidated Financial Statements, "CONTINGENCIES - LABOR MATTERS - CF&I LABOR DISPUTE SETTLEMENT - ACCOUNTING." These increases were partially offset by higher employee severance payments made in the three months ended September 30, 2003.

      INCENTIVE COMPENSATION

                                                 THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------     ------------------------------------------
                                            2004      2003      CHANGE     % CHANGE      2004       2003      CHANGE      % CHANGE
                                            ----      ----      ------     --------      ----       ----      ------      --------


    Incentive Compensation                 $5,401      $--      $5,401      100.0%      $10,490     $339     $10,151      2,994.4%


      The increase in incentive compensation for the three and nine months ended September 30, 2004 over the same periods ended September 30, 2003 was the result of increased operating income.

      INTEREST EXPENSE

                                                 THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                           -----------------------------------------    -------------------------------------------
                                            2004       2003      CHANGE     % CHANGE      2004       2003      CHANGE      % CHANGE
                                            ----       ----      ------     --------      ----       ----      ------      --------
    Interest Expense                       $8,454     $8,538    $(84)       (1.0%)      $25,482    $25,099     $383         1.5%


      Interest expense for the three and nine months ended September 30, 2004 over the same periods ended September 30, 2003 was effectively the same. Substantially all of the Company's interest expense is related to the 10% First Mortgage Notes.

      INCOME TAX EXPENSE

                                                THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------------     ------------------------------------------
                                            2004      2003      CHANGE     % CHANGE      2004       2003      CHANGE      % CHANGE
                                            ----      ----      ------     --------      ----       ----      ------      --------

    Income Tax Expense (Benefit)           $1,483     $473      $1,010      213.5%      $1,442    $(7,052)    $8,494       120.4%


      The effective income tax expense rate was 2.9% and 2.0% for the three and nine months ended September 30, 2004, as compared to a tax expense rate of 2.3% and a tax benefit rate of 7.9% for the three and nine months ended September 30, 2003, respectively. The effective income tax rate for the three and nine months ended September 30, 2004 varied from the combined state and federal statutory rate principally because the Company reversed a portion of the valuation allowance, established in 2003, for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits. SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not"; otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company reduced its valuation allowance by $19.9 million and $30.4 million in the three and nine months ended September 30, 2004, respectively, due to less uncertainty regarding the realization of these deferred tax assets. The Company will continue to evaluate the need for valuation allowances in the future. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

      At September 30, 2004, the Company's liquidity, comprised of cash, cash equivalents, and funds available under its $65.0 million revolving credit facility totaled approximately $121.1 million, compared to $49.7 million at December 31, 2003.

      Net cash provided by operating activities was $86.4 million for the first nine months of 2004 compared to $3.3 million provided by operations in the same period of 2003. The items primarily affecting the $83.1 million increase in operating cash flows were increased operating income of $130.2 million, excluding the non-cash items depreciation and amortization and fixed asset and other impairment charges, offset by cash used for net working capital requirements of $49.8 million.

      Net cash used by investing activities in the first nine months of 2004 totaled $15.0 million compared to $14.8 million in the same period of 2003. Cash used for additions to property, plant and equipment for the nine months ended September 30, 2004 and September 30, 2003 were $15.4 million and $15.5 million, respectively.

      Net working capital at September 30, 2004 increased $78.0 million compared to December 31, 2003, reflecting a $112.1 million increase in current assets and a $34.1 million increase in current liabilities. The increase in current assets was primarily due to an increase in cash, accounts receivable, and deferred income taxes of $71.4 million, $46.0 million, and $9.8 million, respectively, partially offset by a decrease in inventories of $6.0 million and a decrease in inventory reserved for deferred revenue of $8.4 million. The increase in accounts receivable was primarily related to increased sales. The increase in the current portion of deferred income taxes was primarily due to an increase in the deferred tax asset tied to the Settlement. The decrease in inventories is primarily related to the idling of the Napa pipe mill and decreased slab inventories, partially offset by increased scrap inventories and the accumulation of structural tubing inventory as a result of the addition of the Columbia Structural Tubing facility in the fourth quarter of 2003. The increase in current liabilities was primarily due to a $2.0 million increase in the current portion of the OFP debt and a $64.2 million reclassification of the labor dispute settlement liability from long-term to current, partially offset by a decrease in trade accounts payable of $26.4 million and a decrease in accrued expenses of $5.7 million. The decrease in trade accounts payable was a result of lower steel slab inventory purchases and idling of the Napa pipe mill, partially offset by increased scrap inventory purchases. The decrease in accrued expenses was due to a decrease in deferred revenue and accrued interest expense, partially offset by increased accrued incentive compensation due to increased operating income.

     On July 15, 2002, the Company issued $305.0 million of 10% First Mortgage Notes due 2009 ("10% Notes") at a discount of 98.772% and an interest rate of 10.0%. Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of the Company (exclusive of CPC and OFP), excluding accounts receivable, inventory, and certain other assets. As of September 30, 2004, the Company had outstanding $305.0 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions (except for CPC and OFP) on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company's net income, as defined. Under these restrictions, there was no amount available for cash dividends at September 30, 2004. New CF&I and CF&I (collectively, the "Guarantors") guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

     On March 29, 2000, OFP entered into a 7-year $14.0 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility. Amounts outstanding under the loan agreement bear interest based on the LIBOR rate plus a margin ranging from 1.25% to 3.00%, and as of September 30, 2004, there was $9.0 million of principal outstanding of which $2.0 million was classified as current. The loan is secured by all the assets of OFP. The loan agreement contains various restrictive covenants including a minimum tangible net worth amount, a minimum debt service coverage ratio, and a specified amount of insurance coverage. The creditors of OFP have no recourse to the general credit of the Company. Effective January 1, 2004, the Company included the OFP loan balance in the consolidated balance sheet as a result of the adoption of FIN 46R. See Note 11 to the Consolidated Financial Statements, "JOINT VENTURE AND ADOPTION OF FIN 46R - CONSOLIDATION OF VARIABLE INTEREST ENTITIES."

     On September 17, 2004, CPC entered into a ten-year loan agreement related to an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement. CPC's share of the debt is $3.5 million. Amounts outstanding under the loan agreement bear interest at a rate of 6.57%. As of September 30, 2004, CPC's share of the principal outstanding was $3.5 million of which $36,000 was classified as current. The loan is secured by the warehouse and contains various restrictive covenants on CPC including minimum income and cash flow requirements, a minimum debt service coverage amount and limitations on incurring new or additional debt obligations other than as allowed by the loan agreement.

     As of September 30, 2004, Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P., and Colorado and Wyoming Railway Company ("Borrowers") maintained a $65.0 million revolving credit agreement ("Credit Agreement"), which will expire on June 30, 2005. At September 30, 2004, $5.0 million was restricted under the Credit Agreement, $16.0 million was restricted under outstanding letters of credit, and $44.0 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.75%. During the quarter ended September 30, 2004, there were no short-term borrowings under the Credit Agreement. As of September 30, 2004, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the average interest rate for the Credit Agreement would have been

5.1% for the quarter ended September 30, 2004. The unused commitment fees were 0.58% for the quarter ended September 30, 2004. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum consolidated earnings before interest, taxes, depreciation and amortization amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. The Company cannot pay cash dividends without prior approval from the lenders.

     Camrose maintains a CDN $15.0 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. Amounts under the facility bear interest based on the prime rate. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose's eligible trade accounts receivable and inventories. The Credit Agreement contains various restrictive covenants including a minimum tangible net worth amount. This facility expires in September 2006. At September 30, 2004, $7.7 million was restricted under outstanding letters of credit. As of September 30, 2004, the interest rate of this facility was 4.0%. Annual commitment fees are 0.25% of the unused portion of the credit line. At September 30, 2004, there was no outstanding balance due under the credit facility.

     As of September 30, 2004, principal payments on debt are due as follows (in thousands):

                2004                             $    506
                2005                                2,040
                2006                                2,042
                2007                                4,545
                2008                                   48
                2009                              305,052
                2010 and thereafter                 3,316
                                                 --------
                                                 $317,549
                                                 ========
      See Note 10 to the Consolidated Financial Statements, "Contingencies - Labor Matters - CF&I Labor Dispute Settlement" for details of the Company's settlement of the labor dispute between the Union and CF&I. There were no other material changes to the Company's significant contractual obligations during the three and nine months ended September 30, 2004.

      Due to the favorable net results for the first nine months of 2004, the Company has been able to satisfy its needs for working capital and capital expenditures through operations and in part through its available cash on hand. The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from cash on hand and from funds generated from operations.

     Pursuant to an effective registration statement dated September 29, 2004, on October 5, 2004, the Company received funds related to the completed underwritten offering of 8,625,000 shares of common stock at a price to the public of $16.00 per share, which included the underwriters' over allotment option of 1,125,000 shares. After deducting the underwriting discount of $7.2 million, the net proceeds received from the offering were $130.8 million. Also on October 5, 2004, the Company paid $64.0 million of the proceeds to the Trust as part of the Settlement.

OFF BALANCE SHEET ARRANGEMENTS

      Information on the Company's off balance sheet arrangements is disclosed in the contractual obligations table of the Company's 2003 Form 10-K.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No material changes.


ITEM 4.    CONTROLS AND PROCEDURES

      As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date the Company completed its evaluation.


PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      See Note 10 to the Consolidated Financial Statements, "CONTINGENCIES," for a discussion of the status of (a) the environmental issues at the Portland mill, Napa pipe mill, and RMSM, and (b) the Settlement of the labor dispute at RMSM.

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

ITEM 6.    EXHIBITS


       10.1 Rocky Mountain Steel Mills Labor Dispute Settlement Agreement and Attachment J (filed as exhibit 10.18 to the Company's Registration Statement on Form S-3 (SEC Reg. No. 333-118959)).

       10.2 Modification Agreement dated as of September 10, 2004 (filed as exhibit 10.19 to the Company's Registration Statement on Form S-3 (SEC Reg. No. 333-118959)).

       10.3 Rocky Mountain Steel Mills - United Steelworkers of America Back Pay Trust Agreement (filed as exhibit 10.20 to the Company's Registration Statement on Form S-3 (SEC Reg No. 333-118959)).

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



                                               OREGON STEEL MILLS, INC.



Date:   November 9, 2004                          /s/ Jeff S. Stewart
                                               --------------------------------
                                                     Jeff S. Stewart
                                                   Corporate Controller
                                               (Principal Accounting Officer)

                      OREGON STEEL MILLS, INC.

                            EXHIBIT INDEX

        LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                      ENDED SEPTEMBER 30, 2004

 10.1 Rocky Mountain Steel Mills Labor Dispute Settlement Agreement and Attachment J (filed as exhibit 10.18 to the Company's Registration Statement on Form S-3 (SEC Reg. No. 333-118959)).

 10.2  Modification Agreement dated as of September  10, 2004 (filed as exhibit
       10.19 to the Company's Registration Statement on Form S-3
       (SEC Reg. No. 333-118959)).

 10.3 Rocky Mountain Steel Mills - United Steelworkers of America Back Pay Trust Agreement (filed as exhibit 10.20 to the Company's Registration Statement on Form S-3 (SEC Reg No. 333-118959)).

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