Form 10-K
period 2004-12-31
OREGON STEEL MILLS INC
filed 2005-03-16
CIK 830260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Filed Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004	Commission File Number 1-9887

OREGON STEEL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-0506370 (IRS Employer Identification No.)

1000 S.W. Broadway Suite 2200 Portland, Oregon (Address of principal offices)	97205 (Zip Code)

Registrant’s telephone number, including area code: (503) 223-9228

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]  No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2004, was approximately $390,220,333. The aggregate market value was computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2005:

Common Stock, $.01 par value	35,428,588
(Title of Class)	(Number of shares outstanding)

Documents incorporated by reference:

Proxy statement for the Registrant’s Annual Meeting of Stockholders to be held April 28, 2005, and a prospectus filed on September 30, 2004 pursuant to Rule 424(b) under the Securities Act of 1933 are incorporated by reference into Part III of this report.

OREGON STEEL MILLS, INC.

PART I

ITEM 1.	BUSINESS

General

Oregon Steel Mills, Inc. (“Company” or “Registrant”) was founded in 1926 by William G. Gilmore and was incorporated in California in 1928. The Company reincorporated in Delaware in 1974. The Company changed its name in December 1987 from Gilmore Steel Corporation to Oregon Steel Mills, Inc.

During 2004, the Company and its subsidiaries operated two steel mills and nine finishing facilities in the western United States and Canada. The Company manufactures and markets one of the broadest lines of specialty and commodity steel products of any domestic steel mill company. The Company emphasizes the cost efficient production of higher margin specialty steel products targeted at a diverse customer base located primarily west of the Mississippi River and in western Canada. The Company’s manufacturing flexibility allows it to manage actively its product mix in response to changes in customer demand and individual product cycles. The Company is organized into two business units known as the Oregon Steel Division and Rocky Mountain Steel Mills (“RMSM”) Division.

The Oregon Steel Division is centered on the Company’s Portland, Oregon Steel mill (“Portland Mill”), which has a Steckel combination mill that produces steel plate and coil for the division’s steel plate heat treating, structural tubing, and large diameter and electric resistance welded (“ERW”) pipe finishing facilities. The Oregon Steel Division’s steel pipe mill in Napa, California (“Napa Pipe Mill”) is a large diameter steel line pipe mill and fabrication facility. The Oregon Steel Division also produces large diameter steel line pipe and ERW line pipe and casing at its 60% owned pipe mill in Camrose, Alberta, Canada (“Camrose Pipe Mill”). The Oregon Steel Division operates a temper mill and cut-to-length facility with an annual stated capacity of 300,000 tons at its 60% owned Oregon Feralloy Partners (“OFP”) joint venture facility. In October 2003, the Oregon Steel Division began production of structural tubing at its Columbia Structural Tubing (“CST”) facility.

The RMSM Division consists of steelmaking and finishing facilities of CF&I Steel, L.P. (“CF&I”) (dba Rocky Mountain Steel Mills) located in Pueblo, Colorado (“Pueblo Mill”). The Company owns 87% of New CF&I, Inc. (“New CF&I”), which owns a 95.2% general partnership interest in CF&I. In addition, the Company owns directly a 4.3% limited partnership interest in CF&I. The Pueblo Mill is a steel minimill which supplies steel for the RMSM Division’s rail, rod and bar, and seamless tubular finishing mills. The Pueblo mill operates the only rail facility west of the Mississippi River, and is one of only two established rail manufacturers in North America. The RMSM Division also includes the Colorado and Wyoming Railroad Company, a wholly owned subsidiary of New CF&I which operates a short line railroad principally servicing the Pueblo Mill.

Oregon Steel Division

Portland Mill. The Portland Mill is the only hot-rolled steel plate minimill and steel plate production facility in the eleven Western states. The Portland Mill melt shop has the capability to produce slab thicknesses of 6″, 7″, 8″ or 9″ and the rolling mill can produce finished steel plate in widths up to 136″ and coiled plate in widths up to 120″. In May 2003, the Company shut down its Portland Mill melt shop and recorded an asset impairment charge of $27.0 million, and is currently producing its finished product from purchased steel slab. The Company continues to maintain the melt shop in operating condition but is also exploring other alternatives and has contracted with a third party to market the melt shop equipment to suitable buyers.

During 1997, the Company completed the construction of a Steckel combination mill (“Combination Mill”) at its Portland Mill. The project included installation of a new reheat furnace, a 4-high rolling mill with coiling furnaces, a vertical edger, a down coiler, on-line accelerated cooling, hot leveling and shearing equipment, extended roll lines, and a fully automated hydraulic gauge control system. The Combination Mill gives the Company the ability to produce steel plate in commercially preferred dimensions and sizes, increases its manufacturing flexibility and supplies substantially all the Company’s plate requirements for large diameter line pipe, as well as coiled plate for applications such as the smaller diameter ERW pipe manufactured at the Camrose Pipe Mill and structural tubing manufactured at CST. The Combination Mill produces discrete steel plate in widths from 48″ to 136″ and in thicknesses from 3/16″ to 8″. Coiled plate can be produced in widths of 48″ to 120″ and in thicknesses that range from 0.09″ to 0.75″. With the Combination Mill, the Company is positioned to produce all grades of discrete steel plate and coiled plate for substantially all of the Company’s commodity and specialty markets, including heat-treated applications.

Napa Pipe Mill. The Napa Pipe Mill can produce large diameter steel line pipe of a quality suitable for use in high pressure oil and gas transmission pipelines. The Napa Pipe Mill can produce pipe with an outside diameter ranging from 16″ to 42″, with wall thicknesses of up to 1-1/16″ and in lengths of up to 80 feet, and can process two different sizes of pipe simultaneously in its two finishing sections. Although the Portland Mill can supply substantially all of the Napa Pipe Mill’s specialty plate requirements, due to market conditions and other considerations, the Napa Pipe Mill may purchase steel plate from third-party suppliers. In July 2004, the Company idled the Napa Pipe Mill. In 2004, the Company announced the permanent closure of the Napa Pipe Mill and has contracted with third parties to market the pipe mill equipment and real estate.

Spiral Weld Mill. In July 2004, the Company announced that its Board of Directors has approved the construction of a spiral weld double submerged arc weld (“DSAW”) pipe making facility at or near its Portland Mill. The project will consist of two pipe mills with an annual capacity of approximately 150,000 tons, depending on product mix, capable of producing API certified large diameter line pipe from 20 inches to 60 inches in diameter, in wall thickness of 1/4 inch to 1 inch, and in lengths of up to 80 feet. The approved budget for the project is approximately $35 million and is expected to be completed during the first quarter of 2006.

Camrose Pipe Mill. The Company acquired a 60% interest in the Camrose Pipe Mill in June 1992 from Stelco, Inc. (“Stelco”), a large Canadian steel producer. The Camrose Pipe Mill has two pipe manufacturing mills, a large diameter steel line pipe mill similar to the Napa Pipe Mill and an ERW pipe mill which produces line pipe and casing used by the oil and gas industry. The large diameter pipe mill produces pipe in lengths of up to 80 feet with a diameter ranging from 20″ to 42″. The ERW mill produces pipe in sizes ranging from 4-1/2″ to 16″ in diameter.

Columbia Structural Tubing. In October 2003, the Company leased (with an option to buy) the equipment of the former LTV Structural Tubing Facility located in the Rivergate Industrial Park in Portland, Oregon. The lease expires in March 2017. The Company has the option to purchase the assets beginning in October 2013 and extending through the term of the lease. The leased equipment consists of a slitting line, a structural tubing mill, a proprietary in-line coating system and a manufacturing/warehousing structure. The facility, known as Columbia Structural Tubing, is located one mile from the Portland Mill. The CST mill produces rectangular hollow steel sections (“HSS”) in sizes ranging from 2-1/2″ to 10″.

Oregon Feralloy Partners. In June 1999, a wholly-owned subsidiary of the Company and Feralloy Oregon Corporation (“Feralloy”) formed OFP to construct a temper mill and a cut-to-length (“CTL”) facility with an annual stated capacity of 300,000 tons to process CTL plate from steel coil produced at the Company’s Portland Mill. The facility commenced operations in May 2001. The Company has a 60% profit/loss interest and Feralloy, the managing partner, has a 40% profit/loss interest in OFP.

See Part I, Item 2, “Properties”, for discussion of the operating capacities of the Portland Mill, the Camrose Pipe Mill, Columbia Structural Tubing, and the Napa Pipe Mill.

RMSM Division

On March 3, 1993, New CF&I, a wholly owned subsidiary of the Company, acquired a 95.2% interest in CF&I, a newly formed Delaware limited partnership. The remaining 4.8% interest was owned by the Pension Benefit Guaranty Corporation (“PBGC”). CF&I then purchased substantially all of the steelmaking, fabricating, metals, and railroad business assets of CF&I Steel Corporation. In August 1994, New CF&I sold a 10% equity interest in New CF&I to a subsidiary of Nippon Steel Corporation (“Nippon”). In connection with that sale, Nippon agreed to license to the Company a proprietary technology for producing deep head-hardened (“DHH”) rail products as well as to provide certain production equipment to produce DHH rail. In November 1995, the Company sold equity interests totaling 3% in New CF&I to two subsidiaries of the Nissho Iwai Group (“Nissho Iwai”), a large Japanese trading company. In 1997, the Company purchased the 4.8% interest in CF&I owned by the PBGC. In 1998, the Company sold a 0.5% limited partnership interest in CF&I to a subsidiary of Nippon.

Shortly after the acquisition of the Pueblo Mill in 1993, the Company began a series of major capital improvements designed to increase yields, improve productivity and quality, and expand the Company’s ability to offer specialty rail, rod and bar products. The primary components of the Pueblo Mill and the related capital improvements, as appropriate, are outlined below.

Steelmaking. The Company installed a ladle refining furnace and a vacuum degassing facility and upgraded both continuous casters. During 1995, the Company eliminated ingot casting and replaced it with more efficient continuous casting methods that allow the Company to cast directly into bloom. The Company is committed to the conversion of a new single new source performance standards subpart AAa compliant furnace at a cost of approximately $25.8 million, scheduled to be completed in September 2005.

Rod and Bar Mill. At the time of its acquisition, the rod and bar mills at the Pueblo Mill were relatively old and located in separate facilities, which resulted in significant inefficiencies as the Company shifted production between them in response to market conditions. In 1995, the Company commenced operation of a new combination rod and bar mill with a new reheat furnace and a high speed rod train, capable of producing commodity and specialty grades of rod and bar products. These improvements have enabled the Company to produce a wider range of high margin specialty products, such as high-carbon rod, merchant bar and other specialty bar products, and larger rod coil sizes, which the Company believes are preferred by many of its customers.

Rail Manufacturing. At the time of the Company’s acquisition of the Pueblo Mill, rail was produced by ingot casting using energy-intensive processes with significant yield losses as the ingots were reheated, reduced to blooms and then rolled into rail. Continuous casting has increased rail yields and decreased rail manufacturing costs. In 1996, the Company invested in the Pueblo Mill’s railmaking capacity by entering into the agreement with Nippon for the license of its proprietary technology to produce DHH rail, and acquired the production equipment necessary to produce the specialty rail. DHH rail is considered by the rail industry to be longer lasting and of higher quality than rail produced using conventional methods and, accordingly, the DHH rail usually has a corresponding higher average selling price. The Company believes it is able to meet the needs of a broad array of rail customers with both traditional and DHH rail.

Seamless Pipe. The seamless pipe mill at the Pueblo Mill can produce seamless casing, coupling stock and standard and line pipe. Seamless pipe casing is used as a structural retainer for the walls of oil or gas wells. Standard and line pipes are used to transport liquids and gasses both above and underground. The Company’s seamless pipe mill is equipped to produce the most widely used sizes of seamless pipe (5″ outside diameter through 10-3/4″ outside diameter) in all standard lengths. The Company’s production capability includes carbon and heat-treated tubular products. The Company has also sold semi-finished seamless pipe (referred to as green tubes) for processing and finishing by others. Operations at the seamless pipe mill have been suspended from mid-November 2003 to date.

See Part I, Item 2, “Properties”, for discussion of the operating capacities of the Pueblo Mill.

Products

Overview

The Company manufactures and markets one of the broadest lines of specialty and commodity steel products of any domestic minimill company. Through acquisitions and capital improvements, the Company has expanded its range of finished products from two in 1991, discrete plate and large diameter welded pipe, to nine currently by adding ERW pipe, rail, rod, bar, seamless pipe, coiled plate and structural tubing. It has also expanded its primary selling region from the western United States to national and international markets. (See Note 3 to the Company’s Consolidated Financial Statements.)

The following chart identifies the Company’s principal products and the primary markets for those products.

	Products	Markets
Oregon Steel Division	Specialty steel and coiled plate	Steel service centers Heavy equipment manufacturers Railcar manufacturers Pressure vessel manufacturers Welded pipe mills

	Commodity steel and coiled plate	Steel service centers Construction Ship and barge manufacturers Heavy equipment manufacturers

	Large diameter steel line pipe	Oil and petroleum natural gas transmission pipelines Construction

	ERW pipe and casing	Oil and natural gas line pipe Construction

	Structural tubing	Steel service centers Construction Ship and barge manufacturers Heavy equipment manufacturers

RMSM Division	Rail	Rail transportation

	Rod and bar products	Construction Durable goods Capital equipment

	Seamless pipe	Oil and gas producers

The following table sets forth for the period indicated the tonnage sold and the Company’s total shipments by product class:

	Tons Shipped
Product Class	2004	2003	2002
Oregon Steel Division:
Steel Plate	569,300	424,500	402,000
Coiled Plate	51,900	76,800	65,600
Large Diameter Steel Line Pipe(1)	115,800	181,200	444,600
ERW Pipe	78,200	56,600	34,800
Structural Tubing(2)	55,400	1,600	—
Other	400	—	—
Total Oregon Steel Division	871,000	740,700	947,000
RMSM Division:
Rail	392,300	360,400	384,100
Rod and Bar	458,200	482,400	419,700
Seamless Pipe(3)	3,300	51,300	30,000
Other	—	—	2,700
Total RMSM Division	853,800	894,100	836,500
Total Company	1,724,800	1,634,800	1,783,500

(1)	In 2004, the Company announced the permanent closure of the Napa Pipe Mill and has contracted with third parties to market the pipe mill equipment and real estate.
(2)	The Company began operations at the structural tubing facility in October 2003.
(3)	The Company suspended operation at the seamless pipe mill from November 2001 to April 2002, from mid-August 2002 to mid-September 2002, and from mid-November 2003 to date.

Oregon Steel Division

Steel Plate and Coiled Plate. The Company’s specialty grade and commodity steel plate and coiled plate is produced at the Portland Mill on the Combination Mill. The Combination Mill allows for the production of discrete plate widths up to 136″ and coiled plate up to 120″ wide. The majority of steel plate is commonly produced and consumed in standard widths and lengths, such as 96″ x 240″. Specialty steel plate consists of hot-rolled carbon, high-strength-low-alloy, alloy and heat-treated steel plate. Specialty steel plate has superior strength and performance characteristics as compared to commodity steel plate and is typically made to order for customers seeking specific properties, such as improved malleability, hardness or abrasion resistance, impact resistance or toughness, higher strength and the ability to be more easily machined and welded. These improved properties are achieved by chemically refining the steel by either adding or removing specific elements, and by accurate temperature control while hot-rolling or heat-treating the plate. Specialty steel plate is used to manufacture railroad cars, mobile equipment, bridges and buildings, pressure vessels and machinery components. Commodity steel plate is used in a variety of applications such as the manufacture of storage tanks, machinery parts, ships and barges, and general load bearing structures. Coiled plate is the feeder stock for the manufacture of ERW pipe, structural tubing, spiral weld pipe and for conversion into cut-to-length plate.

The heat-treating process of quenching and tempering improves the strength, toughness, and hardness of the steel. Quenched and tempered steel is used extensively in the mining industry, the manufacture of heavy transportation equipment, construction and logging equipment, and armored vehicles for the military. In late 2004, the Company replaced and installed a hot leveler at the heat-treat facility which flattens the steel plate following heat-treatment and ensures that the steel plate will retain its desired shape after cooling, thus continuing to enable the Company to manufacture a superior hardened plate product.

Large Diameter Steel Line Pipe. The Company manufactures large diameter, double submerged arc-welded (“DSAW”) steel line pipe at its Camrose Pipe Mill and manufactured DSAW steel line pipe through July 2004 at the Napa Pipe Mill. Large diameter line pipe is manufactured to demanding specifications and is produced in sizes ranging from 16″ to 42″ in outside diameter and in lengths of up to 80 feet. The Company also offers customers several options, which include internal linings, external coatings, and double end pipe joining. The Company’s large diameter pipe is used primarily in pressurized underground or underwater oil and gas transmission pipelines where high quality is absolutely necessary. In July 2004, the Company idled the Napa Pipe Mill. In December 2004, the Company announced the permanent closure of the Napa Pipe Mill and has contracted with third parties to market the pipe mill equipment and real estate.

ERW Pipe. The Company produces smaller diameter ERW line pipe and casing at the Camrose Pipe Mill. ERW pipe is produced in sizes ranging from approximately 4-1/2″ to 16″ in diameter. The pipe is manufactured using coiled steel formed on a high frequency ERW mill. The principal customers for this product are oil and gas companies that use it for gathering lines to supply product to feed larger pipeline systems and for casing for oil and gas wells.

Structural Tubing. The Company produces rectangular HSS in sizes ranging from 2-1/2″ to 10″. These products have a wide variety of uses, including construction applications, structural support, safety and ornamental tubing for buildings, bridges, and highways and is also used for an extensive range of applications in industrial, transportation, and agricultural equipment.

RMSM Division

Rail. The Company produces standard carbon and high-strength head-hardened rail at its Pueblo Mill. The Pueblo Mill is the sole manufacturer of rail west of the Mississippi River and one of only two established rail manufacturers in North America. Rails are manufactured in the six most popular rail weights (ranging from 115 lb/yard through 141 lb/yard), in 39 and 80-foot lengths. The primary customers for the Pueblo Mill’s rail are the western railroads, with an increased share of the eastern railroad business in recent years. The Company has also developed a presence in the Canadian and Mexican rail markets. Rail is also sold directly to rail contractors, transit districts, and short-line railroads.

As part of its capital improvement program, the Company improved its rail manufacturing facilities to include the production of in-line head-hardened rail. In-line head-hardened rail is produced through a proprietary technology, known as deep head-hardened or DHH technology, which is licensed from a third party. In 2004, the Company produced approximately 151,000 tons of head-hardened product using the DHH technology. The in-line DHH technology allows the Company to produce head-hardened product up to the capacity of the rail facility. Rail produced using the improved in-line technology is considered by many rail customers to be longer lasting and of higher quality than rail produced with traditional off-line techniques. Since 2001, the Pueblo Mill has produced and marketed an improved head-hardened rail called High Carbon Pearlite. This rail metallurgy was designed for heavy application situations such as heavy tonnage curves.

Rod and Bar Products. The Company’s rod and bar mill located at the Pueblo Mill is able to produce coils of up to 6,000 pounds. The steel quality and finishing capabilities allow the Company to manufacture rods up to 1″ in diameter, and to manufacture a variety of high-carbon rod products such as those used for spring wire, wire rope, and tire bead. The Company produces several sizes of coiled rebar in the most popular grades for the reinforcement of concrete products.

Seamless Pipe. The Company’s seamless pipe mill at the Pueblo Mill can produce seamless casing and standard and line pipe. The primary use of these products is in the transmission and recovery of oil and natural gas resources, through either above ground or subterranean pipelines. The seamless mill can produce both carbon and heat-treated tubular products. The Company has also sold green tubes to other tubular mills for processing and finishing. Due to market conditions, operation at the seamless pipe mill was suspended from November 2001 to April 2002, from mid-August 2002 to mid-September 2002, and from mid-November 2003 to date.

Raw Materials and Semi-finished Slabs

Oregon Steel Division

With the expanded finishing capability available to the Company from the 1997 completion of the Combination Mill, along with the manufacturing flexibility to purchase steel slabs at a lower cost, the Company has consequently purchased material quantities of steel slabs on the open market for use in production of plate and coiled plate at the Portland Mill since 1999 and, due to the closure of the melt shop as discussed below, 100% of the production needs at the Portland Mill in 2004 were supplied by purchased slab. The steel slab market and pricing are subject to significant volatility and steel slabs may not be available at reasonable prices in the future.

In May 2003, the Company shut down its Portland Mill melt shop. The determination to close the melt shop was based on the Company’s ability to obtain steel slab through purchases from suppliers on the open market, and the high energy and raw material costs and the yield losses associated with the inefficient casting technology in use at the Portland Mill. The Company forecasts that future steel slab purchases for the Portland Mill will meet the production needs of the Portland Mill finishing operation for 2005 and into the foreseeable future. The Company continues to maintain the melt shop in operating condition but is also exploring other alternatives and has contracted with a third party to market the melt shop equipment to suitable buyers.

RMSM Division

The Company’s principal raw material for the Pueblo Mill is ferrous scrap metal derived from, among other sources, junked automobiles, railroad cars and railroad track materials and demolition scrap from obsolete structures, containers, and machines. In addition, direct-reduction iron, hot-briquetted iron and pig iron (collectively “alternate metallics”) can substitute for a limited portion of the scrap used in minimill steel production, although the sources and availability of alternate metallics are substantially more limited than those of scrap. The purchase prices for scrap and alternate metallics are subject to market forces largely beyond the control of the Company, and are impacted by demand from domestic and foreign steel producers, freight costs, speculation by scrap brokers, and other conditions. The cost of scrap and alternate metallics to the Company can vary significantly, and the Company’s product prices often cannot be adjusted, especially in the short-term, to recover the costs of increases in scrap and alternate metallics prices.

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

The sales force is organized both geographically and by product line. The Company has separate sales forces for plate and coiled plate, large diameter line pipe and ERW pipe, structural tubing, rod and bar, seamless pipe and rail products. Most of the Company’s sales are initiated by contacts between sales representatives and customers. Accordingly, the Company does not incur substantial advertising or other promotional expenses for the sale of its products. Except for contracts entered into from time to time to supply rail and large diameter line pipe to significant projects (see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the Company does not have any significant ongoing contracts with customers, and orders placed with the Company generally are cancelable by the customer prior to production. Although no single customer or group of affiliated customers represented more than 10% of the Company’s sales revenue in 2004 and 2003, during 2002 the Company had sales to one customer, Kern River Gas Transmission Company, which accounted for 18.4% of its total revenue for the year.

The Company has a general policy permitting returns of purchased steel products only for product defects. The Company does not routinely offer extended payment terms to its customers.

Some of the Company’s products are subject to significant seasonal trends. The Company’s rail products are impacted by seasonal demand, as dictated by the major railroads’ procurement schedules. Demand for oil country tubular goods (“OCTG”), which include both seamless pipe and ERW pipe, can be subject to seasonal factors, particularly for sales to Canadian customers. Overall demand for OCTG is subject to significant fluctuations due to the volatility of oil and gas prices and North American drilling activity as well as other factors including competition from imports. The Company does not have material contracts with the United States government and does not have any major supply contracts subject to renegotiation.

Oregon Steel Division

Specialty Steel Plate. Customers for specialty steel are located throughout the United States, but the Company is most competitive west of the Mississippi River, where transportation costs are less of a factor. Typical customers include steel service centers and equipment manufacturers. Typical end uses include pressure vessels, construction and mining equipment, machine parts, rail cars, and military armor.

Commodity Steel Plate. Most of the customers for the Company’s commodity steel plate are located in the Western United States, primarily in the Pacific Northwest. The Company’s commodity steel plate is typically sold to steel service centers, fabricators, and equipment manufacturers. Service centers typically resell to other users with or without additional processing such as cutting to a specific shape. Frequent end uses of commodity steel plate include the manufacture of rail cars, storage tanks, machinery parts, bridges, barges, ships and tubular products.

Large Diameter Steel Line Pipe. Large diameter line pipe is marketed on a global basis, and sales generally consist of a small number of large orders from natural gas pipeline companies, public utilities, and oil and gas producing companies. The Company believes that the quality of its pipe enables it to compete effectively in international as well as domestic markets. Domestically, the Company has historically been most competitive in the market west of the Mississippi River. The Camrose Pipe Mill is most competitive in the Western United States and Western Canada. Sales of large diameter line pipe generally involve the Company responding to requests to submit bids.

ERW Pipe. The principal customers for ERW line pipe and casing produced at the Camrose Pipe Mill are in the provinces of Alberta and British Columbia, where most of Canada’s natural gas and oil reserves are located. The Company believes its proximity to these gas fields gives the Company a competitive advantage. Demand for ERW pipe produced at the Camrose Pipe Mill is largely dependent on the level of exploration and drilling activity in the gas fields of Western Canada.

Structural Tubing. The majority of customers for the Company’s structural tubing products are steel service centers located in Oregon and Washington. The Company has also started to expand into other regions including Alaska, British Columbia, Montana, and Idaho.

RMSM Division

Rail. The primary customers for the Pueblo Mill’s rail are the western railroads, with an increased share of the eastern railroad business in recent years. The Company has also developed a presence in the Canadian and Mexican rail markets. Rail is also sold directly to rail distributors, transit districts and short-line railroads. The Company believes its proximity to the North American rail markets benefits its marketing efforts.

Bar Products. The Company sells its bar products, primarily reinforcing bar, to fabricators and distributors. The majority of these customers are located in the United States, west of the Mississippi River.

Rod Products. The Company’s wire rod products are sold primarily to wire drawers ranging in location from the Midwest to the West Coast. The demand for wire rod is dependent upon a wide variety of markets, including agricultural, construction, capital equipment, and the durable goods segments. The Company entered the high carbon rod market during 1995 as a direct result of the investment in the new rolling facility. Since that time, the Company’s participation in the higher margin, high carbon rod market has steadily increased, to the point where it now represents over two-thirds of its total rod product shipments. Typical end uses of high carbon rod include spring wire, wire rope and tire bead.

Seamless Pipe. The Company’s seamless pipe is sold primarily through its internal sales force to a large number of oil exploration and production companies and directly to companies outside of the OCTG industry, such as construction companies. The market for the Company’s seamless pipe is primarily domestic. The demand for this product is determined in large part by the number and drilling depths of the oil and gas drilling rigs working in the United States.

Competition and Other Market Factors

The steel industry is cyclical in nature, and high levels of steel imports, worldwide production over capacity and other factors have adversely affected the domestic steel industry in recent years. The Company is also subject to industry trends and conditions, such as the presence or absence of sustained economic growth and construction activity, currency exchange rates and other factors. The Company is particularly sensitive to trends in the oil and gas, construction, capital equipment, rail transportation, and durable goods segments, because these industries are significant markets for the Company’s products.

Competition within the steel industry is intense. The Company competes primarily on the basis of product quality, price, and responsiveness to customer needs. Many of the Company’s competitors are larger and have substantially greater capital resources, more modern technology, and lower labor and raw material costs than the Company. Moreover, United States steel producers have historically faced significant competition from foreign producers. The highly competitive nature of the industry, combined with excess production capacity in some products can result in significant sales pricing pressure for certain of the Company’s products.

Oregon Steel Division

Specialty Steel Plate. The Company’s principal domestic competitor in the specialty steel plate market is International Steel Group (“ISG”) the largest plate producer in North America with six plate mills located in the Midwest and East. ISG’s estimated plate-making capacity now exceeds 3 million tons, including the largest plate heat-treating tonnage capacity in North America. ISG aggressively markets to major national accounts in fabrication and heavy-duty manufacturing as a single source supplier. ISG is expected to merge with Mittal Steel, one of the largest steelmakers in the world, in the first quarter of 2005.

Commodity Steel Plate. The Company’s principal domestic commodity plate competitor is IPSCO Inc. (“IPSCO”). IPSCO operates a 120″ wide Steckel mill in Iowa, with that mill operating to nearly the same specifications as the Portland Mill. IPSCO also operates a smaller 72″ wide Steckel mill in Saskatchewan, Canada, and a 120″ wide Steckel mill in Mobile, Alabama. IPSCO’s rated plate and coiled plated capacity exceeds 2 million tons annually. IPSCO also operates cut-to-length lines (to convert coiled plate into flat sheets) in various market locations throughout North America. IPSCO competes primarily in the Midwest commodity plate market, in other selected target markets, and in the coiled plate market throughout the United States. Nucor Corporation operates a plate mill at Hertford, North Carolina with an operating capacity of one million tons per year.

Until its shut down in November 2001 and subsequent Chapter 11 bankruptcy filing in January 2002, Geneva Steel (“Geneva”) was a major competitor of the Company in the commodity plate market. Geneva, located in Orem, Utah, was the only integrated steelmaking facility west of the Mississippi River, and historically produced approximately 1.8 million tons of commodity plate and coil per year. In February 2004, Geneva’s equipment was sold and in July 2004, the purchaser hired a third party to manage the relocation of the steel plant assets to China.

Large Diameter Steel Line Pipe. The Company’s principal domestic competitors in the large diameter line pipe market are Berg Steel Pipe Corporation, located in Florida, and South Texas Steel, located in Texas. International competitors consist primarily of pipe producers from Japan, Europe, and Canada, with the principal Canadian competitor being IPSCO. Demand for the Company’s pipe in recent years is primarily a function of new construction of oil and gas transportation pipelines and to a lesser extent maintenance and replacement of existing pipelines. Construction of new pipelines domestically depends to some degree on the level of oil and gas exploration and drilling activity.

ERW Pipe. The competition in the market for ERW line pipe and casing is based on availability, price, product quality, and responsiveness to customers. The need for this product has a direct correlation to the number of drilling rigs in the United States and Canada. Principal competitors in the ERW product in Western Canada are IPSCO and Prudential Steel Ltd., a wholly owned subsidiary of Maverick Tube Corporation, located in Calgary, Alberta.

Structural Tubing. The Company’s primary competitors in the structural tubing market are Maruichi America Corporation, and Vest Industries both located in the Los Angeles, California vicinity. Other competitors are located in the Midwest and Western United States as well as importers from Asia.

RMSM Division

Rail. The majority of current rail requirements in the United States are replacement rails for existing rail lines. Imports have been a significant factor in the domestic rail market in recent years. The Company’s capital expenditure program at the Pueblo Mill provided the rail production facilities with continuous cast steel capability and in-line head-hardening rail capabilities necessary to compete with other producers. ISG is the only other qualified domestic rail producer at this time.

Rod and Bar. The competition in bar products includes a group of minimills that have a geographical location close to the markets in or around the Rocky Mountains. The Company’s market for wire rod ranges from the Midwest to the West Coast. Domestic rod competitors include North Star Steel, Cascade Steel Rolling Mills, and Keystone Steel and Wire for commodity grades and ISG, Ivaco Rolling Mills, and North Star Steel for high carbon rod products.

Seamless Pipe. The Company’s primary competitors in seamless pipe include a number of domestic and foreign manufacturers. The Company has the flexibility to produce relatively small volumes of specified products on short notice in response to customer requirements. Principal domestic competitors include U.S. Steel Corporation and V&M Star for seamless product. Lone Star Steel competes with its welded ERW pipe in lieu of seamless, which is acceptable for some applications.

Environmental Matters

The Company is subject to extensive United States and foreign, federal, state and local environmental laws and regulations concerning, among other things, wastewater, stormwater air emissions, toxic use reduction and hazardous materials disposal. Like other similar steel mills in the industry, the Pueblo Mill generates, and the Portland Mill has, in the past, generated hazardous waste from the melting operation of the electric arc furnaces, primarily dust containing heavy metals. This dust, which constitutes the largest waste stream generated at these facilities, must be managed in accordance with applicable laws and regulations.

The Clean Air Act Amendments (“CAA”) of 1990 imposed responsibilities on many industrial sources of air emissions, including the Company’s plants. In addition, the monitoring and reporting requirements of the law subject all companies with significant air emissions to increased regulatory scrutiny. The Company submitted applications in 1995 to the Oregon Department of Environmental Quality (“DEQ”) and the Colorado Department of Public Health and Environment (“CDPHE”) for permits under Title V of the CAA for the Portland and Pueblo mills, respectively. A Title V permit was issued for the Portland Mill and related operations in December 2000 and modified in April 2002. See “Environmental Matters — RMSM Division” below for a description of CAA compliance issues relating to the Pueblo Mill. The Company does not know the ultimate cost of compliance with the CAA, which will depend on a number of site-specific factors. Regardless of the outcome of the matters discussed below, the Company anticipates that it will be required to incur additional expenses and make additional capital expenditures as a result of the CAA and future laws regulating air emissions.

The Company’s future expenditures for installation of, and improvements to, environmental control facilities, remediation of environmental conditions, penalties for violations of environmental laws, and other similar matters are difficult to predict accurately. It is likely that the Company will be subject to increasingly stringent environmental standards, including those relating to air emissions, waste water and stormwater discharge and hazardous materials use, storage, handling and disposal. It is also likely that the Company will be required to make potentially significant expenditures relating to environmental matters, including environmental remediation, on an ongoing basis. Although the Company has established reserves for certain environmental matters, including those described below, additional measures may be required by environmental authorities or as a result of additional environmental hazards, identified by such authorities, the Company or others, each necessitating further expenditure. Accordingly, the costs of environmental matters may exceed the amounts reserved. Expenditures of the nature described below or liabilities resulting from hazardous substances located on the Company’s currently or previously owned properties or used or generated in the conduct of the Company’s business, or resulting from circumstances, actions, proceedings or claims relating to environmental matters, may have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

Oregon Steel Division

In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality (“DEQ”) committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Company’s Portland Mill may have affected sediment quality in the Willamette River. Based on preliminary findings, the Company is conducting a full remedial investigation (“RI”), including areas of investigation throughout the Portland Mill, and has committed to implement source control if required. The Company’s best estimate for costs of the RI study is approximately $837,000 over the next two years. Accordingly, the Company has accrued a liability of $837,000 as of December 31, 2004. The Company has also recorded a $837,000 receivable for insurance proceeds that are expected to cover these RI costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI costs as incurred. Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company’s results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs. The Company is unable at this time to determine if the likelihood of an unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.

In a related matter, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency (“EPA”), identifying it, along with 68 other entities, as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to contamination in a portion of the Willamette River that has been designated as the “Portland Harbor Superfund Site.” The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the Portland Harbor Superfund Site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability. At this time, nine private and public entities have signed an Administrative Order on Consent (“AOC”) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Superfund Site under EPA oversight. The RI/FS is expected to be completed in 2008. Although the Company did not sign the original AOC, the Company is a member of the Lower Willamette Group, which is funding that investigation, and the Company signed a Coordination and Cooperation Agreement with the EPA that binds the Company to all terms of the AOC. As a best estimate of the Company’s share of the remaining RI/FS costs, which are expected to be incurred in the next three to four years, the Company has accrued a liability of $980,000 as of December 31, 2004. The Company has also recorded a $980,000 receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred. At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by identified PRPs. In addition, in June 2003, the Company signed a Funding and Participating Agreement whereby the Company, with nine other industrial and municipal parties, agreed to fund a joint effort with federal, state and tribal trustees to study potential natural resource damages in the Portland Harbor. The Company, along with eight of the nine other industrial and municipal parties, withdrew from the agreement, effective October 1, 2004, because of the inability to reach agreement with the trustees with respect to the assessment to be conducted. The Company intends to continue to work with interested parties to assess natural resources damages. The Company estimates its financial commitment in connection with future natural resource damage assessment to be approximately $365,000. Based on this estimate, the Company has accrued a liability of $365,000 as of December 31, 2004. The Company has also recorded a $365,000 receivable for insurance proceeds that are expected to cover these costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these costs as incurred. In connection with these matters, the Company could incur additional costs associated with investigation, remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company’s results of operations. The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA, or natural resource damages and restoration that may be sought by federal, state and tribal natural resource trustees.

In 2003, the wastewater treatment system at the Napa Pipe Mill overflowed on at least two occasions. These overflows are being investigated by several governmental agencies, including the EPA and the Napa County Department of Environmental Management. In connection with these matters, the Company installed a stormwater management system in 2004 but may be subject to additional fines or penalties. Based on currently available information, the Company does not believe these matters will be material to the Company’s results of operations or cash flows.

RMSM Division

In connection with the acquisition of the steelmaking and finishing facilities located at the Pueblo Mill, CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner’s operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I’s estimate of this liability was based on two initial remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist. In 2004, the Company contracted two environmental engineering consultants to conduct remediation investigations of the remaining SWMU’s. The cost estimates provided by the consultants for the SWMU’s, for which remediation work had not already commenced, were $24.0 million and $25.0 million. The Company determined the best estimate was the average of the two studies, or $24.5 million, which was $1.6 million more than previously accrued. At December 31, 2004, there were 61 SWMU’s that still required remediation. At December 31, 2004, the total accrued liability for all remaining SWMU’s was $26.5 million, of which $24.4 million was classified as non-current on the Company’s consolidated balance sheet.

The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action (“Action”) in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the “State Consent Decree”). The State Consent Decree provided for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services, all of which have been paid as of December 31, 2004. CF&I is also required to make certain capital improvements expected to cost approximately $25.8 million, including converting to the new single New Source Performance Standards Subpart AAa (“NSPS AAa”) compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration (“PSD”) air permit. The PSD permit was issued June 21, 2004. CF&I anticipates completing the furnace capital improvements in September 2005.

In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier “grandfather” determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003. In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new single NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25.8 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. As of December 31, 2004, the non-capital expenditures have been paid. Under this settlement and the settlement with the CDPHE, the Company is subject to certain stipulated penalties if it fails to comply with the terms of the settlement. In March 2004, the CDPHE notified CF&I of alleged violations of the State Consent Decree relating to opacity. In June 2004, the CDPHE assessed stipulated penalties of $270,000. On July 26, 2004, CF&I sought judicial review of the determination. At this time, no date for a hearing has been set. In addition to these penalties, the Company may in the future incur additional penalties related to this matter. To date, such penalties have not been material to its results of operations and cash flows; however, the Company cannot be assured that future penalties will not be material.

In response to the CDPHE settlement and subsequent alleged violations and the resolution of the EPA action, CF&I expensed $2.8 million in 2001 and $961,000 in 2004 for possible fines and non-capital related expenditures. As of December 31, 2004, the remaining accrued liability was approximately $1.0 million.

In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. The Title V permit has been modified several times and gives CF&I adequate time (at least 15-1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and to a much lesser degree, if necessary, purchasing semi-finished steel (“billets”) for conversion into rod products at spot market prices. Pricing and availability of billets is subject to significant volatility.

In a related matter, in April 2000, the United Steelworkers of America (“Union”) filed suit in the United States District Court in Denver, Colorado, asserting that the Company and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgment regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney’s fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court’s dismissal of the case and remanded the case for further hearing to the District Court. The parties to the above-referenced litigation have negotiated a settlement of the labor dispute and all associated litigation, including this Union suit. As a result, the Union suit was dismissed on August 3, 2004. See “Labor Matters” for a description of the settlement.

Labor Matters

CF&I Labor Dispute Settlement

On January 15, 2004, the Company announced a tentative agreement to settle the labor dispute between the Union and CF&I that had been ongoing since October 1997 and on September 10, 2004, the settlement was finalized and became effective (the “Settlement”). The Settlement resulted in the dismissal of all court actions between CF&I and the Union relating to the labor dispute and environmental matters and the conditional withdrawal of charges by the United States National Labor Relation Board (“NLRB”). The Settlement also included the ratification of new five-year collective bargaining agreements and called for the establishment of a trust and on September 10, 2004, the Rocky Mountain Steel Mills — United Steelworkers of America Back Pay Trust (“Trust”) was established. As part of the tentative settlement the Company had originally planned to issue four million shares of the Company’s common stock to the Trust on behalf of CF&I. On September 10, 2004, the parties agreed instead that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Company’s common stock in an underwritten stock offering.

The Settlement also includes payment by CF&I of: (1) a cash contribution of $2,500 for each beneficiary, a total of $2.5 million and (2) beginning on the effective date of the Settlement, a ten year profit participation obligation (“Back Pay Profit Sharing Obligation” or BPPSO) consisting of 25% of CF&I’s quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3.0 million per year for 2004 through 2008 and $4.0 million per year for 2009 through 2013; these cap amounts are subject to a carryforward/carryback provision described in the Settlement documents. The beneficiaries are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which are effected through the new five-year collective bargaining agreements, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees’ actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 and who do not choose to elect or do not qualify for early retirement, will be immediately eligible to apply for and receive qualified long-term disability (“LTD”) benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes the Company’s agreement to nominate a director designated by the Union on the Company’s board of directors, and to a broad-based neutrality clause for certain of the Company’s facilities in the future.

CF&I Labor Dispute Settlement — Accounting

The Company recorded charges of $31.1 million in 2003 related to the tentative Settlement obligation. The charge consisted of (1) $23.2 million for the value of four million shares of the Company’s common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above. As noted above, on September 10, 2004, the parties agreed that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Company’s common stock in an underwritten stock offering. On September 29, 2004, the public offering price was established at $16.00 per share, and $64.0 million was paid to the Trust in the fourth quarter of 2004. In 2004, the Company recorded a charge of $45.4 million related to the Settlement obligation consisting of (1) $40.8 million for the incremental change in value of the four million shares of the Company’s common stock, (2) $8.9 million in retirement benefits for the 200 employees who accepted the early retirement benefits, which were partially offset by (3) a reduction of $4.3 million of the existing LTD accrual. At December 31, 2004, $1.1 million was accrued for LTD benefits. The reduction in the LTD accrual was primarily attributed to the decrease in the number of eligible beneficiaries as a result of their election to accept the early retirement benefits. Beneficiaries have until September 2005 to claim

LTD benefits and this accrual will continue to be adjusted as better claims information becomes available. In 2004, the Company expensed $6.8 million for the BPPSO and related payroll taxes, which were classified as selling, general and administrative expenses.

Employees

As of December 31, 2004, the Company had approximately 1,300 full-time active employees. The Oregon Steel Division employs approximately 560 employees including corporate employees. None of the employees of the Portland Mill, CST, and the corporate headquarters are represented by a union. Approximately 86 employees at the Camrose Pipe Mill are members of the Canadian Autoworkers Union (“CAW”) and are working under the terms of a collective bargaining agreement that expires in 2006. The RMSM Division employs approximately 740 employees, approximately 599 of which work under collective bargaining agreements with several unions, including the Union. The Company and the Union have entered into new labor agreements in September 2004 that expire in 2009. See “Business — Labor Matters”. The Colorado and Wyoming Railway Company labor agreements expire in March 2006 and May 2007.

The Company has domestic profit participation plans under which it distributes quarterly to eligible employees 5% of its operating income after adjustments for certain non-operating items. The Company also distributes quarterly to eligible Camrose employees profit participation based on a sliding scale of annualized profits. Under both plans, each eligible employee receives a share of the distribution based upon the employee’s base compensation in relation to the total base compensation of all eligible employees of the operating unit. In addition, the Company offers an annual incentive plan to approximately 60 senior managers and officers based upon certain financial and operational performance criteria established for that year. Annual incentive plan participants are not eligible for distributions under the profit participation plans. The Company may modify, amend or terminate the plans, at any time, subject to the terms of various labor agreements.

ITEM 2.	PROPERTIES

Oregon Steel Division

The Portland Mill is located on approximately 143 acres owned by the Company in the Rivergate Industrial Park in Portland, Oregon, near the confluence of the Columbia and Willamette rivers. The operating facilities principally consist of an electric arc furnace, ladle metallurgy station, vacuum degasser, steel slab casting equipment and the Combination Mill, as well as an administrative office building. In May 2003, the Company shut down its Portland Mill melt shop which includes the electric arc furnace, ladle metallurgy station, vacuum degasser, and steel slab casting equipment. The Company continues to maintain the melt shop in operating condition but is also exploring other alternatives and has contracted with a third party to market the melt shop equipment to suitable buyers. The Company’s heat-treating facilities are located nearby on a 5-acre site owned by the Company. In July 2004, the Company announced the planned construction of a new spiral weld DSAW pipe mill which will be constructed on existing property at or near the Portland Mill.

The Company owns approximately 152 acres in Napa, California, with the Napa Pipe Mill occupying approximately 92 of these acres. The Company also owns a 325,000 square foot steel fabricating facility adjacent to the Napa Pipe Mill. The fabricating facility is not currently operated by the Company, but is instead leased to operators on a short-term basis, and consists of industrial buildings containing equipment for the production and assembly of large steel products or components. In July 2004, the Company idled the Napa Pipe Mill. In December 2004, the Company announced the permanent closure of the Napa Pipe Mill and has contracted with third parties to market the pipe mill equipment and real estate.

The Camrose Pipe Mill is located on approximately 67 acres in Camrose, Alberta, Canada, with the large diameter line pipe mill and the ERW pipe mill occupying approximately four acres and three acres, respectively. In addition, there is a 3,600 square foot office building on the site. The sales staff leases office space in Calgary, Alberta, Canada. The property, plant and equipment of the Camrose Pipe Mill, and certain other assets, are collateral for the Camrose (CDN) $15 million revolving credit facility (see Note 6 to the Company’s Consolidated Financial Statements).

The Company leases equipment and real estate in the Rivergate Industrial Park in Portland, Oregon with the Columbia Structural Tubing operations and sales staff occupying the site. The leased equipment consists of a slitting line, a structural tubing mill and a proprietary in-line coating system. The leased real estate consists of approximately 25 acres of land and a 175,000 square foot manufacturing/warehousing structure, which houses the leased equipment.

The Company has entered into a 10-year loan agreement to purchase a 50% interest in a warehouse. The warehouse resides near the Portland Mill and CST and is used as a storage facility for those mills. The warehouse resides on approximately 25 acres in the Rivergate Industrial Park and includes total warehouse area of approximately 234,000 square feet and office area of approximately 11,600 square feet.

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

At December 31, 2004, the Company had the following practical capacities, which are affected by product mix:

		Annual Production Capacity	Production In 2004
		(Tons)
Portland Mill:	Melting(1)	840,000	—
	Finishing	1,000,000	752,000
Napa pipe mill(2):	Steel Pipe	400,000	71,000
Camrose pipe mill:	Steel Pipe	320,000	81,000
CST Structural Tubing Mill:	Steel Tubing	150,000	60,000
Pueblo Mill:	Melting and casting	1,100,000	1,005,000
	Finishing Mills(3)	1,100,000	851,000

(1)	In May 2003, the Company shut down its Portland Mill melt shop.
(2)	In July 2004, the Company idled the Napa Pipe Mill. In December 2004, the Company announced the permanent closure of the Napa Pipe Mill and has contracted with third parties to market the pipe mill equipment and real estate.
(3)	Includes the production capacity of 150,000 tons of the seamless pipe mill. There was no production in 2004 for the seamless pipe mill.

The Company’s 10% First Mortgage Notes due 2009 (“10% Notes”) are secured, in part, by a lien on substantially all of the property, plant and equipment of the Company, exclusive of Camrose Pipe Corporation and Oregon Feralloy Partners. New CF&I and CF&I (collectively, the “Guarantors”) have pledged substantially all of their property, plant and equipment and certain other assets as security for their guarantees of the 10% Notes. (See Note 6 to the Company’s Consolidated Financial Statements.)

ITEM 3.	LEGAL PROCEEDINGS

See Part I, Item 1, “Business — Environmental Matters,” for discussion of the environmental issues at the Portland Mill and RMSM.

See Part I, Item 1, “Business — Labor Matters,” for discussion of the settlement of the labor dispute at RMSM.

The Company is a party to various other claims, disputes, legal actions and other proceedings involving contracts, employment, and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

The Company maintains insurance against various risks, including certain types of tort liability arising from the sale of its products. The Company does not maintain insurance against liability arising out of waste disposal, on-site remediation of environmental contamination or earthquake damage to its Napa Pipe Mill and related properties because of the high cost of that coverage. In addition, the Company’s per claim deductible for workers’ compensation claims is $1 million due to the high cost of maintaining such insurance with a lower deductible. There is no assurance that the insurance coverage carried by the Company will be available in the future at reasonable rates, if at all.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were voted upon during the fourth quarter of the year ended December 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders.

The name of each executive officer of the Company, age as of February 1, 2005 and position(s) and office(s) held by each executive officer are as follows:

Name	Age	Position(s)	Date Assumed Present Position(s)
James E. Declusin	62	President and Chief Executive Officer	August 2003
L. Ray Adams	54	Vice President, Finance Chief Financial Officer and Treasurer	April 1991
Steven M. Rowan	59	Vice President, Materials and Transportation	February 1992
Robert A. Simon	43	Vice President and General Manager — RMSM Division	September 2000
Jennifer R. Murray	48	Vice President Administration and Secretary	August 2001
Jeff S. Stewart	43	Corporate Controller	November 1999

The Company has employed each of the executive officers named above, except James E. Declusin, in an executive or managerial role for at least five years. Mr. Declusin retired from California Steel Industries (“CSI”) as Executive Vice President and Chief Operating Officer in 2000. Prior to joining CSI, Mr. Declusin spent seventeen years with Kaiser Steel Corporation. Mr. Declusin has been a director of Oregon Steel Mills since 2000. Steven M. Rowan retired from the Company, effective December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange. At December 31, 2004, the number of common stockholders of record was 960. See Part II, Item 8, “Financial Statements and Supplementary Data — Quarterly Financial Data,” for information on quarterly dividends and common stock prices.

The Indenture under which the Company’s 10% Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including common stock dividends. One of the restrictions on cash dividends is based on the cumulative amount of the Company’s consolidated net income, as defined. At December 31, 2004, $129.5 million was available for the payment of common stock dividends under these restrictions; however, the Company cannot pay cash dividends under its Credit Agreement without prior approval from its lenders. (See Note 6 to the Company’s Consolidated Financial Statements and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except tonnage, per ton and per share amounts)
Income Statement Data:
Sales(1)	$1,184,523	$723,297	$904,950	$780,887	$672,017
Cost of sales	911,416	713,601	783,940	694,941	619,016
Settlement of litigation	—	—	—	(3,391)	—
Fixed and other asset impairment charges	—	36,113	—	—	—
Labor dispute settlement charges	45,352	31,089	—	—	—
Selling, general and administrative expenses	56,322	50,477	58,600	64,300	51,486
Incentive compensation	15,978	354	3,761	244	698
Loss (gain) on sale of assets	637	(1,835)	(1,283)	(10)	(290)
Operating income (loss)	154,818	(106,502)	59,932	24,803	1,107
Interest expense, net	(33,975)	(33,620)	(36,254)	(35,595)	(34,936)
Minority interests	(5,736)	6,108	(3,036)	(339)	(7)
Other income	3,620	1,448	961	3,044	4,355
Income (loss) before tax	118,727	(132,566)	21,603	(8,087)	(29,481)
Income tax benefit (expense)	(2,072)	6,617	(9,244)	2,159	11,216
Net income (loss) before cumulative effect of change in accounting principle	116,655	(125,949)	12,359	(5,928)	(18,265)
Cumulative effect of change in accounting principle, net of tax and minority interest	—	—	(17,967)	—	—
Net income (loss)	$116,655	$(125,949)	$(5,608)	$(5,928)	$(18,265)
Common Stock Information:
Basic earnings (loss) per share	$4.07	$(4.77)	$(0.21)	$(0.22)	$(0.69)
Diluted earnings (loss) per share	$4.03	$(4.77)	$(0.21)	$(0.22)	$(0.69)
Cash dividends declared per share	$—	$—	$—	$—	$0.06
Weighted average common shares and common equivalents outstanding:
Basic	28,665	26,392	26,388	26,378	26,375
Diluted	28,917	26,392	26,621	26,378	26,375
Balance Sheet Data (at December 31):
Net Working capital	$389,061	$126,727	$171,521	$62,145	$108,753
Total assets	1,029,701	766,142	844,320	869,576	880,354
Current liabilities	145,046	133,997	118,899	196,924	126,748
Long-term debt	313,699	301,832	301,428	233,542	314,356
Total stockholders’ equity	438,508	187,252	306,990	318,586	331,645

Other Data:
Depreciation and amortization	$39,751	$40,809	$45,868	$46,097	$46,506
Capital expenditures	$23,805	$19,754	$18,246	$12,933	$16,684
Total tonnage sold:
Oregon Steel Division	871,000	740,700	947,000	829,700	871,500
RMSM Division	853,800	894,100	836,500	780,900	757,000
Total tonnage sold	1,724,800	1,634,800	1,783,500	1,610,600	1,628,500

(1)	Includes freight revenues of $40.5 million, $38.9 million, $54.5 million, $54.8 million and $36.1 million in 2004, 2003, 2002, 2001, and 2000, respectively, and sale of electricity of $19.1 million and $2.8 million in 2001 and 2000, respectively. During 2001, the Portland Mill was the beneficiary of a committed power supply contract with a local utility company. Under the contract the utility guaranteed to supply an amount of electricity to the mill at a fixed rate. During the west coast electricity shortage in 2000 and 2001, the Company agreed not to use a daily determined portion of the guaranteed supply and was compensated by the local utility at a daily-determined rate per megawatt/hour. The revenue from this was included in operating income because the Company made an operational choice to not use power in return for compensation rather than to produce product. There was no direct cost of sales associated with this transaction and, accordingly, the net revenue (compensation in excess of contracted price) fully impacted operating income for the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information contains forward-looking statements, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements made in this report that are not statements of historical fact are forward-looking statements. Forward-looking statements made in this report can be identified by forward-looking words such as, but not limited to, “expect,” “anticipate,” “believe,” “intend,” “plan,” “seek,” “forecast,” “estimate,” “continue,” “may,” “will,” “would,” “could,” “likely,” and similar expressions. These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. These risks and uncertainties include, but are not limited to:

•	changes in market supply and demand for steel, including the effect of changes in general economic conditions and imports;

•	changes in the availability and costs of steel scrap, steel scrap substitute materials, steel slab and billets and other raw materials or supplies used by the Company, as well as the availability and cost of electricity and other utilities;

•	downturns in the industries the Company serves, including the rail transportation, construction, capital equipment, oil and gas, and durable goods segments;

•	increased levels of steel imports;

•	the Company’s substantial indebtedness;

•	availability and adequacy of the Company’s cash flow to meet its requirements;

•	actions by the Company’s domestic and foreign competitors;

•	unplanned equipment failures and plant outages;

•	costs of environmental compliance and the impact of governmental regulations;

•	risks related to pending environmental matters, including the risk that costs associated with such matters may exceed the Company’s expectations or available insurance coverage, if any, and the risk that the Company may not be able to resolve any matter as expected;

•	risks relating to the Company’s relationship with its current unionized employees;

•	changes in the Company’s relationship with its workforce, and

•	changes in United States or foreign trade policies affecting steel imports or exports.

Overview

The consolidated financial statements include all wholly owned and those majority owned subsidiaries over which the Company exerts management control. Non-controlled subsidiaries and affiliates are accounted for using the equity method. Material wholly owned and majority owned subsidiaries of the Company are wholly-owned Camrose Pipe Corporation (“CPC”), which does business as Columbia Structural Tubing and which, through ownership in another corporation, holds a 60 percent interest in Camrose Pipe Company (“Camrose”), which owns the Camrose Pipe Mill; a 60 percent interest in OFP; and 87 percent owned New CF&I which owns a 95.2 percent interest in CF&I. The Company also directly owns an additional 4.3 percent interest in CF&I. In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills (“RMSM”). New CF&I owns a 100 percent interest in the Colorado and Wyoming Railway Company. All significant inter-company balances and transactions have been eliminated.

The Company currently has two aggregated operating divisions known as the Oregon Steel Division and the RMSM Division. The Oregon Steel Division is centered at the steel plate mill in Portland, Oregon, which in addition to sales to third parties, supplies steel plate and coiled plate to the Company’s structural tubing and welded pipe finishing facilities. The Oregon Steel Division’s steel pipe mill in Napa, California is a large diameter steel line pipe mill and fabrication facility. In July 2004, the Company idled the Napa Pipe Mill, and in December 2004, the Company announced the permanent closure of the Napa Pipe Mill and has contracted with third parties to market the pipe mill equipment and real estate. The Oregon Steel Division also produces large diameter line pipe and ERW line pipe and casing at the Camrose Pipe Mill. In October 2003, the Oregon Steel Division began production of structural tubing at its CST facility. The Company intends to construct a new spiral weld DSAW pipe mill and plans to begin production in the first quarter of 2006. The RMSM Division consists of the steelmaking and finishing facilities of the Pueblo Mill, as well as certain related operations.

On January 15, 2004, the Company announced a tentative agreement to settle the labor dispute between the Union and CF&I and, on September 10, 2004, the settlement was finalized and became effective. The Company recorded charges of $31.1 million and $45.4 million related to the settlement in 2003 and 2004, respectively. See Note 17 to the Company’s Consolidated Financial Statements, “Contingencies — Labor Matters — CF&I Labor Dispute Settlement — Accounting” for a discussion of the accounting for the agreement.

In May 2003, the Company shut down its Portland Mill melt shop. The determination to close the melt shop was based on the Company’s ability to obtain steel slab through purchases from suppliers on the open market, and the high energy and raw material costs and the yield losses associated with the inefficient casting technology in use at the Portland Mill. The Company forecasts that future steel slab purchases for the Portland Mill will meet the production needs of the Portland Mill finishing operation for 2005 and into the foreseeable future. The Company intends to maintain the melt shop in operating condition but is also exploring other alternatives and has contracted with a third party to market the melt shop equipment to suitable buyers. Associated with the operations of the melt shop is an oxygen purchase contract which cannot be used in current operations and therefore does not provide a current benefit to the Company unless it decides to restart the melt shop. See Note 18 to the Company’s Consolidated Financial Statements, “Asset Impairments.” In the future if the Company determines to not reopen the melt shop, or terminates the associated oxygen purchase contract, the Company will incur an expense for contract termination costs. The Company estimates the cancellation and buyout costs could range from $3.0 million to $5.5 million, depending on negotiation of a settlement. None of the future costs of the contract have been accrued as of December 31, 2004, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” as the Company has not effectively ceased its rights under the contract. In addition, CF&I determined in the second quarter of 2003 that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. The Company recorded a pre-tax charge to earnings of approximately $36.1 million in the second quarter of 2003 related to the melt shop and caster and other related asset impairments. See Note 18 to the Company’s Consolidated Financial Statements, “Asset Impairments.”

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

The Company’s operating results were positively affected in 2004 by, among other things, increased overall demand for steel products and higher average selling prices for plate, coil, ERW pipe, rail and rod and bar products. Operating income was negatively impacted by higher raw materials costs, higher incentive compensation expenses resulting from improved profitability as well as the charge for the settlement of the labor dispute noted above.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This provides a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Employee Benefits Plans and Other Post-retirement Benefits. Annual pension and other post-retirement benefits (“OPRB”) expenses are calculated by third party actuaries using standard actuarial methodologies. The actuaries assist the Company in making estimates based on both historical and current information and estimates about future events and circumstances. Significant assumptions used in the valuation of pension and OPRB include expected return on plan assets, discount rate, rate of increase in compensation levels. The Company accounts for the defined benefit pension plans using Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employer’s Accounting for Pensions” And its post-retirement medical plan under FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Company’s other comprehensive income balance related to minimum pension liability decreased by $116,000 after tax effect in 2004. For further details regarding the Company’s benefits and post-retirement plans, see Note 11 to the Company’s Consolidated Financial Statements.

Environmental Liabilities. All material environmental remediation liabilities for non-capital expenditures, which are both probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggests different remediation methods or when estimated time periods are changed, thereby affecting the total cost. The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded and the range is disclosed. Even though the Company has established certain reserves for environmental remediation, environmental authorities may require additional remedial measures and additional environmental hazards, necessitating further remedial expenditures, may be asserted by these authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts reserved.

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

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of December 31, 2004, the allowance of doubtful accounts was approximately $4.7 million. In establishing a proper allowance for doubtful accounts, the Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where management is aware of the circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due from customers, and thereby reduces the net recognized receivable amount the Company reasonably believes will be collected. For all other customers, the Company evaluates the allowance for doubtful accounts based on the length of time the receivables are past due, historical collection experience, customer credit-worthiness and economic trends.

Long-Lived Asset Impairments. Asset impairments are recognized when the carrying value of assets held for use exceeds their aggregate projected undiscounted cash flows and the estimated fair value of the assets are less than the carrying value. These undiscounted cash flows are based on the Company’s long range estimates of market conditions and the overall performance associated with the individual asset groups. If future demand and market conditions are less favorable than those projected by the Company, or if the probability of disposition of the assets differs from that previously estimated by the Company, asset write-downs may be required. Impairments of assets held for sale are recognized when the carrying value of the assets are in excess of their estimated fair value.

Contingencies. The Company is subject to the possibility of loss contingencies arising in the normal course of business. The Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted. See Note 17 to the Company’s Consolidated Financial Statements for a discussion of contingencies.

Operations

The following table sets forth, for the periods indicated, the percentage of sales represented by selected income statement items and information regarding selected balance sheet data.

	Year Ended December 31,
	2004	2003	2002
Income Statement Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	76.9	98.7	86.6
Fixed and other asset impairment charges	—	5.0	—
Labor dispute settlement charges	3.8	4.3	—
Selling, general and administrative expenses	4.8	7.0	6.5
Incentive compensation	1.3	—	0.4
Loss (gain) on sale of assets	0.1	(0.3)	(0.1)
Operating income (loss)	13.1	(14.7)	6.6
Interest expense, net	(2.9)	(4.6)	(4.0)
Minority interests	(0.5)	0.8	(0.3)
Other income	0.3	0.2	0.1
Pretax income (loss)	10.0	(18.3)	2.4
Income tax benefit (expense)	(0.2)	0.9	(1.0)
Net income (loss) before cumulative effect of change in accounting principle	9.8	(17.4)	1.4
Cumulative effect of change in accounting principle, net of tax and minority interest	—	—	(2.0)
Net income (loss)	9.8%	(17.4)%	(0.6)%

Balance Sheet Data (at December 31):
Current ratio	3.7:1	1.9:1	2.4:1
Total debt as a percentage of capitalization(1)	41.9%	61.8%	49.6%
Net book value per share	$12.41	$7.09	$11.90

(1)	Calculation of debt as a percentage of capitalization is equal to total debt (short and long-term) divided by the sum of adjusted stockholders’ equity (total equity less net goodwill) and total debt.

The following table sets forth by division, for the periods indicated, tonnage sold, revenues and average selling price per ton.

	Year Ended December 31,
	2004	2003	2002
Total tonnage sold:
Oregon Steel Division:
Plate and Coil	621,200	501,300	467,600
Large Diameter Steel Line Pipe(1)	115,800	181,200	444,600
ERW Pipe	78,200	56,600	34,800
Structural tubing(2)	55,400	1,600	—
Other	400	—	—
Total Oregon Steel Division	871,000	740,700	947,000
RMSM Division:
Rail	392,300	360,400	384,100
Rod and Bar	458,200	482,400	419,700
Seamless Pipe(3)	3,300	51,300	30,000
Other	—	—	2,700
Total RMSM	853,800	894,100	836,500
Total Company	1,724,800	1,634,800	1,783,500
Revenues (in thousands):(4)
Oregon Steel Division	$696,866	$367,365	$575,243
RMSM Division	487,657	355,932	329,707
Total Company	$1,184,523	$723,297	$904,950
Average selling price per ton:(4)
Oregon Steel Division	$800	$496	$607
RMSM Division	$571	$398	$394
Company Average	$687	$442	$507

(1)	In 2004, the Company announced the permanent closure of the Napa Pipe Mill and has contracted with third parties to market the pipe mill equipment and real estate.
(2)	The Company began operations at the structural tubing facility in October 2003.
(3)	The Company suspended operation of the seamless pipe mill from November 2001 to April 2002, from mid-August 2002 to mid-September 2002, and from mid-November 2003 to date.
(4)	Revenues and average selling price per ton include freight revenues of $40.5 million, $38.9 million and $54.5 million, in 2004, 2003, and 2002, respectively.

Discussion and Analysis of Income

Comparison of 2004 to 2003
(In thousands except tons, per ton, and percentages)

	Year Ended December 31,
	2004	2003	Change	% Change
Sales
Oregon Steel Division	$696,866	$367,365	$329,501	89.7%
RMSM Division	487,657	355,932	131,725	37.0%
Consolidated	$1,184,523	$723,297	$461,226	63.8%
Tons sold
Oregon Steel Division:
Plate and Coil	621,200	501,300	119,900	23.9%
Large Diameter Steel Line Pipe	115,800	181,200	(65,400)	(36.1)%
ERW Pipe	78,200	56,600	21,600	38.2%
Structural Tubing	55,400	1,600	53,800	3,362.5%
Other	400	—	400	100.0%
Total Oregon Steel Division	871,000	740,700	130,300	17.6%
RMSM Division:
Rail	392,300	360,400	31,900	8.9%
Rod and Bar	458,200	482,400	(24,200)	(5.0)%
Seamless Pipe	3,300	51,300	(48,000)	(93.6)%
Total RMSM Division	853,800	894,100	(40,300)	(4.5)%
Consolidated	1,724,800	1,634,800	90,000	5.5%
Sales price per ton
Oregon Steel Division	$800	$496	$304	61.3%
RMSM Division	$571	$398	$173	43.5%
Consolidated	$687	$442	$245	55.4%

Sales. The increase in consolidated tonnage shipments in 2004 is primarily due to increased shipments of plate and coil, ERW pipe, structural tubing, and rail products partially offset by lower large diameter steel line pipe, rod and bar and seamless pipe shipments. The increase in sales and average sales price were primarily due to higher average selling prices for plate, coil, large diameter steel line pipe, ERW pipe, rail and rod and bar products and the increased shipments noted above. Increased shipments and selling prices are the result of a combination of factors including strong steel demand in Asia, a weak United States dollar and increased ocean freight costs, all of which made the United States market less attractive to foreign producers in 2004.

Gross Profit

	2004	2003	Change	% Change
Gross Profit	$273,107	$9,696	$263,411	2,716.7%

The increase in gross profit in 2004 compared to 2003 was primarily a result of higher average sales prices, and to a lesser extent, the increased sales volume, partially offset by higher steel slab and scrap costs and the inability to fully recover the increased cost of raw material for rail, large diameter line pipe and ERW pipe products. The cost of steel slab and scrap increased by 45.6% and 64.3%, respectively, in 2004 compared to 2003.

Selling, General and Administrative Expenses

	2004	2003	Change	% Change
Selling, General and Administrative	$56,322	$50,477	$5,845	11.6%

The increase in selling, general and administrative expenses in 2004 compared to 2003 was primarily the result of a $6.8 million charge due to the ten-year profit participation obligation resulting from the labor dispute settlement between the Union and CF&I. See Note 17 to the Company’s Consolidated Financial Statements, “Contingencies — Labor Matters — CF&I Labor Dispute Settlement — Accounting.” This increase was partially offset by higher employee severance payments in 2003.

Incentive Compensation

	2004	2003	Change	% Change
Incentive Compensation	$15,978	$354	$15,624	4,413.6%

The increase in incentive compensation in 2004 compared to 2003 was the result of increased operating income.

Interest Expense

	2004	2003	Change	% Change
Interest Expense	$33,975	$33,620	$355	1.1%

Interest expense in 2004 and 2003 was effectively the same. Substantially all of the Company’s interest expense is related to the 10% First Mortgage Notes.

Income Tax Expense (Benefit)

	2004	2003	Change	% Change
Income Tax Expense (Benefit)	$2,072	$(6,617)	$(8,689)	(131.3)%

The effective income tax expense rate was 1.7% in 2004 as compared to an effective income tax benefit rate of 5.0% in 2003. The effective income tax rate for 2004 varied from the combined state and federal statutory rate principally because the Company reversed a portion of the valuation allowance, established in 2003, for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits. SFAS No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company reduced its valuation allowance in 2004 by $45.4 million because 2004 earnings reduced the uncertainty of realization identified in 2003. The Company will continue to evaluate the need for valuation allowances in the future. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances. As of December 31, 2004 the only significant valuation allowance relates to the State of Colorado net operating loses and credits. The Company expects to have a more normalized tax rate of approximately 36% in 2005.

Comparison of 2003 to 2002
(In thousands except tons, per ton, and percentages)

	Year Ended December 31,
	2003	2002	Change	% Change
Sales
Oregon Steel Division	$367,365	$575,243	$(207,878)	(36.1)%
RMSM Division	355,932	329,707	26,225	8.0%
Consolidated	$723,297	$904,950	$(181,653)	(20.1)%
Tons sold
Oregon Steel Division:
Plate and Coil	501,300	467,600	33,700	7.2%
Large Diameter Steel Line Pipe	181,200	444,600	(263,400)	(59.2)%
ERW Pipe	56,600	34,800	21,800	62.6%
Structural Tubing	1,600	—	1,600	100.0%
Total Oregon Steel Division	740,700	947,000	(206,300)	(21.8)%
RMSM Division:
Rail	360,400	384,100	(23,700)	(6.2)%
Rod and Bar	482,400	419,700	62,700	14.9%
Seamless Pipe	51,300	30,000	21,300	71.0%
Other	—	2,700	(2,700)	(100.0)%
Total RMSM Division	894,100	836,500	57,600	6.9%
Consolidated	1,634,800	1,783,500	(148,700)	(8.3)%
Sales price per ton
Oregon Steel Division	$496	$607	$(111)	(18.3)%
RMSM Division	$398	$394	$4	1.0%
Consolidated	$442	$507	$(65)	(12.8)%

Sales. The decrease in consolidated sales and average sales price was primarily due to a reduction in large diameter line pipe sales at the Oregon Steel Division. During 2002, the Oregon Steel Division sales were higher due to a large pipe contract for the Kern River Gas Transmission Company at the Napa Pipe Mill. No similar large pipe contract was in place in 2003 and consequently the Oregon Steel Division’s sales, shipments, and sales price per ton were significantly reduced. The RMSM Division’s sales, shipments and sales price per ton all increased in 2003 due to higher shipments of rod and bar products as a result of higher rod production and a reduction in domestic capacity.

Gross Profits

	2003	2002	Change	% Change
Gross Profit	$9,696	$121,010	$(111,314)	(92.0)%

The decrease in gross profit was a result of the decreased sales of high-priced large diameter line pipe from the Napa Pipe Mill, and to an increase in the Company’s costs due to increased costs in steel scrap, steel slab, and energy costs for electricity and natural gas.

Selling, General and Administrative

	2003	2002	Change	% Change
Selling, General and Administrative	$50,477	$58,600	$(8,123)	(13.9)%

The decrease in selling, general and administrative expenses for 2003 was the result of a decrease of $5.5 million in expenses related to the handling and loading of goods for sale, which was due to a decrease in the volume of tons shipped in 2003; a decrease of $1.0 million in expenses for information technology support and equipment, and a decrease of $0.7 million in bad debt expense.

Interest Expense

	2003	2002	Change	% Change
Interest Expense	$33,620	$36,254	$(2,634)	(7.3)%

The decrease in interest expense was primarily due to a decreased borrowing rate during 2003. The Company issued its 10% First Mortgage Notes due 2009 (“10% Notes”) on July 15, 2002 in order to refinance its 11% First Mortgage Notes due 2003 (“11% Notes”). The Company also incurred additional interest expense in 2002 due to interest accrued on the 11% Notes which were outstanding concurrently with the 10% Notes for the period of July 15 to August 14, 2002.

Income Tax (Benefit) Expense

	2003	2002	Change	% Change
Income Tax (Benefit) Expense	$(6,617)	$9,244	$15,861	171.6%

The effective income tax benefit rate was 5.0% in 2003, compared to the tax expense rate of 42.8% in 2002. The effective income tax rate for 2003 varied from the combined state and federal statutory rate principally because the Company established a valuation allowance for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits. SFAS No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company recorded a valuation allowance of $48.2 million in 2003 due to uncertainties regarding the realization of these deferred tax assets.

Impairment Charges

In May 2003, the Company shut down its Portland Mill melt shop. The determination to close the melt shop was based on the Company’s ability to obtain steel slab through purchases from suppliers on the open market and the high energy and raw material costs and the yield losses associated with the inefficient casting technology in use at the Portland Mill. The Company continues to maintain the melt shop in operating condition but is also exploring other alternatives and has contracted with a third party to market the melt shop equipment to suitable buyers.

In connection with the melt shop closure, the Company has determined the value of the related assets to be impaired. Accordingly, in the second quarter of 2003, the Company recorded a pre-tax impairment charge to earnings of $27.0 million for the melt shop and other related assets. Of this impairment charge recognized, $18.3 million represented impairment of fixed assets and $8.4 million pertained to reduction of dedicated stores and operating supplies to net realizable value. Following the impairment charge, the carrying value of the fixed assets was approximately $1.4 million. The fair value of the impaired fixed assets was determined using the Company’s estimate of market prices for similar assets. Associated with the operations of the melt shop is an oxygen purchase contract which cannot be used in current operations and therefore does not provide a current benefit to the Company unless the Company decides to restart the melt shop. In the future, if the Company determines the melt shop will not reopen, or decides to terminate the associated oxygen purchase contract, it will incur an expense for contract termination costs. The Company estimates the cancellation and buyout costs could range from $3.0 million to $5.5 million, depending on negotiation of a settlement. None of the future costs of the contract have been accrued as of December 31, 2004, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” as the Company has not effectively ceased its rights under the contract. See Note 18 to the Company’s Consolidated Financial Statements, “Asset Impairments.”

As discussed in Note 17 to the Company’s Consolidated Financial Statements, “Contingencies”, part of the settlement with the CDPHE and the EPA requires CF&I to install one new electric arc furnace, and thus the two existing furnaces with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. Accordingly, in the second quarter of 2003, the Company recorded a pre-tax impairment charge to earnings of $9.1 million. Of this impairment charge recognized, $8.1 million represented impairment of fixed assets and $1.0 million pertained to reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value following the impairment charge, the carrying value of the fixed assets was zero after the effect of the impairment charge.

Labor Dispute Settlement Charges

CF&I Labor Dispute Settlement

On January 15, 2004, the Company announced a tentative agreement to settle the labor dispute between the Union and CF&I that had been ongoing since October 1997 and on September 10, 2004, the settlement was finalized and became effective. The Settlement resulted in the dismissal of all court actions between CF&I and the Union relating to the labor dispute and environmental matters and the conditional withdrawal of charges by the NLRB. The Settlement also included the ratification of new five-year collective bargaining agreements and called for the establishment of a trust and on September 10, 2004, the Rocky Mountain Steel Mills — United Steelworkers of America Back Pay Trust (“Trust”) was established. As part of the tentative settlement the Company had originally planned to issue four million shares of the Company’s common stock to the Trust on behalf of CF&I. On September 10, 2004, the parties agreed instead that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Company’s common stock in an underwritten stock offering.

The Settlement also includes payment by CF&I of: (1) a cash contribution of $2,500 for each beneficiary, a total of $2.5 million and (2) beginning on the effective date of the Settlement, a Back Pay Profit Sharing Obligation consisting of 25% of CF&I’s quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3.0 million per year for 2004 through 2008 and $4.0 million per year for 2009 through 2013; these cap amounts are subject to a carryforward/carryback provision described in the Settlement documents. The beneficiaries are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which are effected through the new five-year collective bargaining agreements, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees’ actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 and who do not choose to elect or do not qualify for early retirement, will be immediately eligible to apply for and receive qualified long-term disability (“LTD”) benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes the Company’s agreement to nominate a director designated by the Union on the Company’s board of directors, and to a broad-based neutrality clause for certain of the Company’s facilities in the future.

CF&I Labor Dispute Settlement — Accounting

The Company recorded charges of $31.1 million in 2003 related to the tentative Settlement obligation. The charge consisted of (1) $23.2 million for the value of four million shares of the Company’s common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above. As noted above, on September 10, 2004, the parties agreed that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Company’s common stock in an underwritten stock offering. On September 29, 2004, the public offering price was established at $16.00 per share, and $64.0 million was paid to the Trust in the fourth quarter of 2004. In 2004, the Company recorded a charge of $45.4 million related to the Settlement obligation consisting of (1) $40.8 million for the incremental change in value of the four million shares of the Company’s common stock, (2) $8.9 million in retirement benefits for the 200 employees who accepted the early retirement benefits, which were partially offset by (3) a reduction of $4.3 million of the existing LTD accrual. At December 31, 2004, $1.1 million was accrued for LTD benefits. The reduction in the LTD accrual was primarily attributed to the decrease in the number of eligible beneficiaries as a result of their election to accept the early retirement benefits. Beneficiaries have until September 2005 to claim LTD benefits and this accrual will continue to be adjusted as better claims information becomes available. In 2004 the Company expensed $6.8 million for the BPPSO and related payroll taxes, which were classified as selling, general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2004, the Company’s liquidity, comprised of cash, cash equivalents, short-term investments, and funds available under its $65.0 million revolving credit facility totaled approximately $182.2 million, compared to $49.7 million at December 31, 2003.

Pursuant to an effective registration statement dated September 29, 2004, on October 5, 2004, the Company received funds related to the completed underwritten offering of 8,625,000 shares of common stock at a price to the public of $16.00 per share, which included the underwriters’ over allotment option of 1,125,000 shares. After deducting the underwriting discount of $7.2 million and other expenses of $0.7 million, the net proceeds received from the offering were $130.1 million. Also on October 5, 2004, the Company paid $64.0 million of the proceeds to the Trust as part of the labor dispute settlement.

Net working capital at December 31, 2004 increased $262.3 million compared to December 31, 2003, reflecting a $273.4 million increase in current assets, partially offset by a $11.0 million increase in current liabilities. The increase in current assets was primarily due to an increase in cash and short-term investments of $131.4 million, accounts receivable of $38.8 million, inventories of $95.4 million and assets held for sale of $28.4 million, partially offset by a decrease in deferred income taxes of $14.9 million. The increase in accounts receivable was primarily related to increased sales. The increase in inventories is primarily related to increased slab, billet and scrap inventories, increased coil and plate inventories in Camrose for 2005 projects, the accumulation of structural tubing inventory as a result of the addition of the Columbia Structural Tubing facility in the fourth quarter of 2003, partially offset by the closure of the Napa Pipe Mill. Inventory increases seen along all classes were attributed to increased tons and increased costs per ton. The increase in assets held for sale relates to the Napa Pipe Mill assets being actively marketed. The Company expects to sell the Napa Pipe Mill assets in the next twelve months. The decrease in the current portion of deferred income taxes was primarily due to the payment to the Trust related to the Settlement in early October 2004. The increase in current liabilities was primarily due to an increase in the current portion of long-term debt of $2.5 million, accounts payable of $6.5 million, accrued expenses of $0.9 million and liabilities related to assets held for sale of $1.2 million. The increase in the current portion of long-term debt was mainly due to the current portion of the OFP debt which is now included in the Company’s consolidated debt. The increase in trade accounts payable was a result of higher inventory from increased inventory purchases and costs, partially offset by the closure of the Napa Pipe Mill. The increase in accrued expenses was due to an increase in expected pension contributions and increased accrued incentive compensation due to increased operating income, partially offset by a decrease in deferred revenue and a decrease in labor dispute settlement accruals. The liabilities related to assets held for sale consist of the Napa Pipe Mill environmental reserves. The decrease in the labor dispute settlement liability is due to the settlement of the labor dispute in 2004.

The following table summarizes the Company’s contractual obligations at December 31, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total		Less than 1 year		1–3 years		3–5 years		More than 5 years
	(in thousands)
Long-term debt(1)	$318,879		$2,459		$7,994		$305,098		$3,328
Capital lease obligations	494		312		182		—		—
Operating lease obligations	41,747		5,171		9,266		8,789		18,521
Purchase obligations(2)	24,067		3,498		6,996		6,375		7,198
Electric arc furnace improvements(3)	19,289		19,289		—		—		—
Back Pay Profit Sharing Obligation(4)		(6)	3,000		—		—		—
Pension obligations		(6)		(5)		(5)		(5)		(5)
Other post-retirement benefits	25,634		2,311		4,782		5,015		13,526

(1)	See Note 6 to the Company’s Consolidated Financial Statements.
(2)	Includes minimum electricity purchase commitment, and oxygen supply contracts where the future minimum obligation amounts are estimated based on current prices. See Note 17 to the Company’s Consolidated Financial Statements.
(3)	Amounts required to satisfy the CDPHE settlement and the EPA action.
(4)	Balance represents the amount expensed in 2004 for the ten year profit participation obligation and to be paid in 2005.
(5)	The Company’s obligation is limited to the following year’s minimum current ERISA obligation. No such obligation exists next year and it is not possible to determine future ERISA minimum required contributions beyond 2005. The Company expects to make contributions of approximately $7.5 million in 2005.
(6)	Totals cannot be determined because future obligations cannot be determined.

On July 15, 2002, the Company issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%. Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of the Company (exclusive of CPC and OFP), excluding accounts receivable, inventory, and certain other assets. As of December 31, 2004, the Company had outstanding $305.0 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions (except for CPC and OFP) on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company’s net income, as defined. At December 31, 2004, $129.5 million was available for the payment of common stock dividends under these restrictions; however, the Company cannot pay cash dividends under its Credit Agreement without prior approval from its lenders. New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets. At any time on or after July 15, 2006, the 10% Notes will be redeemable at the option of the Company, in whole or in part at a set range of redemption prices. If redeemed during the twelve month period beginning July 15, 2006 the price is 105% of the principal amount, plus accrued and unpaid interest and any liquidated damages, as defined. The redemption price adjusts to 102.5% and 100%, respectively for the two subsequent twelve month periods.

On March 29, 2000, OFP entered into a 7-year $14.0 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility. Amounts outstanding under the loan agreement bear interest based on the LIBOR rate plus a margin ranging from 1.25% to 3.00%, and as of December 31, 2004, there was $8.5 million of principal outstanding of which $2.4 million was classified as current. The loan is secured by all the assets of OFP. The loan agreement contains various restrictive covenants including a minimum tangible net worth amount, a minimum debt service coverage ratio, and a specified amount of insurance coverage. Principal payments are accelerated for excess cash flows, as defined. Excess cash flows generated in 2004 have resulted in $423,000 of additional 2005 principal payments in addition to the normal payment schedule. The creditors of OFP have no recourse to the general credit of the Company. Effective January 1, 2004, the Company included the OFP loan balance in the consolidated balance sheet as a result of the adoption of FIN 46R. See Note 15 to the Company’s Consolidated Financial Statements, “Joint Venture and Adoption of FIN 46R — Consolidation of Variable Interest Entities.”

On September 17, 2004, CPC entered into a ten-year loan agreement related to an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement. CPC’s share of the debt is $3.5 million. Amounts outstanding under the loan agreement bear interest at a rate of 6.57%. As of December 31, 2004, CPC’s share of the principal outstanding was $3.5 million of which $36,000 was classified as current. The loan is secured by the warehouse and contains various restrictive covenants on CPC including minimum income and cash flow requirements, a minimum debt service coverage amount and limitations on incurring new or additional debt obligations other than as allowed by the loan agreement.

As of December 31, 2004, Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P., and Colorado and Wyoming Railway Company (“Borrowers”) maintained a $65.0 million revolving credit agreement (“Credit Agreement”), which will expire on June 30, 2005. At December 31, 2004, $5.0 million was restricted under the Credit Agreement, $14.9 million was restricted under outstanding letters of credit, and $45.1 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.75%. During the year, short-term borrowings under the Credit Agreement ranged from zero to $16.9 million, at an average interest rate of 5.09%. As of December 31, 2004, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the interest rate would have been 5.50%. The unused commitment fees ranged from 0.50% to 0.75% during the year. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum consolidated earnings before interest, taxes, depreciation and amortization amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. The Company cannot pay cash dividends without prior approval from the lenders.

Camrose maintains a CDN $15.0 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. Amounts under the facility bear interest based on the prime rate. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose’s eligible trade accounts receivable and inventories. The Credit Agreement contains various restrictive covenants including a minimum tangible net worth amount. This facility expires in September 2006. At December 31, 2004, $3.8 million was restricted under outstanding letters of credit. As of December 31, 2004, the interest rate of this facility was 4.25%. Annual commitment fees are 0.25% of the unused portion of the credit line. At December 31, 2004, there was $1.8 million outstanding balance due under the credit facility.

See Note 17 to the Company’s Consolidated Financial Statements, “Contingencies — Labor Matters — CF&I Labor Dispute Settlement” for details of the Company’s settlement of the labor dispute between the Union and CF&I.

The Company expects to ship approximately 1.7 million tons of products in 2005. The Oregon Steel Division sales product mix is expected to consist of 560,000 tons of plate and coiled plate, 200,000 tons of welded pipe and 67,000 tons of structural tubing. At these shipment levels the Company expects to run its Portland combination mill at approximately 75 percent of its rated capacity and its welded pipe mills to run at approximately 60 percent of their rated capacity. The Company’s RMSM Division expects to sell approximately 390,000 tons and 480,000 tons of rail and rod and bar products, respectively. At these shipment levels the rail and rod and bar mills would be at approximately 90 percent and 95 percent, respectively, of their practical capacities. Seamless pipe shipments will be dependent on market conditions in the drilling industry. At the present time the seamless pipe mill is not operating.

In the first quarter of 2005, shipments to customers are expected to be approximately 355,000 tons. In the Oregon Steel Division sales product mix is expected to consist of approximately 120,000 tons of plate and coil, 25,000 tons of welded pipe and 15,000 tons of structural tubing. The Company’s RMSM Division expects to ship approximately 110,000 tons of rail and 85,000 tons of rod and bar products. During the first quarter of 2005, the Company expects its Portland mill will ship approximately 68,000 tons of plate for conversion into large-diameter line pipe to the Company’s majority-owned Camrose pipe mill. While the Company expects the majority of this plate will be converted into line pipe during the first quarter, because of sales and delivery terms, the Camrose pipe mill is expected to recognize sales on only approximately 5,000 tons of large-diameter pipe sales during the quarter. The Company expects this shipment trend to reverse in the second quarter of 2005 when line pipe shipments from the Camrose pipe mill are expected to exceed plate received from the Portland mill by 50,000 tons. Accordingly, the Company’s total shipments to customers are expected to be negatively impacted during the quarter. With first quarter 2005 product mix shifting to products with a lower average selling price, average selling price is expected to be lower in the first quarter of 2005 than the fourth quarter of 2004. While these factors will cause the Company’s estimated first quarter 2005 operating income results to be less than our forth quarter of 2004 results, the Company expects operating income results in the second quarter of 2005 to exceed that realized in the fourth quarter of 2004.

Due to the favorable net results for 2004, the Company has been able to satisfy its needs for working capital and capital expenditures through operations and in part through its available cash on hand. The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from cash on hand and from funds generated from operations.

New Accounting Pronouncements

See Note 2 to the Company’s Consolidated Financial Statements.

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

Interest Rate Risk

Sensitivity analysis was used to determine the potential impact that market risk exposure may have on the fair values of the Company’s financial instruments, including debt, cash equivalents and short-term investments. The Company has assessed the potential risk of loss in fair values from hypothetical changes in interest rates by determining the effect on the present value of the future cash flows related to these market sensitive instruments. The discount rates used for these present value computations were selected based on market interest rates in effect at December 31, 2004, plus or minus 10%.

All of the Company’s debt is fixed-rate debt. A hypothetical 10% decrease in interest rates with all other variables held constant would result in an increase in the fair value of the Company’s fixed-rate debt by $12.5 million. A hypothetical 10% increase in interest rates with all other variables held constant would result in a decrease in the fair value of the Company’s fixed-rate debt by $12.0 million. The fair value of the Company’s fixed-rate debt was estimated by considering the impact of the hypothetical interest rates on quoted market prices and current yield. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because the Company intends to hold these obligations to maturity unless the Company elects to repurchase its outstanding debt securities at prevailing market prices.

The Company invests available cash in high quality investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. Government and its agencies. The value of the Company’s investment securities may decline in the event of increases in market interest rates however, the Company manages this risk by investing in cash equivalents that have maturities of 90 days or less with varying maturity dates and short-term investments that offer near term re-pricing features.

Foreign Currency Risk

In general, the Company uses a single functional currency for all receipts, payments and other settlements at its facilities. Occasionally, transactions will be denominated in another currency and a foreign currency forward exchange contract is used to hedge currency gains and losses; however, at December 31, 2004, the Company did not have any open forward contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	QUARTERLY FINANCIAL DATA — Unaudited
	2004				2003
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In millions except per share amounts)
Sales	$302.0	$348.3	$281.8	$252.4	$168.9	$188.8	$189.9	$175.7
Cost of sales	226.5	257.5	212.8	214.6	165.3	188.8	189.9	169.6
Gross profit	75.5	90.8	69.0	37.8	3.6	—	—	6.1
Operating income (loss)(1)	55.4	64.0	20.3	15.1	(38.5)	(12.8)	(48.6)	(6.6)
Net income (loss)(2) (3)	44.8	50.3	14.0	7.5	(44.2)	(20.9)	(51.9)	(9.0)
Net income (loss) per share:
Basic(4)	$1.28	$1.89	$0.53	$0.28	$(1.67)	$(0.79)	$(1.97)	$(0.34)
Diluted(4)	$1.27	$1.87	$0.52	$0.28	$(1.67)	$(0.79)	$(1.97)	$(0.34)
Dividends declared per common share	$—	$—	$—	$—	$—	$—	$—	$—
Common stock price per share range:
High	$21.70	$17.17	$14.74	$7.56	$6.02	$3.55	$3.50	$4.07
Low	$12.32	$12.68	$6.74	$4.84	$2.95	$2.53	$2.11	$2.08
Average shares and Equivalents outstanding:
Basic(4)	34.9	26.7	26.6	26.5	26.4	26.4	26.4	26.4
Diluted(4)	35.1	26.9	26.8	26.7	26.5	26.5	26.4	26.4

(1)	2003 data includes $36.1 million in asset impairment charges in the second quarter and $31.1 million for labor dispute settlement charges in the fourth quarter. 2004 data includes labor dispute settlement charges of $7.0 million, $31.9 million, $4.5 million and $2.0 million for the first, second, third, and fourth quarters, respectively.
(2)	During 2003, the Company recorded valuation allowances for certain federal and state net operating loss carryforwards, state tax credits and alternative minimum tax credits. In 2004, the Company determined that it would be able to utilize those deferred assets previously reserved against, and therefore reduced the reserves established in 2003. In 2003, the Company recorded reserves of $17.5 million, $9.1 million and $21.6 million in the second, third and fourth quarters, respectively. In 2004, the Company reduced those reserves in the amounts of $3.2 million, $7.3 million, $19.9 million and $15.0 million, respectively.
(3)	Cumulative net income for the four respective quarters of 2004 do not total net income for the year ended December 31, 2004 due to rounding differences.
(4)	Basic and diluted earnings per share for the four respective quarters of 2004 do not total the basic and diluted earnings per share for the year ended December 31, 2004 due to difference between the weighted average effect of common stock equivalents for the fourth quarter and year ended December 31, 2004. Shares related to the Company’s common stock offering were issued on October 5, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Oregon Steel Mills, Inc.:

We have audited the accompanying consolidated balance sheets of Oregon Steel Mills, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oregon Steel Mills, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in footnotes 2 and 15 to the consolidated financial statements, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities and, accordingly, began consolidating Oregon Feralloy Partners as of March 31, 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Oregon Steel Mills, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Portland, Oregon
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Oregon Steel Mills, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Oregon Steel Mills, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Oregon Steel Mills, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Oregon Steel Mills, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oregon Steel Mills, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Portland, Oregon
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Oregon Steel Mills, Inc.:

In our opinion, the consolidated financial statements listed in the index under Item 15(a)(iv) present fairly, in all material respects, the results of operations and cash flows of Oregon Steel Mills, Inc. and its subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a)(xi) presents fairly, in all material respects, the information as of and for the year ended December 31, 2002 as set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Portland, Oregon
March 3, 2003

OREGON STEEL MILLS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$77,026	$5,770
Short-term investments	60,110	—
Trade accounts receivable, less allowance for doubtful accounts of $4,660 and $3,665	118,952	80,190
Inventories	235,010	139,623
Deferred income taxes	4,680	19,545
Other	9,881	15,596
Assets held for sale	28,448	—
Total current assets	534,107	260,724
Property, plant and equipment:
Land and improvements	19,934	33,337
Buildings	55,736	54,144
Machinery and equipment	795,571	817,053
Construction in progress	14,779	13,654
	886,020	918,188
Accumulated depreciation	(434,346)	(440,607)
Net property, plant and equipment	451,674	477,581
Goodwill	520	520
Intangibles, net	33,396	11,803
Other assets	10,004	15,514
TOTAL ASSETS	$1,029,701	$766,142
LIABILITIES
Current liabilities:
Current portion of long-term debt	$2,459	$—
Accounts payable	79,509	73,006
Accrued expenses	61,918	60,991
Liabilities related to assets held for sale	1,160	—
Total current liabilities	145,046	133,997
Long-term debt	313,699	301,832
Deferred employee benefits	76,607	49,887
Labor dispute settlement	—	27,844
Environmental liability	27,833	28,317
Deferred income taxes	5,164	20,442
Other long-term liabilities	138	—
Total liabilities	568,487	562,319
Minority interests	22,706	16,571
Commitments and contingencies (Note 17)
STOCKHOLDERS’ EQUITY
Capital stock:
Preferred stock, par value $.01 per share; 1,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 45,000 shares authorized; 35,338 and 26,398 shares issued and outstanding	353	264
Additional paid-in capital	359,350	227,703
Retained earnings (accumulated deficit)	90,316	(26,339)
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(724)	(3,473)
Minimum pension liability	(10,787)	(10,903)
Total stockholders’ equity	438,508	187,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,029,701	$766,142

The accompanying notes are an integral part of the consolidated financial statements.

OREGON STEEL MILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Sales:
Product sales	$1,144,055	$684,413	$850,497
Freight	40,468	38,884	54,453
	1,184,523	723,297	904,950
Costs and expenses:
Cost of sales	911,416	713,601	783,940
Fixed and other asset impairment charges (Note 18)	—	36,113	—
Labor dispute settlement charges (Note 17)	45,352	31,089	—
Selling, general and administrative expenses	56,322	50,477	58,600
Incentive compensation	15,978	354	3,761
Loss (gain) on disposal of assets	637	(1,835)	(1,283)
	1,029,705	829,799	845,018
Operating income (loss)	154,818	(106,502)	59,932
Other income (expense):
Interest expense	(33,975)	(33,620)	(36,254)
Minority interests	(5,736)	6,108	(3,036)
Other income	3,620	1,448	961
Income (loss) before income taxes	118,727	(132,566)	21,603

Income tax benefit (expense)	(2,072)	6,617	(9,244)
Income (loss) before cumulative effect of change in accounting principle	116,655	(125,949)	12,359
Cumulative effect of change in accounting principle, net of tax of $11,264, net of minority interest of $2,632	—	—	(17,967)
Net income (loss)	$116,655	$(125,949)	$(5,608)
Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$4.07	$(4.77)	$0.47
Cumulative effect of change in accounting principle	—	—	(0.68)
Net income (loss) per share	$4.07	$(4.77)	$(0.21)
Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$4.03	$(4.77)	$0.46
Cumulative effect of change in accounting principle	—	—	(0.67)
Net income (loss) per share	$4.03	$(4.77)	$(0.21)

The accompanying notes are an integral part of the consolidated financial statements.

OREGON STEEL MILLS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total
Balances, December 31, 2001	25,787	$258	$227,618	$105,218	$(14,508)	$318,586
Net loss	—	—	—	(5,608)	—	(5,608)
Foreign currency translation adjustment	—	—	—	—	152	152
Minimum pension liability, net of tax and minority interest (Note 11)	—	—	—	—	(6,161)	(6,161)
Comprehensive loss	—	—	—	—	—	(11,617)
Tax benefit on stock options	—	—	15	—	—	15
Other issuances of common stock	3	—	6	—	—	6
Balances, December 31, 2002	25,790	$258	$227,639	$99,610	$(20,517)	$306,990
Net loss	—	—	—	(125,949)	—	(125,949)
Foreign currency translation adjustment	—	—	—	—	5,378	5,378
Minimum pension liability, net of tax and minority interest (Note 11)	—	—	—	—	763	763
Comprehensive loss	—	—	—	—	—	(119,808)
Tax benefit on stock options	—	—	4	—	—	4
Other issuances of common stock	608	6	60	—	—	66
Balances, December 31, 2003	26,398	$264	$227,703	$(26,339)	$(14,376)	$187,252
Net income	—	—	—	116,655	—	116,655
Foreign currency translation adjustment	—	—	—	—	2,749	2,749
Minimum pension liability, net of tax and minority interest (Note 11)	—	—	—	—	116	116
Comprehensive income	—	—	—	—	—	119,520
Tax benefit on stock options	—	—	571	—	—	571
Common stock offering, net of issuance costs	8,625	86	130,040	—	—	130,126
Other issuances of common stock	315	3	1,036	—	—	1,039
Balances, December 31, 2004	35,338	$353	$359,350	$90,316	$(11,511)	$438,508

The accompanying notes are an integral part of the consolidated financial statements.

OREGON STEEL MILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$116,655	$(125,949)	$(5,608)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	39,751	40,809	45,868
Write-off of goodwill (Note 7)	—	—	17,967
Fixed and other asset impairment charges (Note 18)	—	36,113	—
Tax benefit on employee stock option plans	571	6	15
Deferred income taxes	(413)	(7,889)	9,104
Loss (gain) on disposal of assets	637	(1,835)	(1,283)
Minority interests	5,736	(6,108)	3,036
Other, net	1,911	835	379
Changes in current assets and liabilities:
Trade accounts receivable	(38,247)	6,521	4,585
Inventories	(95,387)	14,381	(30,432)
Operating liabilities	18,296	5,436	4,685
Labor dispute settlement charges (Note 17)	(21,032)	31,089	—
Other	3,859	(7,651)	733
Net cash provided (used) by operating activities	32,337	(14,242)	49,049
Cash flows from investing activities:
Purchases of short-term investments	(60,000)	—	—
Additions to property, plant and equipment	(23,805)	(19,754)	(18,246)
Proceeds from disposal of property and equipment	223	1,908	1,287
Other, net	166	796	3,201
Net cash used by investing activities	(83,416)	(17,050)	(13,758)
Cash flows from financing activities:
Net borrowings (repayments) under Canadian bank revolving loan facility	1,830	—	(223)
Proceeds from bank debt	185,611	92,093	435,061
Payments on bank and long term debt	(187,097)	(92,173)	(513,734)
Deferred credit facility financing costs	—	(300)	(1,890)
Redemption of 11% notes due 2003	—	—	(228,250)
Issuance of 10% notes due 2009	—	—	301,255
Debt issuance costs	—	—	(9,903)
Proceeds from common stock issued under stock options	1,039	66	6
Net proceeds from common stock offering (Note 19)	130,126	—	—
Change in book overdrafts	(9,203)	9,203	—
Minority share of subsidiary’s distribution	—	(2,953)	(2,035)
Net cash provided (used) by financing activities	122,306	5,936	(19,713)
Effects of foreign currency exchange rate changes on cash	29	3,118	152
Net increase (decrease) in cash and cash equivalents	71,256	(22,238)	15,730
Cash and cash equivalents at the beginning of year	5,770	28,008	12,278
Cash and cash equivalents at the end of year	$77,026	$5,770	$28,008
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$32,550	$31,342	$18,341
Income taxes	$1,582	$1,780	$243
Non-Cash Activities:
Interest applied to loan balance	$486	$80	$2,499

See Note 6 for a description of the non-cash loan Camrose Pipe Corporation entered into for a 50% interest in a warehouse. See Note 15 for a description of the non-cash consolidation of Oregon Feralloy Partners. See Notes 11 and 17 for a description of the pension plan amendment for which the Company recorded a pension intangible and offsetting pension liability of approximately $22.9 million.

The accompanying notes are an integral part of the consolidated financial statements.

OREGON STEEL MILLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Oregon Steel Mills, Inc. and subsidiaries (“Company”) manufacture various specialty and commodity steel products with operations in the United States and Canada. The principal markets for the Company’s products are steel service centers, steel fabricators, railroads, oil and gas producers and distributors and other industrial concerns. The Company’s products are primarily marketed in the United States west of the Mississippi River and western Canada. The Company also markets products outside North America.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include all wholly owned and those majority owned subsidiaries over which the Company exerts management control. Non-controlled subsidiaries and affiliates are accounted for using the equity method. Material wholly owned and majority owned subsidiaries of the Company are wholly-owned Camrose Pipe Corporation (“CPC”), which does business as Columbia Structural Tubing and which, through ownership in another corporation, holds a 60 percent interest in Camrose Pipe Company (“Camrose”), which owns the Camrose pipe mill; a 60 percent interest in Oregon Feralloy Partners (“OFP”); and 87 percent owned New CF&I which owns a 95.2 percent interest in CF&I Steel, LP (“CF&I). The Company also directly owns an additional 4.3 percent interest in CF&I. In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills (“RMSM”). New CF&I owns a 100 percent interest in the Colorado and Wyoming Railway Company. All significant inter-company balances and transactions have been eliminated.

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

Revenue Recognition

The Company recognizes revenues when title passes, the earnings process is substantially complete, and the Company is reasonably assured of the collection of the proceeds from the exchange, all of which generally occur either upon shipment of the Company’s products or delivering of the product at the destination specified by customer.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at date of purchase are carried at cost which approximates fair value, and are considered to be cash equivalents. All other investments not considered to be cash equivalents are separately categorized as short-term investments.

Short-Term Investments

The Company invests in highly liquid debt securities which have maturities in excess of three months. The investments are considered short-term due to the readily available trading market in these securities and the Company’s ability to trade these securities within a year. These investments are considered available-for-sale securities and are carried at fair market value.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade receivables. The Company places its cash and cash equivalents and short-term investments in high credit quality investments and limits the amount of credit exposure to any one financial institution or entity. At times, cash balances are in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. The Company believes that risk of loss on its trade receivables is reduced by ongoing credit evaluation of customer financial condition and requirements for collateral, such as letters of credit and bank guarantees.

Inventory

The Company’s inventory consists of raw materials, semi-finished, finished products and operating stores and supplies. At December 31, 2004, inventory was approximately $235.0 million. As of December 31, 2004, there were no accruals for lower of manufacturing cost or market (LCM) charges recorded by the Company. The LCM accrual as of December 31, 2003, was $0.9 million. Manufacturing cost is determined using the average cost method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, including capitalized interest during construction of $980,000, $1,169,000 and $874,000 in 2004, 2003 and 2002, respectively. Depreciation is determined using principally the straight-line and the units of production methods over the estimated useful lives of the assets. The original cost of machinery, which is being depreciated using the units of production method, is approximately $249.5 million. Total finished goods production for the years ended 2004, 2003 and 2002 were 1,815,000 tons, 1,840,000 tons and 2,184,000 tons, respectively. The estimated useful lives of most of the Company’s operating machinery and equipment are from 15 to 30 years. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Maintenance and repair expense for 2004, 2003 and 2002 were $58.9 million, $58.1 million and $68.0 million, respectively. Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in results of operations.

Goodwill and Intangible Assets

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and other Intangible Assets,” effective January 1, 2002. As required under the transitional accounting provisions of SFAS No. 142, the Company completed the steps required to identify and measure goodwill impairment at each reporting unit. The reporting units were measured for impairment by comparing implied fair value of the reporting units’ goodwill with the carrying amount of the goodwill. As a result, the entire goodwill at CF&I was written off in the amount of $31.9 million, and a net charge of $18.0 million (after tax and minority interest) was recognized as a cumulative effect of a change in accounting principle during the first quarter of 2002. In accordance with SFAS No. 142, goodwill is no longer amortized, but is reviewed at least annually for impairment. Intangible assets consist of proprietary technology and water rights presented at cost, net of accumulated amortization. The proprietary technology is amortized over their estimated useful lives of fifteen years using the straight-line method. The water rights are considered indefinite-lived and not amortized.

Impairment of Long-Lived Assets

When events or circumstances indicate the carrying value of a long-lived asset held for use may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset group to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset’s net book value, the Company then considers estimated fair market value versus carrying value in determining any potential impairment. Impairment charges of $36.1 million were recorded in the second quarter of 2003 related to the impairment of melt shop and other assets at the Company’s Portland, Oregon Steel mill (“Portland Mill”) and the CF&I steelmaking and finishing facilities in Pueblo, Colorado (“Pueblo Mill”), as discussed in Note 18 to the Consolidated Financial Statements. Impairments of assets held for sale are recognized when the carrying value of the assets are in excess of their estimated fair value. See Note 21 to the Consolidated Financial Statements for further discussion of assets held for sale.

Income Taxes

Deferred income taxes are provided for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when it is estimated to be more likely than not that some portion of the deferred tax assets will not be realized.

Financial Instruments

The Company infrequently uses foreign currency forward exchange contracts occasionally to reduce its exposure to fluctuations in foreign currency exchange rates. Gains and losses on these contracts are deferred and recognized in income as part of the related transaction. As of December 31, 2004 and 2003, no such contracts were outstanding.

Foreign Currency Translation

Assets and liabilities subject to foreign currency fluctuations are translated into U.S. dollars at the period-end exchange rate, and revenue and expenses are translated at average rates for the period. Translation adjustments are included in “accumulated other comprehensive income,” a separate component of stockholders’ equity.

Stock Option Plans

In 2000, the Company adopted the 2000 Nonqualified Stock Option Plan (the “Plan”). The Plan authorizes the Board of Directors, or a committee appointed by the Board of Directors, to grant options to certain executives and management personnel. 1,000,000 shares of the Company’s $.01 par value common stock are issuable under the Plan.

In 2002, the Company adopted the 2002 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan authorizes the Board of Directors to grant options to individuals who are Non-Employee Directors. 150,000 shares of the Company’s $.01 par value common stock are issuable under the Director Plan.

The Company accounts for the stock option plans using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company provides pro forma net income (loss) and pro forma earnings (loss) per share disclosure prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company currently discloses the effects of stock-based employee compensation and has elected not to change to the alternative accounting principle prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation — transition and disclosure.”

The following table illustrates the effect on net income and earnings per share as if the Black-Scholes fair value method described in SFAS No. 123, as amended, had been applied to the Company’s stock option plans:

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Net income (loss), as reported	$116,655	$(125,949)	$(5,608)
Add: compensation expense included in net income (loss)	—	33	—
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(360)	(223)	(184)
Pro forma net income (loss)	$116,295	$(126,139)	$(5,792)
Income (loss) per share:
Basic — as reported	$4.07	$(4.77)	$(0.21)
Basic — pro forma	4.06	(4.78)	(0.22)

Diluted — as reported	$4.03	$(4.77)	$(0.21)
Diluted — pro forma	4.02	(4.78)	(0.22)

Net Income (Loss) Per Share

Basic earnings per share (“EPS”) is determined using the weighted average number of common shares outstanding during the period. The diluted EPS calculation is determined using the weighted average number of common stock equivalents, including both common shares and stock options, outstanding during the period.

For purposes of computing diluted EPS, stock options with an exercise price that exceeded the average fair market value of the common stock for the period were excluded from the diluted weighted average number of common shares. In addition, common stock equivalent shares are excluded from the EPS computation if their effect is antidilutive.

Segment Reporting

In accordance with the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in a single reportable segment, the steel industry. All of the products of the Company are steel products in finished or semi-finished form. Production is the standard “mini mill” process where electric arc furnaces are used to melt scrap and other metallics. Liquid steel is cast and cooled, then reheated for additional forming. These processes occur at different locations, but are not dissimilar. The Company markets and sells the majority of its products through its own sales organization to customers primarily in the transportation, construction, or oil and gas industries. The Company distributes product at various locations in the United States and Canada, and as appropriate, through foreign sales agents.

The Company currently has two aggregated operating divisions: the Oregon Steel Division and RMSM Division. See Note 3 to the Consolidated Financial Statements for geographic disclosure.

Shipping and Handling Cost

All shipping billed to customers is recorded as revenue with the related cost being recorded under cost of sales. Internal handling costs incurred to store, move, or prepare goods for shipment are recorded under Selling, General, and Administration expenses. For the years of 2004, 2003, and 2002, internal handling costs were $13.5 million, $12.3 million and $17.7 million, respectively.

Reclassifications

Certain reclassifications have been made in prior years to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46R”) which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R applied immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods ending after March 15, 2004. The Company adopted FIN 46R on January 1, 2004. See Note 15 to the Consolidated Financial Statements, “Joint Venture and Adoption of FIN 46R — Consolidation of Variable Interest Entities” for additional disclosures.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends ARB 43, Chapter 4, to clarify that the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of assessing the impact of adopting this new standard.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 will have a material impact on the Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in SFAS 123, however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosures seen in Note 2 to the Consolidated Financial Statements, “Summary of Accounting Principles — Stock Option Plans,” will no longer be an alternative. SFAS No. 123R is effective for interim periods beginning after June 15, 2005. The Company is in the process of assessing the impact of adopting this new standard.

3.	Geographic Information

Geographical information was as follows:

	2004	2003	2002
	(In thousands)
Sales to External Customers:
United States	$1,112,985	$686,995	$883,462
Canada(1)	71,538	36,302	21,488
	$1,184,523	$723,297	$904,950
Sales by Division:
Oregon Steel Division	$696,866	$367,365	$575,243
RMSM Division	487,657	355,932	329,707
	$1,184,523	$723,297	$904,950
Assets by Location, at December 31:
United States	$967,387	$733,404	$804,021
Canada	62,314	32,738	38,673
	$1,029,701	$766,142	$842,694
Assets by Division, at December 31:
Oregon Steel Division	$665,403	$478,077	$534,203
RMSM Division	364,298	288,065	308,491
	$1,029,701	$766,142	$842,694

(1)	Sales attributed to Canada are earned by the Camrose pipe mill, which is domiciled there. Sales to external customers generated in the United States includes revenues earned on shipments to customers in other countries of $146.5 million in 2004. In 2003 and 2002, these foreign sales were insignificant.

4.	Inventories

The components of inventories were as follows at December 31:

	2004	2003
	(In thousands)
Raw materials	$20,168	$5,214
Semi-finished product	136,362	55,864
Finished product	50,073	49,478
Stores and operating supplies	28,407	29,067
Total inventory	$235,010	$139,623

5.	Accounts Payable and Accrued Expenses

There were no book overdrafts included in accounts payable at December 31, 2004. Accounts payable includes book overdrafts of $9.2 million at December 31, 2003.

Accrued expenses consist of the following at December 31:

	2004	2003
	(In thousands)
Accrued interest	$14,055	$14,190
Accrued payroll and benefits	13,777	14,166
Accrued expenses and product claims	5,256	6,622
Accrued labor dispute settlement	—	2,500
Accrued defined benefit plan and post-retirement obligations	9,660	2,135
Accrued incentive compensation	7,469	—
Accrued back pay profit sharing obligation and related payroll taxes	3,508	—
Deferred revenue	659	12,468
Other	7,534	8,910
Total accrued expenses	$61,918	$60,991

6.	Debt, Financing Arrangements and Liquidity

Debt balances were as follows at December 31:

	2004	2003
	(In thousands)
10% First Mortgage Notes due 2009	$305,000	$305,000
Less unamortized discount on 10% Notes	(2,721)	(3,168)
OFP Term Loan	8,500	—
CPC Mortgage Loan	3,549	—
Camrose Revolving Bank Loan	1,830	—
Total debt outstanding	316,158	301,832
Less current portion of OFP Term Loan	(2,423)	—
Less current portion of CPC Mortgage Loan	(36)	—
Non-current maturity of long-term debt	$313,699	$301,832

On July 15, 2002, the Company issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%. Interest is payable on January 15 and July 15 of each year.

The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of the Company (exclusive of CPC and OFP), excluding accounts receivable, inventory, and certain other assets. As of December 31, 2004, the Company had outstanding $305.0 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions (except for CPC and OFP) on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company’s net income, as defined. At December 31, 2004, $129.5 million was available for the payment of common stock dividends under these restrictions; however, the Company cannot pay cash dividends under its Credit Agreement without prior approval from its lenders. New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets. At any time on or after July 15, 2006, the 10% Notes will be redeemable at the option of the Company, in whole or in part at a set range of redemption prices. If redeemed during the twelve month period beginning July 15, 2006 the price is 105% of the principal amount, plus accrued and unpaid interest and any liquidated damages, as defined. The redemption price adjusts to 102.5% and 100%, respectively for the two subsequent twelve month periods.

On March 29, 2000, OFP entered into a 7-year $14.0 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility. Amounts outstanding under the loan agreement bear interest based on the LIBOR rate plus a margin ranging from 1.25% to 3.00%, and as of December 31, 2004, there was $8.5 million of principal outstanding of which $2.4 million was classified as current. The loan is secured by all the assets of OFP. The loan agreement contains various restrictive covenants including a minimum tangible net worth amount, a minimum debt service coverage ratio, and a specified amount of insurance coverage. Principal payments are accelerated for excess cash flows, as defined. Excess cash flows generated in 2004 have resulted in $423,000 of additional 2005 principal payments in addition to the normal payment schedule. The creditors of OFP have no recourse to the general credit of the Company. Effective January 1, 2004, the Company included the OFP loan balance in the consolidated balance sheet as a result of the adoption of FIN 46R. See Note 15 to the Consolidated Financial Statements, “Joint Venture and Adoption of FIN 46R — Consolidation of Variable Interest Entities.”

On September 17, 2004, CPC entered into a ten-year loan agreement related to an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement. CPC’s share of the debt is $3.5 million. Amounts outstanding under the loan agreement bear interest at a rate of 6.57%. As of December 31, 2004, CPC’s share of the principal outstanding was $3.5 million of which $36,000 was classified as current. The loan is secured by the warehouse and contains various restrictive covenants on CPC including minimum income and cash flow requirements, a minimum debt service coverage amount and limitations on incurring new or additional debt obligations other than as allowed by the loan agreement.

As of December 31, 2004, Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P., and Colorado and Wyoming Railway Company (“Borrowers”) maintained a $65.0 million revolving credit agreement (“Credit Agreement”), which will expire on June 30, 2005. At December 31, 2004, $5.0 million was restricted under the Credit Agreement, $14.9 million was restricted under outstanding letters of credit, and $45.1 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.75%. During the year, short-term borrowings under the Credit Agreement ranged from zero to $16.9 million, at an average interest rate of 5.09%. As of December 31, 2004, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the interest rate would have been 5.50%. The unused commitment fees ranged from 0.50% to 0.75% during the year. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum consolidated earnings before interest, taxes, depreciation and amortization amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. The Company cannot pay cash dividends without prior approval from the lenders.

Camrose maintains a CDN $15.0 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. Amounts under the facility bear interest based on the prime rate. The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose’s eligible trade accounts receivable and inventories. The Credit Agreement contains various restrictive covenants including a minimum tangible net worth amount. This facility expires in September 2006. At December 31, 2004, $3.8 million was restricted under outstanding letters of credit. As of December 31, 2004, the interest rate of this facility was 4.25%. Annual commitment fees are 0.25% of the unused portion of the credit line. At December 31, 2004, there was $1.8 million outstanding balance due under the credit facility.

As of December 31, 2004, principal payments on debt are due as follows (in thousands):

2005	$2,459
2006	3,872
2007	4,122
2008	47
2009	305,051
2010 and thereafter	3,328
$318,879

7.	Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No.142, “Goodwill and Other Intangible Assets.” As part of this adoption, the Company ceased amortizing all goodwill and assessed goodwill for possible impairment. As an initial step, the Company tested goodwill impairment within its two business units — the Oregon Steel Division and the RMSM Division. These two business units qualify as reporting units in that they are one level below the Company’s single reportable segment (as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”). The aggregation of these reporting units, under SFAS No. 131, is appropriate given that both business units operate in a single reportable segment, the steel industry.

As required under the transitional accounting provisions of SFAS No. 142, the Company completed the steps required to identify and measure goodwill impairment at each reporting unit. The reporting units were measured for impairment by comparing implied fair value of the reporting units’ goodwill with the carrying amount of the goodwill. As a result, the entire goodwill at the RMSM Division was written off in the amount of $31.9 million, and a net charge of $18.0 million (after tax and minority interest) was recognized as a cumulative effect of a change in accounting principle during the first quarter of 2002. Historical earnings and applying an earnings multiple resulted in the identification of an impairment that was recognized at the reporting units. The implementation of SFAS No. 142 required the use of judgments, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS No. 142, the Company had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment.

Additionally, pursuant to SFAS No. 142, the Company completed its reassessment of finite and indefinite intangible asset lives, which consists of proprietary technology and water rights. Based on this reassessment, no adjustment was needed on the proprietary technology or the water rights. The Company does not have any other acquired intangible assets, whether finite or indefinite lived assets, but does carry certain pension-related intangibles.

The carrying amount of intangible assets and the associated amortization expenses are as follows:

	As of December 31, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Pension-related intangibles(1)	N/A	N/A	$22,101	N/A	N/A	$—
SFAS No. 142 Intangible Assets:
Water rights	11,024	(502)	10,522	11,523	(565)	10,958
Proprietary technology(2)	1,753	(980)	773	1,653	(808)	845
	$12,777	$(1,482)	$11,295	$13,176	$(1,373)	$11,803

Aggregate Amortization Expense:	2004	2003	2002
For the year ended	$131	$116	$122

The amortization expense for each of the next five years related to intangible assets is expected to be $0.1 million.

(1)	In 2004, the Company recorded a pension intangible related to a pension plan amendment. See Notes 11 and 17 to the consolidated financial statements for additional details.

(2)	Weighted average amortization period is fifteen years.

8.	Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows as of December 31:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$77,026	$77,026	$5,770	$5,770
Short-term investments	60,110	60,110	—	—
Long-term debt, including current portion	316,158	349,428	301,832	287,129

The cash and cash equivalent securities are all highly liquid investments with original maturities of three months or less at the date of purchase and are carried at cost which approximates fair value. The Company intends to hold these securities until maturity. The short-term investment securities are also highly liquid investments; however, they have maturities in excess of three months at the date of purchase. The securities are considered available for sale and are carried at fair market value. The fair value of short-term debt and long-term debt, including current portion, is estimated based on quoted market prices or by discounting future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

On limited occasions, the Company uses foreign currency forward exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. Such contracts are typically short-term in duration and relate to specific transactions. At December 31, 2004, the Company had no open forward exchange contracts. During 2004 and 2003, the use of such contracts has been minimal.

9.	Income Taxes

The geographical components of income (loss) before income taxes are summarized below:

	2004	2003	2002
	(In thousands)
U.S.	$114,735	$(131,495)	$19,162
Non-U.S., principally Canada	3,992	(1,071)	2,441
Total income (loss) before taxes	$118,727	$(132,566)	$21,603

The income tax benefit (expense) consisted of the following:

	2004	2003	2002
	(In thousands)
Current:
Federal	$(1,270)	$(115)	$5,349
State	(63)	31	(151)
Foreign	(47)	(1,559)	(659)
	(1,380)	(1,643)	4,539
Deferred:
Federal	(518)	11,710	(10,816)
State	1,157	(4,471)	(2,891)
Foreign	(1,331)	1,021	(76)
	(692)	8,260	(13,783)
Income tax benefit (expense)	$(2,072)	$6,617	$(9,244)

A reconciliation of the statutory benefit (tax) rate to the effective benefit (tax) rate on income before income taxes is as follows:

	2004	2003	2002
U.S. statutory income benefit (tax) rate	(35.0)%	35.0%	(35.0)%
State taxes, net	0.6	(2.2)	(9.2)
Fines and penalties	(0.3)	—	(0.1)
Permanent differences	(0.3)	—	(0.6)
Export sales benefit	2.2	—	—
Tax impact of foreign operations	(0.3)	0.2	4.1
Change in valuation allowance — federal	32.0	(28.6)	—
Other	(0.6)	0.6	(2.0)
	(1.7)%	5.0%	(42.8)%

The current and noncurrent components of the net deferred tax assets and liabilities were as follows as of December 31:

	2004	2003
	(In thousands)
Net current deferred tax asset:
Assets
Inventories	$1,487	$2,073
Accrued expenses	3,248	15,617
Net operating loss carryforward	—	120
Other	1,611	1,710
	6,346	19,520
Liabilities
Other	1,666	(25)
Net current deferred tax asset	$4,680	$19,545
Net noncurrent deferred income tax liability:
Assets
Postretirement benefits other than pensions	$3,154	$3,196
State tax credits	2,818	6,359
Alternative minimum tax credit	14,692	13,485
Environmental liability	12,810	13,144
Net operating loss carryforward	77,471	105,409
Pension minimum liability adjustment	7,739	7,204
Other	15,723	15,671
	134,407	164,468
Valuation allowance	(7,987)	(53,427)
	126,420	111,041
Liabilities
Property, plant and equipment	128,713	128,835
Other	2,871	2,648
	131,584	131,483
Net noncurrent deferred income tax liability	$5,164	$20,442

At December 31, 2004, the Company has state tax credits of $2.8 million expiring 2008 through 2016, which are available to reduce future income taxes payable.

At December 31, 2004, the Company has $191.4 million in federal net operating loss carryforwards expiring in 2019 through 2023. In addition, the Company has $254.7 million in state net operating loss carryforwards expiring in 2005 through 2024.

The Company maintained a valuation allowance of $8.0 million and $53.4 million at December 31, 2004 and 2003, respectively, for federal and state net operating loss carryforwards, alternative minimum tax credits and state tax credit carryforwards. The valuation allowance decreased by $45.4 million from 2003 to 2004, and increased by $48.2 million from 2002 to 2003. SFAS No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carryforwards, state tax credits and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not;” otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company recorded a valuation allowance in 2003 due to uncertainties regarding the realization of these deferred tax assets. In 2004, the Company reduced this allowance by $45.4 million due to more certainty regarding the realization of these deferred tax assets. The Company will continue to evaluate the need for a valuation allowance in the future. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowance in the future. As of December 31, 2004, the only significant valuation allowance relates to State of Colorado net operating losses and credits.

The Company has indefinitely reinvested approximately $7.2 million of the cumulative undistributed earnings of its foreign subsidiary. Such earnings would be subject to U.S. taxation if repatriated to the U.S. The amount of unrecognized deferred tax liability associated with the undistributed earnings is not expected to be material. Currently, the Company has no plans to repatriate accumulated foreign earnings pursuant to the guidelines outlined in the American Jobs Creation Act of 2004.

During the year ended December 31, 2004, the Company realized $571,000 in tax benefits related to the exercise of employee stock options. The benefit was recorded to additional paid-in-capital. During the years ended December 31, 2003, and 2002, the Company’s tax benefits related to the exercise of employee stock options were immaterial to the Company’s Consolidated Financial Statements.

10.	Net Income (Loss) Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options, as determined using the treasury stock method:

Basic and diluted net income (loss) per share was as follows:

	2004	2003	2002
	(In thousands, except per share amounts)
Weighted average number of shares outstanding	28,665	26,392	25,790
Shares of common stock to be issued March 2003	—	—	598
Basic weighted average shares outstanding	28,665	26,392	26,388
Dilutive effect of employee stock options	252	—	233
Weighted average number of shares outstanding assuming dilution	28,917	26,392	26,621

Net income (loss) before cumulative effect of change in accounting principle	$116,655	$(125,949)	$12,359
Cumulative effect of change in accounting principle, net of tax, net of minority interest	—	—	(17,967)
Net income (loss)	$116,655	$(125,949)	$(5,608)
Basic income (loss) per share:
Before cumulative effect of change in accounting principle	$4.07	$(4.77)	$0.47
Cumulative effect of change in accounting principle	—	—	(0.68)
Basic income (loss) per share	$4.07	$(4.77)	$(0.21)
Diluted income (loss) per share:
Before cumulative effect of change in accounting principle	$4.03	$(4.77)	$0.46
Cumulative effect of change in accounting principle	—	—	(0.67)
Diluted income (loss) per share	$4.03	$(4.77)	$(0.21)

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options for the period they were outstanding. Since the average market price was in excess of the exercise price of all outstanding options, no options were excluded from the 2004 diluted earnings per share calculation. For the years 2003 and 2002, approximately 595,200 and 32,000 shares, respectively, were excluded from the diluted earnings per share calculation, as to include them would have been antidilutive.

11.	Employee Benefit Plans

The Company has noncontributory defined benefit retirement plans covering all of its eligible domestic employees. The plans provide benefits based on a participant’s years of service and compensation. The Company funds at least the minimum annual contribution required by ERISA. The Company also has noncontributory defined benefit retirement plans covering all of its eligible Camrose employees. The plans provide benefits based on participants’ years of service and compensation.

The table below sets forth the funded status of the plans and the amounts recognized in the Company’s consolidated balance sheets at December 31. All plans have accumulated benefit obligations in excess of plan assets:

	United States (U.S.) Plans		Canadian Plans
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Change in benefit obligation:
Projected benefit obligation at January 1	$99,256	$83,971	$19,031	$14,258
Service cost	3,804	4,393	447	458
Interest cost	6,304	5,551	1,238	1,075
Plan amendments	22,890	—	—	218
Benefits paid	(4,282)	(3,677)	(793)	(672)
Actuarial loss	3,729	9,018	1,386	454
Curtailment loss	(81)	—	—	—
Special termination benefits	6,238	—	—	—
Foreign currency exchange rate change	—	—	1,679	3,240
Projected benefit obligation at December 31	137,858	99,256	22,988	19,031
Change in plan assets:
Fair value of plan assets at January 1	70,528	59,386	14,941	10,846
Actual gain on plan assets	9,319	14,819	1,481	1,508
Company contribution	6,873	—	949	753
Benefits paid	(4,282)	(3,677)	(793)	(672)
Foreign currency exchange rate change	—	—	1,306	2,506
Fair value of plan assets at December 31	82,438	70,528	17,884	14,941
Projected benefit obligation in excess of plan assets	(55,420)	(28,728)	(5,104)	(4,090)
Unrecognized prior service cost	21,186	—	790	780
Unrecognized net gain	19,121	19,797	7,330	6,001
Net amount recognized	(15,113)	(8,931)	3,016	2,691
Intangible asset	21,186	—	790	—
Minimum liability	(35,813)	(16,084)	(6,000)	(2,566)
Net pension asset (liability) recognized in consolidated balance sheet	$(29,740)	$(25,015)	$(2,194)	$125

	United States (U.S.) Plans			Canadian Plans
	2004	2003	2002	2004	2003	2002
	(In thousands)			(In thousands)
Components of net periodic benefit cost:
Service cost	$3,804	$4,393	$3,646	$447	$458	$399
Interest cost	6,304	5,551	5,253	1,238	1,075	925
Expected return on plan assets	(5,927)	(5,079)	(4,713)	(1,163)	(1,012)	(1,010)
Recognized losses	932	1,278	348	275	316	234
Amortization of unrecognized prior service cost	609	26	120	48	33	30
Net periodic benefit cost	$5,722	$6,169	$4,654	$845	$870	$578

On September 10, 2004, the Company finalized the labor dispute settlement at CF&I, which included certain pension enhancements resulting in an amendment to the plan. In addition, 200 members covered by the collective bargaining agreements have accepted CF&I’s offer for Voluntary Early Retirement, which includes unreduced pension benefits. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” special termination benefits of $6.2 million and a curtailment loss of $1.1 million were expensed in 2004 in addition to the U.S. net periodic benefit cost of $5.7 million expensed in 2004 as indicated above. See Note 17 to the Consolidated Financial Statements, “Contingencies — Labor Matters — CF&I Labor Dispute Settlement” for a description of benefits offered under the plan amendment and early retirement option.

For the U.S. plans, the accumulated benefit obligation as of December 31, 2004 and 2003 was $133.4 million and $95.5 million, respectively. There is no minimum employer contribution for 2004, due in 2005; however, the Company has accrued $7.5 million as a short-term liability as its estimate for 2005 voluntary contributions. For the Canadian plans, the accumulated benefit obligation as of December 31, 2004 and 2003 was $20.9 million and $17.2 million, respectively. The expected employer contribution for 2005 is $1.0 million.

For the U.S. and Canadian plans, assets are invested to maximize returns and minimize the risk to the participants in the plans. This strategy also involves monitoring investment portfolios to ensure appropriate diversification of assets and performance. The Company has established targeted asset allocations for the portfolios. These targets do not represent strict requirements, but are intended as general guidelines. The plans do not invest in securities of the Company.

Plan assets are invested as follows as of December 31 (pension plans’ measurement date):

	Target	2004	2003
Information about U.S. plan assets:
Cash	0.0%	0.7%	0.0%
U.S. equity funds	48.0%	48.6%	46.7%
Non-U.S. Equity funds	12.0%	15.7%	15.5%
Fixed income securities	5.0%	4.4%	17.5%
Real estate funds	10.0%	8.4%	9.0%
Absolute return strategy funds	18.5%	16.0%	11.3%
Real return strategy funds	6.5%	6.2%	0.0%
Total plan assets	100.0%	100.0%	100.0%

	Target	2004	2003
Information about Canadian plan assets:
Cash and short-term notes	5.0%	9.4%	5.5%
Canadian equity funds	35.0%	37.5%	37.8%
International equity funds	25.0%	23.0%	26.1%
Fixed income securities	35.0%	30.1%	30.6%
Total plan assets	100.0%	100.0%	100.0%

Improved financial market conditions resulted in positive investment returns in the pension plans for the year 2004; however, pension assets continued to be lower than actuarial liabilities. The component of other comprehensive income related to additional minimum pension liability decreased $0.1 million and $0.8 million in 2004 and 2003, respectively.

The following table sets forth the significant actuarial assumptions for the United States and Canadian pension plans:

	Net Benefit Obligation		Net Benefit Cost
	2004	2003	2004	2003	2002
Discount rate
U.S. plans	5.8%	6.0%	6.0%	6.8%	7.0%
Canadian plans	6.0%	6.5%	6.5%	6.3%	6.3%
Rate of increase in future compensation levels:
U.S. plans	3.0%	4.0%	4.0%	4.0%	4.0%
Canadian plans	4.5%	4.5%	4.5%	4.5%	4.5%
Expected long-term rate of return on plan assets
U.S. plans	N/A	N/A	8.5%	8.5%	8.5%
Canadian plans	N/A	N/A	7.8%	8.5%	8.5%

The expected long-term rate of return on pension plan assets represents the weighted average asset return for each forecasted asset class return over several market cycles.

The expected future benefit payments for the plans are as follows (in thousands):

	U.S. Plans	Canadian Plans
Expected future benefit payments
2005	$6,150	$1,001
2006	6,472	1,020
2007	6,853	1,050
2008	7,425	1,068
2009	7,988	1,102
2010–2014	48,872	6,467

Postretirement Health Care and Life Insurance Benefits

The Company provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service. The benefit plans are unfunded.

The following table sets forth the unfunded status and the amounts recognized at December 31:

	2004	2003
	(In thousands)
Change in benefit obligation:
Accumulated postretirement benefit obligation at January 1	$28,536	$25,728
Service cost	514	557
Interest cost	1,845	1,723
Benefits paid	(1,376)	(1,310)
Plan amendment	6,112	—
Actuarial loss	236	951
Curtailment loss	1,288	—
Foreign currency exchange rate change	507	887
Accumulated postretirement benefit obligation at December 31	37,662	28,536
Accumulated benefit obligation in excess of plan assets	(37,662)	(28,536)
Unrecognized transition obligation	1,204	1,400
Unrecognized prior service cost	5,978	411
Unrecognized net loss	5,711	5,718
Postretirement liability recognized in consolidated balance sheet	$(24,769)	$(21,007)

	2004	2003	2002
	(In thousands)
Components of net periodic benefit cost:
Service cost	$514	$557	$478
Interest cost	1,845	1,723	1,512
Recognized losses	367	45	91
Recognized prior service cost	237	75	75
Amortization of transition obligation	196	196	196
Net periodic benefit cost	$3,159	$2,596	$2,352

On September 10, 2004, the Company finalized the labor dispute settlement at CF&I which included certain post retirement health benefit enhancements resulting in an amendment to the plan. In addition, 200 members covered by the collective bargaining agreements have accepted the CF&I’s offer for Voluntary Early Retirement which includes unreduced pension benefits. In accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” a curtailment loss of $1.6 million was expensed in 2004 in addition to the net periodic benefit cost of $3.2 million expensed in 2004 as indicated above. See Note 17 to the Consolidated Financial Statements, “Contingencies — Labor Matters — CF&I Labor Dispute Settlement” for a description of benefits offered under the plan amendment and early retirement option.

The 2003 changes in Medicare regulations do not apply to the Company’s postretirement medical benefits because the plan provides only a fixed benefit to retirees.

The discount rate used for the U.S. plans in determining the accumulated postretirement benefit obligation was 5.8% and 6.0% for 2004 and 2003, respectively. The Canadian plan used a discount rate of 6.0%, and 6.5% for 2004 and 2003, respectively.

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation for the U.S. and Canadian plans were 8.5% and 7.5%, respectively, for 2004 and assumed to gradually decline to 4.0% by 2011 for the U.S. plan and 4.7% by 2014 for the Canadian plan, respectively. In subsequent years, the health care trend rates for both countries are assumed to remain constant at 4.0% for the U.S. plan and 4.7% for the Canadian plan. A one-percentage-point change in the assumed health care cost trend rates would have the following effect:

	1 percentage point change
	Increase	Decrease
	(In thousands)
Accumulated postretirement benefit obligation	$1,529	$(1,221)
Service and interest costs	141	(109)

The expected future benefit payments for the plans are as follows (in thousands):

Expected future benefit payments
2005	$2,311
2006	2,363
2007	2,419
2008	2,471
2009	2,544
2010–2014	13,526

Other Employee Benefit Plans

The Company has an unfunded supplemental retirement plan designed to maintain benefits for eligible non-union domestic employees at the plan formula level. The amounts expensed for this plan in 2004, 2003 and 2002 were $242,000, $214,000 and $254,000, respectively. The Company has a similar plan for Canadian employees, and the amounts expensed for this plan in 2004, 2003 and 2002 were $64,000, $52,000 and $148,000, respectively. At December 31, 2004 and 2003, the accumulated benefit obligation for the US supplemental retirement plan was $2.5 million and $2.3 million, respectively. At December 31, 2004 and 2003, the accumulated benefit obligation for the Canadian supplemental retirement plan was $852,000 and $748,000, respectively.

The expected future benefit payments for the supplemental retirement plans are as follows (in thousands):

	U.S. Plans	Canadian Plans
Expected future benefit payments
2005	$127	$70
2006	184	69
2007	188	68
2008	208	68
2009	207	67
2010–2014	1,109	324

The Company has domestic profit participation plans under which it distributes quarterly to eligible employees 5% of its operating income after adjustments for certain non-operating items. The Company also distributes quarterly to eligible Camrose employees profit participation based on a sliding scale of annualized profits. Under both plans, each eligible employee receives a share of the distribution based upon the employee’s base compensation in relation to the total base compensation of all eligible employees of the operating unit. In addition, the Company offers an annual incentive plan to approximately 60 senior managers and officers based upon certain financial and operational performance criteria established for that year. Annual incentive plan participants are not eligible for distributions under the profit participation plans. The Company may modify, amend or terminate the plans, at any time, subject to the terms of various labor agreements. The Company recorded incentive compensation expense under these plans in 2004, 2003 and 2002 of $16.0 million, $0.4 million and $3.8 million, respectively.

The Company has qualified Thrift (401(k)) plans for eligible domestic employees under which the Company matches 50% of the first 4% or 6%, or 100% of the first 3%, depending on location, of the participants’ deferred compensation. The Company’s contribution expense in 2004, 2003 and 2002 was $0.8 million, $0.6 million and $0.8 million, respectively.

12.	Major Customers

Sales to a single customer, related to a significant pipeline contract, were $166.7 million in 2002.

13.	Operating Lease Commitments

At December 31, 2004, the future minimum lease payments under operating leases, primarily for real property, machinery and equipment, are as follows (in thousands):

2005	$5,171
2006	4,782
2007	4,484
2008	4,408
2009	4,381
Beyond	18,521

14.	Related Party Transactions

Stelco, Inc.:

Camrose purchases steel coil and plate under a steel supply agreement with Stelco, Inc. (“Stelco”), a 40% owner of Camrose. Transactions under the agreement are at negotiated market prices. The following table summarizes the transactions between Camrose and Stelco:

	2004	2003	2002
	(In thousands)
Sales to Stelco	$407	$698	$222
Purchases from Stelco	46,400	21,389	12,006
Accounts payable to Stelco at December 31	9,524	3,982	2,722

Under the acquisition agreement for Camrose, either the Company or Stelco may initiate a buy-sell procedure pursuant to which the initiating party establishes a price for Camrose and the other party must either sell its interest at that price or purchase the initiating party’s interest at that price.

Lampros Steel Inc. (and affiliated companies):

The Portland Mill and Columbia Structural Tubing sell product to Lampros Steel Inc. and affiliated companies (“Lampros”). Transactions are at negotiated market prices. The Portland Mill partners with Lampros to sell certain Portland Mill inventory to third parties. CPC is a 50% co-tenant with Lampros in the ownership of a warehouse; which also inclues 50% shares of debt to purchase the warehouse.

The following table summarizes the transactions between the Company and Lampros:

	2004	2003	2002
	(In thousands)
Sales to Lampros	$5,673	$2,394	$1,984
Accounts receivable from Lampros at December 31	422	382	111

Feralloy Corporation:

The Portland Mill sells product to the Feralloy Corporation (“Feralloy”), the 40% owner of OFP. See Note 15 to the Consolidated Financial Statements, “Joint Venture and Adoption of FIN 46R — Consolidation of Variable Interest Entities,” for the relationship between a wholly-owned subsidiary of the Company and Feralloy. In addition, the Chief Executive Officer of Feralloy has been a Director of the Company since 2002.

The following table summarizes the transactions between the Company and Feralloy:

	2004	2003	2002
	(In thousands)
Sales to Feralloy	$2,974	$846	$—
Accounts receivable from Feralloy at December 31	513	22	—

In addition to the above, the Company had a receivable of $2.4 million from Feralloy related to cash management transactions Feralloy has performed while managing the operations of OFP.

15.	Joint Venture and Adoption of FIN 46R — Consolidation of Variable Interest Entities

In June 1999, a wholly-owned subsidiary of the Company and Feralloy formed OFP to construct a temper mill and a cut-to-length (“CTL”) facility (“Facility”) with an annual stated capacity of 300,000 tons to process CTL plate from steel coil produced at the Company’s Portland Mill. The Facility commenced operations in May 2001. The Company has a 60% profit/loss interest and Feralloy, the managing partner, has a 40% profit/loss interest in OFP. Each partner holds 50% voting rights as an owner of OFP. The Company is not required to, nor does it currently anticipate it will, make other contributions of capital to fund operations of OFP. However, the Company is obligated to supply a quantity of steel coil for processing through the Facility of not less than 15,000 tons per month. In the event that the three month rolling average of steel coil actually supplied for processing is less than 15,000 tons and OFP operates at less than breakeven (as defined in the Joint Venture Agreement), then the Company is required to make a payment to OFP at the end of the three-month period equal to the shortfall. At the end of each calendar year, the actual results are compared to the shortfall payment made by the Company to OFP. If the twelve month calculation results in a shortfall payment that is less than the amount paid by the Company then the Company is owed a refund for the difference. The Company did not incur any expense related to a shortfall for the year ended December 31, 2004.

The Company adopted FIN 46R “Consolidation of Variable Interest Entities” on January 1, 2004, which resulted in the consolidation of OFP’s operations. The cumulative impact of the adoption of this accounting standard on retained earnings was zero as the Company believes the fair value of OFP approximated its carrying value. OFP primarily owns land improvements, a building, equipment and other operating assets, all of which are collateral for the $8.5 million bank debt of OFP. The creditors of OFP have no recourse to the general credit of the Company. The financial statement impact was to increase current assets by $1.7 million, increase net property, plant and equipment by $15 million, decrease other assets by $3.5 million, increase current liabilities by $3.4 million, increase long-term debt by $7.5 million (consisting of bank debt) and increase minority interest by $2.3 million.

16.	Concentrations

The Company’s Portland Mill purchases steel slab from a number of foreign producers. Any interruption or reduction in the supply of steel slab may make it difficult or impossible to satisfy customers’ delivery requirements, which could have a material adverse effect on the Company’s results of operations. In 2004, the Company had two major suppliers of steel slab. It is expected that these companies will also be major suppliers of steel slab to the Company in 2005. Any interruption of supply from these suppliers could have a material adverse effect on the Company’s results of operations. Most of the steel slabs the Company purchases are delivered by ship. Any disruption to port operations, including those caused by a labor dispute involving longshoreman or terrorism, could materially impact the supply or the cost of steel slabs, which could have a material adverse effect on the Company’s production, sales levels and profitability.

17.	Contingencies

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

Oregon Steel Division

In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality (“DEQ”) committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Company’s Portland Mill may have affected sediment quality in the Willamette River. Based on preliminary findings, the Company is conducting a full remedial investigation (“RI”), including areas of investigation throughout the Portland Mill, and has committed to implement source control if required. The Company’s best estimate for costs of the RI study is approximately $837,000 over the next two years. Accordingly, the Company has accrued a liability of $837,000 as of December 31, 2004. The Company has also recorded a $837,000 receivable for insurance proceeds that are expected to cover these RI costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI costs as incurred. Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company’s results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs. The Company is unable at this time to determine if the likelihood of an unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.

In a related matter, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency (“EPA”), identifying it, along with 68 other entities, as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to contamination in a portion of the Willamette River that has been designated as the “Portland Harbor Superfund Site.” The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the Portland Harbor Superfund Site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability. At this time, nine private and public entities have signed an Administrative Order on Consent (“AOC”) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Superfund Site under EPA oversight. The RI/FS is expected to be completed in 2008. Although the Company did not sign the original AOC, the Company is a member of the Lower Willamette Group, which is funding that investigation, and the Company signed a Coordination and Cooperation Agreement with the EPA that binds the Company to all terms of the AOC. As a best estimate of the Company’s share of the remaining RI/FS costs, which are expected to be incurred in the next three to four years, the Company has accrued a liability of $980,000 as of December 31, 2004. The Company has also recorded a $980,000 receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred. At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by identified PRPs. In addition, in June 2003, the Company signed a Funding and Participating Agreement whereby the Company, with nine other industrial and municipal parties, agreed to fund a joint effort with federal, state and tribal trustees to study potential natural resource damages in the Portland Harbor. The Company, along with eight of the nine other industrial and municipal parties, withdrew from the agreement, effective October 1, 2004, because of the inability to reach agreement with the trustees with respect to the assessment to be conducted. The Company intends to continue to work with interested parties to assess natural resources damages. The Company estimates its financial commitment in connection with future natural resource damage assessment to be approximately $365,000. Based on this estimate, the Company has accrued a liability of $365,000 as of December 31, 2004. The Company has also recorded a $365,000 receivable for insurance proceeds that are expected to cover these costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these costs as incurred. In connection with these matters, the Company could incur additional costs associated with investigation, remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company’s results of operations. The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA, or natural resource damages and restoration that may be sought by federal, state and tribal natural resource trustees.

In 2003, the wastewater treatment system at the Napa Pipe Mill overflowed on at least two occasions. These overflows are being investigated by several governmental agencies, including the EPA and the Napa County Department of Environmental Management. In connection with these matters, the Company installed a stormwater management system in 2004 and expects to undertake certain additional capital improvements, and may be subject to fines or penalties. Based on currently available information, the Company does not believe these matters will be material to the Company’s results of operations or cash flows.

RMSM Division

In connection with the acquisition of the steelmaking and finishing facilities located at the Pueblo Mill, CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner’s operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I’s estimate of this liability was based on two initial remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist. In 2004, the Company contracted two environmental engineering consultants to conduct remediation investigations of the remaining SWMU’s. The cost estimates provided by the consultants for the SWMU’s, for which remediation work had not already commenced, were $24.0 million and $25.0 million. The Company determined the best estimate was the average of the two studies, or $24.5 million, which was $1.6 million more than previously accrued. At December 31, 2004, there were 61 SWMU’s that still required remediation. At December 31, 2004, the total accrued liability for all remaining SWMU’s was $26.5 million, of which $24.4 million was classified as non-current on the Company’s consolidated balance sheet.

The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action (“Action”) in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the “State Consent Decree”). The State Consent Decree provided for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services, all of which have been paid as of December 31, 2004. CF&I is also required to make certain capital improvements expected to cost approximately $25.8 million, including converting to the new single New Source Performance Standards Subpart AAa (“NSPS AAa”) compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration (“PSD”) air permit. The PSD permit was issued June 21, 2004. CF&I anticipates completing the furnace capital improvements in September 2005.

In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier “grandfather” determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003. In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new single NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25.8 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. As of December 31, 2004, the non-capital expenditures have been paid. Under this settlement and the settlement with the CDPHE, the Company is subject to certain stipulated penalties if it fails to comply with the terms of the settlement. In March 2004, the CDPHE notified CF&I of alleged violations of the State Consent Decree relating to opacity. In June 2004, the CDPHE assessed stipulated penalties of $270,000. On July 26, 2004, CF&I sought judicial review of the determination. At this time, no date for a hearing has been set. In addition to these penalties, the Company may in the future incur additional penalties related to this matter. To date, such penalties have not been material to its results of operations and cash flows; however, the Company cannot be assured that future penalties will not be material.

In response to the CDPHE settlement and subsequent alleged violations and the resolution of the EPA action, CF&I expensed $2.8 million in 2001 and $961,000 in 2004 for possible fines and non-capital related expenditures. As of December 31, 2004, the remaining accrued liability was approximately $1.0 million.

In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. The Title V permit has been modified several times and gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and to a much lesser degree, if necessary, purchasing semi-finished steel (“billets”) for conversion into rod products at spot market prices. Pricing and availability of billets is subject to significant volatility.

In a related matter, in April 2000, the United Steelworkers of America (“Union”) filed suit in the United States District Court in Denver, Colorado, asserting that the Company and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgment regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney’s fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court’s dismissal of the case and remanded the case for further hearing to the District Court. The parties to the above-referenced litigation have negotiated a settlement of the labor dispute and all associated litigation, including this Union suit. As a result, the Union suit was dismissed on August 3, 2004. See “Labor Matters” for a description of the settlement.

Labor Matters

CF&I Labor Dispute Settlement

On January 15, 2004, the Company announced a tentative agreement to settle the labor dispute between the Union and CF&I that had been ongoing since October 1997 and on September 10, 2004, the settlement was finalized and became effective (the “Settlement”). The Settlement resulted in the dismissal of all court actions between CF&I and the Union relating to the labor dispute and environmental matters and the conditional withdrawal of charges by the NLRB. The settlement also included the ratification of new five-year collective bargaining agreements and called for the establishment of a trust and on September 10, 2004, the Rocky Mountain Steel Mills — United Steelworkers of America Back Pay Trust (“Trust”) was established. As part of the tentative settlement the Company had originally planned to issue four million shares of the Company’s common stock to the Trust on behalf of CF&I. On September 10, 2004, the parties agreed instead that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Company’s common stock in an underwritten stock offering.

The Settlement also includes payment by CF&I of: (1) a cash contribution of $2,500 for each beneficiary, a total of $2.5 million and (2) beginning on the effective date of the Settlement, a ten year profit participation obligation (“Back Pay Profit Sharing Obligation” or BPPSO) consisting of 25% of CF&I’s quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3.0 million per year for 2004 through 2008 and $4.0 million per year for 2009 through 2013; these cap amounts are subject to a carryforward/carryback provision described in the Settlement documents. The beneficiaries are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which are effected through the new five-year collective bargaining agreements, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees’ actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 and who do not choose to elect or do not qualify for early retirement, will be immediately eligible to apply for and receive qualified long-term disability (“LTD”) benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes the Company’s agreement to nominate a director designated by the Union on the Company’s board of directors, and to a broad-based neutrality clause for certain of the Company’s facilities in the future.

CF&I Labor Dispute Settlement — Accounting

The Company recorded charges of $31.1 million in 2003 related to the tentative Settlement obligation. The charge consisted of (1) $23.2 million for the value of four million shares of the Company’s common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above. As noted above, on September 10, 2004, the parties agreed that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Company’s common stock in an underwritten stock offering. On September 29, 2004, the public offering price was established at $16.00 per share, and $64.0 million was paid to the Trust in the fourth quarter of 2004. In 2004, the Company recorded a charge of $45.4 million related to the Settlement obligation consisting of (1) $40.8 million for the incremental change in value of the four million shares of the Company’s common stock, (2) $8.9 million in retirement benefits for the 200 employees who accepted the early retirement benefits, which were partially offset by (3) a reduction of $4.3 million of the existing LTD accrual. At December 31, 2004, $1.1 million was accrued for LTD benefits. The reduction in the LTD accrual was primarily attributed to the decrease in the number of eligible beneficiaries as a result of their election to accept the early retirement benefits. Beneficiaries have until September 2005 to claim LTD benefits and this accrual will continue to be adjusted as better claims information becomes available. In 2004, the Company expensed $6.8 million for the BPPSO and related payroll taxes which were classified as selling, general and administrative expenses.

Purchase Commitments

Effective January 8, 1990, the Company entered into an agreement, which was subsequently amended on December 7, 1990 and again on April 3, 1991, to purchase a base amount of oxygen produced from a facility located at the Company’s Portland Mill. The oxygen facility is owned and operated by an independent third party. The agreement expires in August 2011 and specifies that the Company will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at December 31, 2004 was approximately $139,000. See Note 18, “Asset Impairments” for potential costs related to this contract. A similar contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and was subsequently amended on December 15, 1994. The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at December 31, 2004 was $120,000.

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

The CPC loan of $3.5 million as of December 31, 2004 was entered into for an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement. The Company is not a guarantor for CPC’s co-tenant’s share; however, CPC is a co-borrower and is jointly and severally liable in the event of default by the other co-tenant or its respective guarantors. The co-tenant’s share of the loan was $3.5 million as of December 31, 2004. Two owners of the co-tenant are personal guarantors of the entire loan. The Company believes that the co-tenant has sufficient liquidity to pay its share of the loan.

18.	Asset Impairments

In May 2003, the Company shut down its Portland Mill melt shop. The determination to close the melt shop was based on the Company’s ability to obtain steel slab through purchases from suppliers on the open market, and the high energy and raw material costs and the yield losses associated with the inefficient casting technology in use at the Portland Mill. The Company continues to maintain the melt shop in operating condition but is also exploring other alternatives and has contracted with a third party to market the melt shop equipment to suitable buyers.

In connection with the melt shop closure, the Company has determined the value of the related assets to be impaired. Accordingly, in the second quarter of 2003, the Company recorded a pre-tax impairment charge to earnings of $27.0 million for the melt shop and other related assets. Of this impairment charge recognized, $18.3 million represented impairment of fixed assets and $8.4 million pertained to reduction of dedicated stores and operating supplies to net realizable value. Following the impairment charge, the carrying value of the fixed assets was approximately $1.4 million. The fair value of the impaired fixed assets was determined using the Company’s estimate of market prices for similar assets. Associated with the operations of the melt shop is an oxygen purchase contract which cannot be used in current operations and therefore does not provide a current benefit to the Company unless the Company decides to restart the melt shop. In the future, if the Company determines the melt shop will not reopen, or decides to terminate the associated oxygen purchase contract, it will incur an expense for contract termination costs. The Company estimates the cancellation and buyout costs could range from $3.0 million to $5.5 million, depending on negotiation of a settlement. None of the future costs of the contract have been accrued as of December 31, 2004, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” as the Company has not effectively ceased its rights under the contract.

As discussed in Note 17, “Contingencies” above, part of the settlement with the CDPHE and the EPA requires CF&I to install one new electric arc furnace, and thus the two existing furnaces with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. Accordingly, in the second quarter of 2003, the Company recorded a pre-tax impairment charge to earnings of $9.1 million. Of this impairment charge recognized, $8.1 million represented impairment of fixed assets and $1.0 million pertained to reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value following the impairment charge, the carrying value of the fixed assets was zero after the effect of the impairment charge.

19.	Capital Stock

Stock Offering

On October 5, 2004, the Company received funds related to the completed underwritten offering of 8,625,000 shares of common stock at a price to the public of $16.00 per share, which included the underwriters’ over allotment option of 1,125,000 shares. After deducting the underwriting discount of $7.2 million and other expenses of $0.7 million, the net proceeds received from the offering were $130.1 million. Also, on October 5, 2004, the Company paid $64.0 million of the proceeds to the Trust as part of the labor dispute settlement of CF&I.

Common Stock

In connection with the 1993 acquisition of the assets of CF&I, the Company issued 598,400 shares of its common stock on March 31, 2003 to specified creditors of CF&I Steel. At the date of acquisition, the stock was valued at $11.2 million using the Black-Scholes option pricing model.

Stockholder Rights Plan

The Company has issued preferred stock purchase rights (“Rights”) to its common stockholders. The Rights generally become exercisable after a person or group announces a tender offer that would result in that person or group owning 15% or more of the Company’s common stock. In that event, a holder will be entitled to buy from the Company a unit consisting of one one-thousandth of a share of participating preferred stock of the Company at a purchase price of $42. The Rights also become exercisable after a person or group acquires 15% or more of the Company’s outstanding common stock. In that event, each Right, excluding those held by the acquirer, would become exercisable for preferred stock of the Company having a market value equal to twice the exercise price of the Right. Alternatively, if the Company is acquired in a merger or other business combination, each Right, excluding those held by the acquirer, would be exercisable for common stock of the acquirer having a market value equal to twice the exercise price of the Right. The Company may redeem the Rights prior to a change in control at a price of $.001 per Right. The Rights will expire December 22, 2009 if not exercised prior to that date.

Stock Options

The Company maintains a Non-Qualified Stock Option Plan (“Plan”), effective January 1, 2000. As of December 31, 2004, the Company has granted options to purchase 923,000 shares to certain senior management employees under the provisions of the Plan. The exercise price is the fair value per share on the date of grant. The term of each option is 10 years from grant date. Depending upon the particular grant, options vest under one of two schedules: 1) One-half of the options granted vest immediately upon the grant, and the remaining one-half vest ratably over a three-year period or, 2) options vest ratably over a three-year period starting with the first year anniversary after the grant date. At December 31, 2004, there were 77,000 shares reserved for future issuance under the Plan.

The Company also maintains a Non-Employee Director Stock Option Plan (“Director Plan”), effective April 26, 2002. As of December 31, 2004, the Company has granted options to purchase 60,000 shares of its common stock to individuals who are Non-Employee Directors under the provisions of the Director Plan at fair market value on the date of the grant. Options vest over a three year annual graded schedule from their grant date and expire no later than ten years from the date of the grant. At December 31, 2004, there were 90,000 shares reserved for future issuance under the Director Plan.

A summary of option activity is as follows:

	2004		2003		2002
Options Outstanding	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	595,200	$3.79	628,900	$3.83	599,900	$3.64
New Grants	319,000	8.04	12,000	2.33	32,000	7.25
Exercised	(274,834)	3.42	(9,416)	1.94	(3,000)	1.94
Terminated	(4,898)	3.95	(36,284)	4.40	—	—
Outstanding at end of period	634,468	6.09	595,200	3.79	628,900	3.83
Outstanding but not exercisable	(337,672)	7.88	(97,906)	4.73	(181,193)	4.26
Exercisable at end of period	296,796	$4.05	497,294	$3.61	447,707	$3.66

The estimated fair value as of grant date of options granted in 2004, 2003 and 2002, using the Black-Scholes option pricing model, was as follows:

	2004	2003	2002
The weighted average fair value of options granted during the year per share	$5.66	$1.65	$4.72
Assumptions:
Annualized Dividend Yield	0%	0%	0%
Common Stock Price Volatility	71.5%	73.8%	64.4%
Risk-Free Rate of Return	4.1%	3.5%	4.9%
Expected option term (in years)	7	7	7

A summary of options outstanding at December 31, 2004, was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$0.01 to $2.00	57,000	5.82	$1.94	57,000	$1.94
$2.01 to $4.00	127,818	6.80	$3.66	119,818	$3.75
$4.01 to $6.00	99,400	6.31	$4.97	99,400	$4.97
$6.01 to $8.00	31,250	7.32	$7.25	20,578	$7.25
$8.01 to $10.00	319,000	9.33	$8.04	—	$8.04
	634,468			296,796

20.	Sales of Subsidiary’s Common Stock

In 1994, New CF&I sold a 10% equity interest to a subsidiary of Nippon Steel Corporation (“Nippon”). In connection with the sale, New CF&I and the Company entered into a stockholders’ agreement with Nippon pursuant to which Nippon was granted a right to sell all, but not less than all, of its equity interest in New CF&I back to New CF&I at the then fair market value in certain circumstances. Those circumstances include, among other things, a change of control, as defined, in New CF&I, certain changes involving the composition of the board of directors of New CF&I, and the occurrence of certain other events that are within the control of New CF&I or the Company. The Company also agreed not to transfer voting control of New CF&I to a non-affiliate except in those circumstances where Nippon is offered the opportunity to sell its interest in New CF&I to the transferee at the same per share price obtained by the Company. New CF&I retains a right of first refusal in the event that Nippon desires to transfer its interest in New CF&I to a non-affiliate. During 1995, the Company sold a 3% equity interest in New CF&I to the Nissho Iwai Group under substantially the same terms and conditions of the Nippon transaction. The Company believes that it is not probable that the conditions that would permit a subsidiary stock redemption will occur.

21.	Assets Held for Sale

In July 2004, the Company idled the Napa Pipe Mill. In 2004, the Company announced the permanent closure of the Napa Pipe Mill and has engaged with third parties to market the pipe mill equipment and real estate. The assets held consist of land, buildings and machinery and equipment with net book value balances of $9.5 million, $3.3 million and $15.6 million, respectively. The liabilities related to assets held for sale of $1.2 million consist of environmental reserves. The Company believes the market value for these assets are in excess of book value at December 31, 2004 and that the assets will be sold within the next twelve months.

22.	Subsequent Events

On February 14, 2005, Camrose amended its existing loan agreement with the Canadian bank to include a temporary credit facility for an additional CDN $10.0 million. Any amounts drawn on the temporary credit facility will bear interest at the prime rate and will have to be repaid by July 31, 2005. All other terms of the temporary credit facility are consistent with the original credit facility.

Explanatory Note: The Consolidated Financial Statements and Notes to Consolidated Financial Statements of New CF&I, Inc. and CF&I Steel, L.P. are included pursuant to Rule 3-10(a)(1) of Regulation S-X. New CF&I, Inc. and CF&I Steel, L.P. are not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, but have previously filed periodic reports as voluntary filers. New CF&I, Inc. and CF&I Steel, L.P. have each filed a Form 15 dated March 15, 2005 with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
New CF&I, Inc.:

We have audited the accompanying consolidated balance sheets of New CF&I, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ deficit and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New CF&I, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Portland, Oregon
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Of New CF&I, Inc.:

In our opinion, the consolidated financial statements listed in the index under Item 15(a)(vii) present fairly, in all material respects, the results of operations and cash flows of New CF&I, Inc. and its subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Portland, OR
March 3, 2003

NEW CF&I, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share and share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1	$5
Trade accounts receivable, less allowance for doubtful accounts of $1,083 and $361	46,643	39,097
Inventories	70,940	35,028
Deferred income taxes	3,610	3,396
Other	3,376	1,754
Total current assets	124,570	79,280
Property, plant and equipment:
Land and improvements	3,301	3,225
Buildings	19,836	19,852
Machinery and equipment	273,126	270,772
Construction in progress	7,702	6,030
	303,965	299,879
Accumulated depreciation	(149,595)	(137,622)
Net property, plant and equipment	154,370	162,257
Intangibles, net	32,481	11,803
Non-current deferred income taxes	52,790	37,766
Minority interests	7,136	6,969
TOTAL ASSETS	$371,347	$298,075

LIABILITIES
Current liabilities:
Accounts payable	$40,413	$21,988
Accrued expenses	28,171	21,363
Total current liabilities	68,584	43,351
Long-term debt — Oregon Steel Mills, Inc.	288,730	276,359
Environmental liability	25,596	24,885
Deferred employee benefits	46,467	27,659
Total liabilities	429,377	372,254
Redeemable common stock, 26 shares issued and outstanding (Note 10)	21,840	21,840
Commitments and contingencies (Note 11)

STOCKHOLDERS’ DEFICIT
Common stock, par value $1 per share, 1,000 shares authorized; 200 shares issued and outstanding	1	1
Additional paid-in capital	16,603	16,603
Accumulated deficit	(92,802)	(108,423)
Accumulated other comprehensive loss:
Minimum pension liability	(3,672)	(4,200)
Total stockholders’ deficit	(79,870)	(96,019)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$371,347	$298,075

NEW CF&I, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Sales:
Product sales	$471,823	$340,658	$315,448
Freight	15,834	15,274	14,259
	487,657	355,932	329,707
Costs and expenses:
Cost of sales	387,964	335,815	275,378
Fixed and other asset impairment charges (Note 12)	—	9,157	—
Labor dispute settlement charges (Note 11)	45,352	31,089	—
Selling, general and administrative expenses	24,472	17,490	20,404
Incentive compensation	5,090	—	1,561
Loss (gain) on disposal of assets	699	(2,155)	(1,108)
	463,577	391,396	296,235
Operating income (loss)	24,080	(35,464)	33,472
Other income (expense):
Interest expense	(24,409)	(24,087)	(25,393)
Minority interests	191	2,567	(392)
Other income (expense)	248	(52)	862
Income (loss) before income taxes	110	(57,036)	8,549
Income tax benefit (expense)	15,511	3,821	(4,117)
Net income (loss) before cumulative effect of change in accounting principle	15,621	(53,215)	4,432
Cumulative effect of change in accounting principle, net of tax, net of minority interest	—	—	(19,070)
Net income (loss)	$15,621	$(53,215)	$(14,638)

The accompanying notes are an integral part of the consolidated financial statements.

NEW CF&I, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
AND COMPREHENSIVE INCOME
(In thousands except shares)

	Common Stock		Additional Paid-in	Accumulated	Accumulated
	Shares	Amount	Capital	Deficit	Income/(loss)	Total
Balances, December 31, 2001	200	$1	$16,603	$(40,570)	$(1,520)	$(25,486)
Net loss	—	—	—	(14,638)	—	(14,638)
Minimum pension liability	—	—	—	—	(1,971)	(1,971)
Comprehensive loss	—	—	—	—	—	(16,609)
Balances, December 31, 2002	200	1	16,603	(55,208)	(3,491)	(42,095)
Net loss	—	—	—	(53,215)	—	(53,215)
Minimum pension liability	—	—	—	—	(709)	(709)
Comprehensive loss	—	—	—	—	—	(53,924)
Balances, December 31, 2003	200	1	16,603	(108,423)	(4,200)	(96,019)
Net income	—	—	—	15,621	—	15,621
Minimum pension liability	—	—	—	—	528	528
Comprehensive income	—	—	—	—	—	16,149
Balances, December 31, 2004	200	$1	$16,603	$(92,802)	$(3,672)	$(79,870)

The accompanying notes are an integral part of the consolidated financial statements.

NEW CF&I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$15,621	$(53,215)	$(14,638)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Fixed and other asset impairment charges (Note 12)	—	9,157	—
Labor dispute settlement charges (Note 11)	—	31,089	—
Depreciation and amortization	19,232	18,689	18,631
Cumulative effect of change in accounting principle net of tax and minority interest	—	—	19,070
Deferred income taxes	(15,238)	(3,535)	2,070
Minority interests	(167)	(2,567)	392
Loss (gain) on disposal of assets	699	(2,155)	(1,108)
Other, net	(1,748)	(3,628)	(1,247)
Changes in assets and liabilities:
Trade accounts receivable	(7,546)	(3,025)	8,086
Inventories	(35,912)	10,142	(10,046)
Accounts payable	18,425	(778)	2,759
Accrued expenses	6,808	34	2,598
Other	(1,622)	342	(2,535)
Net cash provided (used) by operating activities	(1,448)	550	24,032
Cash flows from investing activities:
Additions to property, plant and equipment	(11,393)	(11,648)	(8,562)
Proceeds from disposal of assets	466	2,838	1,402
Net cash used by investing activities	(10,927)	(8,810)	(7,160)
Cash flows from financing activities:
Borrowings from Oregon Steel Mills, Inc.	262,006	148,792	137,163
Payments to Oregon Steel Mills, Inc.	(249,635)	(140,816)	(139,213)
Payment of long-term debt	—	—	(14,536)
Net cash provided (used) by financing activities	12,371	7,976	(16,586)
Net increase (decrease) in cash and cash equivalents	(4)	(284)	286
Cash and cash equivalents at the beginning of year	5	289	3
Cash and cash equivalents at the end of year	$1	$5	$289
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$24,628	$24,478	$26,085

See Notes 9 and 11 for a description of the pension plan amendment for which the Company recorded a pension intangible and offsetting pension liability of approximately $21.2 million.

The accompanying notes are an integral part of the consolidated financial statements.

NEW CF&I, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

New CF&I, Inc. and subsidiaries (“New CF&I”) manufacture various specialty and commodity steel products at its steelmaking and finishing facilities in Pueblo, Colorado (“Pueblo Mill”). Principal markets are steel service centers, steel fabricators, railroads, oil and gas producers and distributors, and other industrial concerns, primarily in the United States west of the Mississippi River.

New CF&I was incorporated in the State of Delaware on May 5, 1992, as a wholly owned subsidiary of Oregon Steel Mills, Inc. (“Oregon Steel”).

On March 3, 1993, New CF&I (1) issued 100 shares of common stock to Oregon Steel for $22.2 million in certain consideration and, (2) as the general partner, acquired for $22.2 million a 95.2% interest in a newly formed limited partnership, CF&I Steel, L.P. (“CF&I”). The remaining 4.8% interest was acquired by the Pension Benefit Guaranty Corporation (“PBGC”) as a limited partner. On October 1, 1997, Oregon Steel purchased PBGC’s limited partnership interest in CF&I, and subsequently sold 0.5% to another shareholder in New CF&I.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the 95.2% interest in CF&I and the Colorado and Wyoming Railway Company (“C&W”), a wholly owned subsidiary. All significant intercompany transactions and account balances have been eliminated.

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

Revenue Recognition

New CF&I recognizes revenues when title passes, the earnings process is substantially complete, and New CF&I is reasonably assured of the collection of the proceeds from the exchange, all of which generally occur upon shipment of New CF&I’s products or delivering of the product at the destination specified by customer.

Concentrations of Credit Risk

Financial instruments that potentially subject New CF&I to concentrations of credit risk consist principally of trade receivables. New CF&I believes that risk of loss on its trade receivables is reduced by ongoing credit evaluation of customer financial condition and requirements for collateral, such as letters of credit and bank guarantees.

Inventories

New CF&I’s inventory consists of raw materials, semi-finished, finished products and operating stores and supplies. At December 31, 2004, inventory was approximately $70.9 million. As of December 31, 2004, New CF&I had recorded no accruals for lower of manufacturing cost or market (LCM) charges. The LCM accrual as of December 31, 2003, was $0.7 million. Manufacturing cost is determined using the average cost method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, including interest capitalized during construction of $476,900, $529,600, and $164,600 in 2004, 2003 and 2002, respectively. Depreciation is determined using principally the straight-line and the units of production methods over the estimated useful lives of the assets. The original cost of machinery, which is being depreciated using the units of production method, is approximately $35.0 million. Total finished goods production for the years ended 2004, 2003, and 2002 were 851,000 tons, 894,000 tons, and 852,000 tons, respectively. The estimated useful lives of most of New CF&I’s operating machinery and equipment are from 15 to 20 years. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Major maintenance and repair expenses for 2004, 2003, and 2002 were $28.3 million, $28.9 million, and $26.3 million, respectively. Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in results of operations.

Intangible Assets

Intangible assets consisted of proprietary technology, water rights and pension-related intangibles at CF&I, presented at cost, net of accumulated amortization. The proprietary technology is amortized over the estimated useful life of fifteen years using the straight-line method. The water rights are considered indefinite lived and not amortized.

Impairment of Long-Lived Assets

When events or circumstances indicate the carrying value of a long-lived asset may be impaired, New CF&I uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset’s net book value, New CF&I then considers estimated fair market value versus carrying value in determining any potential impairment. Impairment charges of $9.1 million were recorded in the second quarter of 2003 related to the impairment of a furnace and other assets at the Pueblo Mill, as discussed in Note 12 of the New CF&I consolidated financial statements, “Asset Impairments.”

Income Taxes

Deferred income taxes are provided for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when it is estimated to be more likely than not that some portion of the deferred tax assets will not be realized. Income taxes are allocated in accordance with a tax allocation agreement between Oregon Steel and New CF&I. A consolidated tax return is filed by Oregon Steel.

Derivative Financial Instruments

Effective January 1, 2001, New CF&I adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivative instruments be recorded on the balance sheet at fair value. The adoption of SFAS No. 133 did not have a material effect on New CF&I’s results of operations or its financial position. New CF&I did not have any derivative financial instruments outstanding at the time of adoption. See disclosure regarding financial instruments in Note 7 of the New CF&I consolidated financial statements, “Fair Value of Financial Instruments.”

Segment Reporting

In accordance with the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” New CF&I operates in a single reportable segment, the steel industry. All of the products of New CF&I are steel products in finished or semi-finished form. Production is the standard “minimill” process where electric arc furnaces are used to melt raw material and other metallics. Liquid steel is cast and cooled, then reheated for additional forming. New CF&I markets and sells the majority of its products through its own sales organization to customers primarily in the transportation, construction, or oil and gas industries. New CF&I distributes product to various locations in the United States, Canada and Mexico, and as appropriate, through foreign sales agents.

Shipping and Handling Cost

All shipping costs billed to customers is recorded as revenue with the related cost being recorded under cost of sales. Internal handling costs incurred to store, move, or prepare goods for shipments are recorded under Selling, General, and Administrative expenses. For the years of 2004, 2003, and 2002, internal handling costs were $2.8 million, $3.0 million and $3.0 million, respectively.

Reclassifications

Certain reclassifications have been made in prior years to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

New Accounting Pronouncements

In January 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46R”) which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after March 31, 2004. Since no variable interest entities have been created since January 31, 2003, and New CF&I has no existing variable interest entities created prior to this date, the application of FIN 46R had no effect on New CF&I’s financial position and results of operations at December 31, 2003.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, and Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends ARB 43, Chapter 4, to clarify that the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. New CF&I is in the process of assessing the impact of adopting this new standard.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” The guidance in Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. New CF&I does not believe that the adoption of SFAS No. 153 will have a material impact on the Consolidated Financial Statements.

3.	Inventories

Inventories were as follows at December 31:

	2004	2003
	(In thousands)
Raw materials	$19,750	$5,183
Semi-finished product	26,226	5,683
Finished product	13,504	12,916
Stores and operating supplies	11,460	11,246
Total inventories	$70,940	$35,028

4.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2004	2003
	(In thousands)
Accrued payroll and benefits	$7,811	7,078
Accrued environmental	3,131	3,918
Accrued labor dispute settlement	—	2,500
Accrued property taxes	2,033	2,800
Accrued expenses and product claims	504	2,236
Accrued profit participation	2,116	—
Accrued defined benefit plan and post-retirement obligations	7,890	606
Accrued back pay profit sharing obligation and related payroll taxes	3,508	—
Other	1,178	2,225
Total accrued expenses	$28,171	$21,363

5.	Debt, Financing Arrangements and Liquidity

Borrowing requirements for capital expenditures and working capital have been provided through three revolving loans from Oregon Steel to CF&I. The loans include interest on the daily amount outstanding, paid monthly, at the rate of 10.65% per annum. The principal is due on demand or on December 31, 2006 if no demand is made.

At December 31, 2004 principal payments on long-term debt were due as follows (in thousands):

2006	$288,730

Oregon Steel is not required to provide financing to CF&I and, although the demand for repayment of the obligation is not expected during 2005, Oregon Steel may demand repayment of the loans at any time. If Oregon Steel were to demand repayment of the loans, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loans or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.

6.	Goodwill and Intangible Assets

Effective January 1, 2002, New CF&I adopted SFAS No.142, “Goodwill and Other Intangible Assets.” As part of this adoption, New CF&I ceased amortizing all goodwill and assessed goodwill for possible impairment. As required under the transitional accounting provisions of SFAS No. 142, New CF&I completed the steps required to identify and measure goodwill impairment at each reporting unit. The reporting units were measured for impairment by comparing implied fair value of the reporting units’ goodwill with the carrying amount of the goodwill. As a result, the entire goodwill at CF&I was written off in the amount of $31.9 million, and a net charge of $18.0 million (after tax and minority interest) was recognized as a cumulative effect of a change in accounting principle during the first quarter of 2002. Historical earnings and applying an earnings multiple resulted in the identification of an impairment that was recognized. The implementation of SFAS No. 142 required the use of judgments, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS No. 142, New CF&I had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment.

Additionally, pursuant to SFAS No. 142, New CF&I completed its reassessment of finite and indefinite intangible asset lives, which consists of proprietary technology and water rights. Based on this reassessment, no adjustment was needed on the proprietary technology or the water rights. New CF&I does not have any other acquired intangible assets, whether finite or indefinite lived assets, but does carry certain pension-related intangibles.

The carrying amount of intangible assets and the associated amortization expenses are as follows:

	As of December 31, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Pension-related intangibles(1)	N/A	N/A	$21,186	N/A	N/A	$—
SFAS No. 142 Intangible Assets:
Water rights	11,024	(502)	10,522	11,523	(565)	10,958
Proprietary technology(2)	1,753	(980)	773	1,653	(808)	845
	$12,777	$(1,482)	$11,295	$13,176	$(1,373)	$11,803

Aggregate Amortization Expense:	2004	2003	2002
For the year ended	$131	$116	$122

The amortization expense for each of the next five years related to intangible assets is expected to be approximately $0.1 million.

(1)	In 2004, New CF&I recorded a pension intangible related to a pension plan amendment. See Notes 9 and 11 to the New CF&I consolidated financial statements for additional details.

(2)	Weighted average amortization period is fifteen years.

7.	Fair Value of Financial Instruments

The estimated fair value of New CF&I’s financial instruments at December 31 were as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$1	$1	$5	$5

The carrying amount of cash and cash equivalents approximate fair value due to their short maturity. Disclosure of the fair value of related party obligations is, by nature of the obligation, not deemed practicable given the related party nature.

8.	Income Taxes

The income tax benefit (expense) consisted of the following:

	2004	2003	2002
	(In thousands)
Current:
Federal	$—	$768	$(738)
State	(66)	(10)	(119)
	(66)	758	(857)
Deferred:
Federal	16,684	5,918	(1,684)
State	(1,107)	(2,855)	(1,576)
	15,577	3,063	(3,260)
Income tax benefit (expense)	$15,511	$3,821	$(4,117)

A reconciliation of the statutory benefit (tax) rate to the effective benefit (tax) rate on income (loss) before income taxes is as follows:

	2004	2003	2002
U.S. statutory income benefit (tax) rate	(35.0)%	35.0%	(35.0)%
State taxes, net	(693.0)	(0.3)	(12.1)
Permanent differences	325.9	0.1	0.1
Change in valuation allowance — federal	14,587.7	(28.1)	—
Other	(74.7)	—	(1.2)
	14,110.9%	6.7%	(48.2)%

The current and noncurrent components of the net deferred tax assets at December 31 were as follows:

	2004	2003
	(In thousands)
Net current deferred tax asset:
Assets:
Inventories	$683	$833
Accrued expenses	2,283	1,721
Allowance for doubtful accounts	644	842
Net current deferred tax asset	$3,610	$3,396
Net noncurrent deferred tax asset:
Assets:
State tax credits	$2,499	$2,192
Environmental liability	12,810	13,144
Net operating loss carryforward	71,256	63,191
Pension minimum liability adjustment	2,421	2,759
Deferred liabilities	—	11,498
Other	10,270	8,907
	99,256	101,691
Valuation allowance	(7,987)	(22,966)
	91,269	78,725
Liabilities:
Property, plant and equipment	38,479	40,959
	38,479	40,959
Net noncurrent deferred tax asset	$52,790	$37,766

At December 31, 2004 and 2003, New CF&I included in accounts payable amounts due from Oregon Steel of $61,000 and $1,000, respectively, related to income taxes.

At December 31, 2004, New CF&I had state tax credits of $2.5 million related to enterprise zone credits for eligible completed capital projects, expiring 2006 through 2016.

At December 31, 2004, New CF&I had $185.6 million in federal net operating loss carryforwards expiring in 2010 through 2024. In addition, New CF&I has $182.1 million in state net operating loss carryforwards expiring in 2005 through 2024.

Oregon Steel files its income tax return as part of a consolidated group, for which a formal tax allocation agreement exists. As a subsidiary of Oregon Steel, New CF&I is included in the consolidated group and thus does not file a separate tax return. Under the terms of the tax allocation agreement, each subsidiary of Oregon Steel is required to compute its separate tax liability as if it had filed a separate tax return and pay such amount to Oregon Steel. Also, each subsidiary will be compensated by Oregon Steel to the extent that tax benefits generated by the subsidiary provided a benefit on a consolidated basis. On this basis, New CF&I computes its stand alone tax assets and liabilities, and reflects such balances in its consolidated balance sheets.

New CF&I maintained a valuation allowance of $8.0 million and $23.0 million at December 31, 2004 and 2003, respectively, for federal and state net operating loss carryforwards, alternative minimum tax credits and state tax credit carryforwards. The valuation allowance decreased by $15.0 million from 2003 to 2004, and increased by $17.8 million from 2002 to 2003. SFAS No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carryforwards, alternative minimum tax credits and state tax credit carryforwards be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not;” otherwise, a valuation allowance is required to be recorded. Based on this guidance, New CF&I reduced its valuation allowance in 2004, but continued to maintain a valuation allowance at the end of 2004 due to uncertainties regarding the realization of certain deferred tax assets. New CF&I will continue to reevaluate the need for a valuation allowance in the future. As part of its realizability analysis, New CF&I factors in the tax situation of the entire Oregon Steel consolidated group. Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowance in the future. As of December 31, 2004 the only significant valuation allowance relates to State of Colorado net operating losses and credits.

9.	Employee Benefit Plans

Pension Plans

New CF&I has noncontributory defined benefit retirement plans covering all eligible employees. The plans provide benefits based on participants’ years of service and compensation. New CF&I funds at least the minimum annual contribution required by ERISA.

The following table sets forth the funded status of the plans and the amounts recognized as of December 31:

	2004	2003
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at January 1	$37,913	$29,807
Service cost	2,141	2,145
Interest cost	2,699	1,972
Amendments	22,890	—
Benefits paid	(1,702)	(1,206)
Actuarial loss	1,209	5,195
Curtailment loss	(81)	—
Special termination benefits	6,238	—
Projected benefit obligation at December 31	71,307	37,913

	2004	2003
	(In thousands)
Change in plan assets:
Fair value of plan assets at January 1	21,469	18,083
Actual return on plan assets	3,087	4,592
Company contribution	4,817	—
Benefits paid	(1,702)	(1,206)
Fair value of plan assets at December 31	27,671	21,469
Projected benefit obligation in excess of plan assets	(43,636)	(16,444)
Unrecognized prior service cost	21,186	—
Unrecognized net loss	8,552	9,137
Net amount recognized	(13,898)	(7,307)
Intangible asset	21,186	—
Minimum liability	(27,557)	(7,261)
Net pension liability recognized in consolidated balance sheet	$(20,269)	$(14,568)

	2004	2003	2002
	(In thousands)
Components of net periodic benefit cost:
Service cost	$2,141	$2,145	$1,762
Interest cost	2,699	1,972	1,796
Expected return on plan assets	(1,865)	(1,570)	(1,349)
Amortization of unrecognized prior service cost	609	—	—
Recognized losses	491	510	143
Net periodic benefit cost	$4,075	$3,057	$2,352

On September 10, 2004, CF&I finalized the labor dispute settlement, which included certain pension enhancements resulting in an amendment to the plan. In addition, 200 members covered by the collective bargaining agreements have accepted CF&I’s offer for Voluntary Early Retirement, which includes unreduced pension benefits. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” special termination benefits of $6.2 million and a curtailment loss of $1.1 million were expensed in 2004 in addition to the net period benefit cost of $4.1 million expensed in 2004 as indicated above. See Note 11, “Contingencies — Labor Matters — CF&I Labor Dispute Settlement” for a description of benefits offered under the plan amendment and early retirement option.

The accumulated benefit obligation as of December 31, 2004 and 2003 was $69.1 million and $36.0 million, respectively. There is no minimum employer contribution for 2004 due in 2005; however, New CF&I has accrued $6.75 million as a short-term liability as its estimate for 2005 contributions.

Assets are invested to maximize returns and minimize the risk to the participants in the plans. This strategy also involves monitoring investment portfolios to ensure appropriate diversification of assets and performance. New CF&I has established targeted asset allocations for the portfolios. These targets do not represent strict requirements, but are intended as general guidelines. The plans do not invest in securities of Oregon Steel.

Plan assets are invested as follows as of December 31 (pension plans’ measurement date):

	Target	2004	2003
Information about plan assets:
Cash	0.0%	1.3%	0.0%
U.S. equity funds	48.0%	52.7%	48.2%
Non-U.S. Equity funds	12.0%	14.1%	14.9%
Fixed income securities	5.0%	4.0%	17.0%
Real estate funds	10.0%	7.7%	8.8%
Absolute return strategy funds	18.5%	14.6%	11.1%
Real return strategy funds	6.5%	5.6%	0.0%
Total plan assets	100.0%	100.0%	100.0%

Improved financial market conditions resulted in positive investment returns in the pension plans for the year 2004; however, pension assets continued to be lower than actuarial liabilities. The component of other comprehensive income related to additional minimum pension liability decreased $0.5 million and increased $0.7 million in 2004 and 2003, respectively.

The following table sets forth the significant actuarial assumptions for the pension plans:

	Net Benefit Obligation		Net Benefit Cost
	2004	2003	2004	2003	2002
Discount rate	5.8%	6.0%	6.0%	6.8%	7.0%
Rate of increase in future compensation levels:	3.0%	4.0%	4.0%	4.0%	4.0%
Expected long-term rate of return on plan assets	N/A	N/A	8.5%	8.5%	8.5%

The expected long-term rate of return on pension plan assets represents the weighted average asset return for each forecasted asset class return over several market cycles.

The expected future benefit payments for the plan are as follows (in thousands):

Expected future benefit payments
2005	$3,362
2006	3,484
2007	3,626
2008	3,892
2009	4,227
2010–2014	26,550

Postretirement Health Care and Life Insurance Benefits

New CF&I provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service. The benefit plans are unfunded.

The following table sets forth the unfunded status and the amounts recognized at December 31:

	2004	2003
	(In thousands)
Change in benefit obligation:
Accumulated postretirement benefit obligation at January 1	$13,777	$12,520
Service cost	162	161
Interest cost	943	819
Benefits paid	(629)	(608)
Plan amendment	6,112	—
Actuarial loss	189	885
Curtailment loss	1,288	—
Accumulated postretirement benefit obligation at December 31	$21,842	$13,777
Accumulated benefit obligation in excess of plan assets	$(21,842)	$(13,777)
Unrecognized prior service cost	5,960	389
Unrecognized net loss	4,106	4,253
Postretirement liability recognized in consolidated balance sheet	$(11,776)	$(9,135)

	2004	2003	2002
	(In thousands)
Components of net periodic benefit cost:
Service cost	$162	$161	$118
Interest cost	943	819	705
Recognized losses	336	275	97
Recognized prior service cost	233	71	71
Net periodic benefit cost	$1,674	$1,326	$991

On September 10, 2004, CF&I finalized the labor dispute settlement, which included certain post retirement health benefit enhancements resulting in an amendment to the plan. In addition, 200 members covered by the collective bargaining agreement have accepted CF&I’s offer for Voluntary Early Retirement, which includes unreduced pension benefits. In accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” a curtailment loss of $1.6 million was expensed in addition to the net periodic benefit cost of $1.7 million expensed in 2004 as indicated above. See Note 11, “Contingencies — Labor Matters — CF&I Labor Dispute Settlement” for a description of benefits offered under the plan amendment and early retirement option.

The 2004 changes in Medicare regulations do not apply to New CF&I’s postretirement medical benefits because the plan provides only a fixed benefit to retirees.

The discount rate used for the plans in determining the accumulated postretirement benefit obligation was 5.8% and 6.0% for 2004 and 2003, respectively. The benefits of these plans are not subject to health care cost trend rates.

The expected future benefit payments for the plan are as follows (in thousands):

Expected future benefit payments
2005	$1,447
2006	1,466
2007	1,495
2008	1,523
2009	1,573
2010–2014	8,381

Other Employee Benefit Plans

New CF&I has a profit participation plan under which it distributes quarterly to eligible employees 5% of its operating income after adjustments for certain non-operating items. Each eligible employee receives a share of the distribution based upon the level of the eligible employee’s base compensation compared with the total base compensation of all eligible employees. In addition, New CF&I has an annual incentive plan for certain managers based upon certain financial and operational performance criteria established for that year. Annual incentive plan participants are not eligible for distributions under the profit participation plan. New CF&I may modify, amend or terminate the plans at any time, subject to the terms of the various collective bargaining agreements. New CF&I recorded incentive compensation expense under these plans in 2004 and 2002 of $5.1 million and $1.6 million, respectively.

New CF&I has qualified Thrift (401(k)) plans for eligible employees under which New CF&I matches, depending on the plan, 50% of the first 4%, or 100% of the first 3% of the participants’ deferred compensation. New CF&I’s contribution expense in 2004, 2003 and 2002 was $133,000, $343,000, and $350,000, respectively.

10.	Sales of Redeemable Common Stock

In June 1994, the Board of Directors approved an increase in New CF&I’s authorized $1 par value common stock from 100 to 1,000 shares. In August 1994, New CF&I sold a 10% equity interest to a subsidiary of Nippon Steel Corporation (“Nippon”). On November 15, 1995, a 74% stock dividend was declared, increasing Oregon Steel’s holding of Oregon Steel’s common stock to 174 shares.

In connection with the sale, New CF&I and Oregon Steel entered into a stockholders’ agreement with Nippon pursuant to which Nippon was granted a right to sell, in certain circumstances, all, but not less than all, of its equity interest in New CF&I back to New CF&I at the then fair market value. Those circumstances include, among other things, a change of control, as defined, in New CF&I, certain changes involving the composition of New CF&I’s board of directors, and the occurrence of certain other events that are within the control of New CF&I or Oregon Steel. Oregon Steel also agreed not to transfer voting control of New CF&I to a nonaffiliate except in those circumstances where Nippon is offered the opportunity to sell its interest in New CF&I to the transferee at the same per share price obtained by Oregon Steel. New CF&I retains a right of first refusal in the event that Nippon desires to transfer its interest in New CF&I to a nonaffiliate. During 1995, Oregon Steel sold a 3% equity interest in New CF&I to the Nissho Iwai Group (“Nissho Iwai”) under substantially the same terms and conditions of the Nippon transaction. New CF&I believes that it is not probable that the conditions which would permit a stock redemption will occur.

11.	Contingencies

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

In connection with the acquisition of the steelmaking and finishing facilities located at the Pueblo Mill, CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner’s operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I’s estimate of this liability was based on two initial remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist. In 2004, CF&I contracted two environmental engineering consultants to conduct remediation investigations of the remaining SWMU’s. The cost estimates provided by the consultants for the SWMU’s, for which remediation work had not already commenced, were $24.0 million and $25.0 million. CF&I determined the best estimate was the average of the two studies, or $24.5 million, which was $1.6 million more than previously accrued. At December 31, 2004, there were 61 SWMU’s that still required remediation. At December 31, 2004, the total accrued liability for all remaining SWMU’s was $26.5 million, of which $24.4 million was classified as non-current on New CF&I’s consolidated balance sheet.

The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action (“Action”) in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the “State Consent Decree”). The State Consent Decree provided for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services, all of which have been paid as of December 31, 2004. CF&I is also required to make certain capital improvements expected to cost approximately $25.8 million, including converting to the new single New Source Performance Standards Subpart AAa (“NSPS AAa”) compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration (“PSD”) air permit. The PSD permit was issued June 21, 2004. CF&I anticipates completing the furnace capital improvements in September 2005.

In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier “grandfather” determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003. In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new single NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25.8 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. As of December 31, 2004, the non-capital expenditures have been paid. Under this settlement and the settlement with the CDPHE, CF&I is subject to certain stipulated penalties if it fails to comply with the terms of the settlement. In March 2004, the CDPHE notified CF&I of alleged violations of the State Consent Decree relating to opacity. In June 2004, the CDPHE assessed stipulated penalties of $270,000. On July 26, 2004, CF&I sought judicial review of the determination. At this time, no date for a hearing has been set. In addition to these penalties, CF&I may in the future incur additional penalties related to this matter. To date, such penalties have not been material to its results of operations and cash flows; however, CF&I cannot be assured that future penalties will not be material.

In response to the CDPHE settlement and subsequent alleged violations and the resolution of the EPA action, CF&I expensed $2.8 million in 2001 and $961,000 in 2004 for possible fines and non-capital related expenditures. As of December 31, 2004, the remaining accrued liability was approximately $1.0 million.

In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. The Title V permit has been modified several times and gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and to a much lesser degree, if necessary, purchasing semi-finished steel (“billets”) for conversion into rod products at spot market prices. Pricing and availability of billets is subject to significant volatility.

In a related matter, in April 2000, the United Steelworkers of America (“Union”) filed suit in the United States District Court in Denver, Colorado, asserting that New CF&I and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgment regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney’s fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court’s dismissal of the case and remanded the case for further hearing to the District Court. The parties to the above-referenced litigation have negotiated a settlement of the labor dispute and all associated litigation, including this Union suit. As a result, the Union suit was dismissed on August 3, 2004. See “Labor Matters” for a description of the settlement.

Labor Matters

CF&I Labor Dispute Settlement

On January 15, 2004, CF&I announced a tentative agreement to settle the labor dispute between the Union and CF&I that had been ongoing since October 1997 and on September 10, 2004, the settlement was finalized and became effective (the “Settlement”). The Settlement resulted in the dismissal of all court actions between CF&I and the Union relating to the labor dispute and environmental matters and the conditional withdrawal of charges by the NLRB. The Settlement also included the ratification of new five-year collective bargaining agreements and called for the establishment of a trust and on September 10, 2004, the Rocky Mountain Steel Mills — United Steelworkers of America Back Pay Trust (“Trust”) was established. As part of the tentative settlement the Oregon Steel had originally planned to issue four million shares of the Oregon Steel’s common stock to the Trust on behalf of CF&I. On September 10, 2004, the parties agreed instead that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Oregon Steel’s common stock in an underwritten stock offering.

The Settlement also includes payment by CF&I of: (1) a cash contribution of $2,500 for each beneficiary, a total of $2.5 million and (2) beginning on the effective date of the Settlement, a ten year profit participation obligation (“Back Pay Profit Sharing Obligation” or BPPSO) consisting of 25% of CF&I’s quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3.0 million per year for 2004 through 2008 and $4.0 million per year for 2009 through 2013; these cap amounts are subject to a carryforward/carryback provision described in the Settlement documents. The beneficiaries are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which are effected through the new five-year collective bargaining agreements, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees’ actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 and who do not choose to elect or do not qualify for early retirement, will be immediately eligible to apply for and receive qualified long-term disability (“LTD”) benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes Oregon Steel’s agreement to nominate a director designated by the Union on Oregon Steel’s board of directors, and to a broad-based neutrality clause for certain of Oregon Steel’s facilities in the future.

CF&I Labor Dispute Settlement — Accounting

CF&I recorded charges of $31.1 million in 2003 related to the tentative Settlement obligation. The charge consisted of (1) $23.2 million for the value of four million shares of Oregon Steel common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above. As noted above, on September 10, 2004, the parties agreed that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Oregon Steel common stock in an underwritten stock offering. On September 29, 2004, the public offering price was established at $16.00 per share, and $64.0 million was paid to the Trust in the fourth quarter of 2004. In 2004, CF&I recorded a charge of $45.4 million related to the Settlement obligation consisting of (1) $40.8 million for the incremental change in value of the four million shares of the Oregon Steel common stock, (2) $8.9 million in retirement benefits for the 200 employees who accepted the early retirement benefits, which were partially offset by (3) a reduction of $4.3 million of the existing LTD accrual. At December 31, 2004, $1.1 million was accrued for LTD benefits. The reduction in the LTD accrual was primarily attributed to the decrease in the number of eligible beneficiaries as a result of their election to accept the early retirement benefits. Beneficiaries have until September 2005 to claim LTD benefits, and this accrual will continue to be adjusted as better claims information becomes available. In 2004, the Company expensed $6.8 million for the BPPSO and related taxes which were classified as selling, general and administrative expenses.

Purchase Commitments

A contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and was subsequently amended on December 15, 1994. The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at December 31, 2004 was $120,000.

CF&I purchases electricity used at the Pueblo Mill from an independent third party under an agreement that expires in May 2008. This commitment specifies that CF&I will pay a minimum monthly charge of $33,000 per month.

Operating Lease Commitments

At December 31, 2004, the future minimum lease payments under operating leases, primarily for real property, machinery and equipment, are as follows (in thousands):

2005	$2,628
2006	2,316
2007	2,111
2008	2,066
2009	2,066
Beyond	3,739

Guarantees and Financing Arrangements

On July 15, 2002, Oregon Steel issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%. Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of Oregon Steel, excluding accounts receivable, inventory, and certain other assets. As of December 31, 2004, Oregon Steel had outstanding $305.0 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of Oregon Steel’s net income, as defined. At December 31, 2004, $129.5 million was available for the payment of common stock dividends under these restrictions; however, Oregon Steel cannot pay cash dividends under its Credit Agreement without prior approval from its lenders. New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

As of December 31, 2004, Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P., and Colorado and Wyoming Railway Company (“Borrowers”) maintained a $65.0 million revolving credit agreement (“Credit Agreement”), which will expire on June 30, 2005. At December 31, 2004, $5.0 million was restricted under the Credit Agreement, $14.9 million was restricted under outstanding letters of credit, and $45.1 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.75%. During the year, short-term borrowings under the Credit Agreement ranged from zero to $16.9 million, at an average interest rate of 5.09%. As of December 31, 2004, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the interest rate would have been 5.50%. The unused commitment fees ranged from 0.50% to 0.75% during the year. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum consolidated earnings before interest, taxes, depreciation and amortization amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. Oregon Steel cannot pay cash dividends without prior approval from the lenders.

Other Contingencies

New CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of New CF&I, its results of operations, and liquidity.

12.	Asset Impairments

As discussed in Note 11, “Contingencies — Environmental” above, part of the settlement with the CDPHE and the EPA requires CF&I to install one new electric arc furnace, and thus the two existing furnaces with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. Accordingly, in the second quarter of 2003, New CF&I recorded a pre-tax impairment charge to earnings of $9.1 million. Of this impairment charge recognized, $8.1 million represented impairment of fixed assets and $1.0 million pertained to reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value following the impairment charge, the carrying value of the fixed assets was zero after the effect of the impairment charge.

13.	Major Customers

CF&I had significant sales to two rail customers, Burlington Northern Santa Fe Corporation, and Union Pacific Railroad which accounted for nearly 11% and 10%, respectively, of its total revenue in 2004 compared to 13% each of its total revenue in 2003, and 12% and 16%, respectively, of its total revenue in 2002. In addition, CF&I sold rod products to Davis Wire Corporation, which accounted for 10% of its total revenue in both 2004 and 2003.

14.	Related Party Transactions

Oregon Steel Mills, Inc.

New CF&I purchases scrap from Oregon Steel, pays administrative fees to Oregon Steel for services it provides based on an allocation from Oregon Steel and reimburses Oregon Steel for costs incurred on behalf of New CF&I. The following table summarizes the transactions between New CF&I and Oregon Steel:

	2004	2003	2002
	(In thousands)
Purchases from Oregon Steel	$9,862	$3,362	$—
Oregon Steel administrative fees	4,971	3,916	3,414
Interest expense on notes payable to Oregon Steel	24,887	24,562	24,602
Notes payable to Oregon Steel at December 31	288,730	276,359	238,329

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
CF&I Steel, L.P.:

We have audited the accompanying balance sheets of CF&I Steel, L.P. (a Delaware limited partnership) as of December 31, 2004 and 2003, and the related statements of income, changes in partners’ deficit and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CF&I Steel, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Portland, Oregon
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Of CF&I Steel, L.P.:

In our opinion, the financial statements listed in the index under Item 15(a)(x) present fairly, in all material respects, the results of operations and cash flows of CF&I Steel, L.P. for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
March 3, 2002

CF&I STEEL, L.P.
BALANCE SHEETS
(In thousands)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, less allowance for doubtful accounts of $1,036 and $361	45,314	37,708
Inventories	70,624	34,729
Other	3,129	1,511
Total current assets	119,067	73,948
Property, plant and equipment:
Land and improvements	3,295	3,219
Buildings	18,443	18,459
Machinery and equipment	269,632	268,112
Construction in progress	7,702	6,030
	299,072	295,820
Accumulated depreciation	(147,197)	(135,394)
Net property, plant and equipment	151,875	160,426
Intangibles, net	32,481	11,803
TOTAL ASSETS	$303,423	$246,177

LIABILITIES
Current liabilities:
Accounts payable	$50,158	$29,114
Accrued expenses	28,868	20,877
Total current liabilities	79,026	49,991
Long-term debt — Oregon Steel Mills, Inc.	288,730	276,359
Long-term debt — New CF&I, Inc.	21,756	21,756
Environmental liability	25,596	24,885
Deferred employee benefits	46,329	27,659
Total liabilities	461,437	400,650
Commitments and contingencies (Note 9)

PARTNERS’ DEFICIT
General partner	(150,425)	(147,059)
Limited partners	(7,589)	(7,414)
	(158,014)	(154,473)
TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$303,423	$246,177

The accompanying notes are an integral part of the financial statements.

CF&I STEEL, L.P.
STATEMENTS OF INCOME
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Sales:
Product sales	$463,973	$333,401	$308,025
Freight	15,834	15,274	14,259
	479,807	348,675	322,284
Costs and expenses:
Cost of sales	383,564	330,664	270,121
Fixed and other asset impairment charges (Note 10)	—	9,157	—
Labor dispute settlement charges (Note 9)	45,352	31,089	—
Selling, general and administrative expenses	24,153	17,230	17,778
Incentive compensation	5,090	—	1,561
Loss (gain) on disposal of assets	759	(2,012)	(1,109)
	458,918	386,128	288,351
Operating income (loss)	20,889	(37,453)	33,933

Other income (expense):
Interest expense, net	(25,568)	(25,165)	(26,648)
Other income	248	462	862
Net income (loss) before cumulative effect of change in accounting principle	(4,431)	(62,156)	8,147
Cumulative effect of change in accounting principle	—	—	(31,863)
Net loss	$(4,431)	$(62,156)	$(23,716)

The accompanying notes are an integral part of the financial statements.

CF&I STEEL, L.P.
STATEMENT OF CHANGES IN
PARTNERS’ DEFICIT AND COMPREHENSIVE LOSS
(In thousands)

	General Partner	Limited Partners	Total
Balances, December 31, 2001	$(65,094)	$(3,282)	$(68,376)
Net loss	(22,578)	(1,138)	(23,716)
Minimum pension liability	(157)	(8)	(165)
Comprehensive loss	—	—	(23,881)
Balances, December 31, 2002	$(87,829)	$(4,428)	$(92,257)
Net loss	(59,173)	(2,983)	(62,156)
Minimum pension liability	(57)	(3)	(60)
Comprehensive loss	—	—	(62,216)
Balances, December 31, 2003	$(147,059)	$(7,414)	$(154,473)
Net loss	(4,218)	(213)	(4,431)
Minimum pension liability	852	38	890
Comprehensive loss	—	—	(3,541)
Balances, December 31, 2004	$(150,425)	$(7,589)	$(158,014)

The accompanying notes are an integral part of the financial statements.

CF&I STEEL, L.P.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(4,431)	$(62,156)	$(23,716)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Fixed and other asset impairment charges (Note 10)	—	9,157	—
Labor dispute settlement charges (Note 9)	—	31,089	—
Depreciation and amortization	19,002	18,409	18,373
Cumulative effect of change in accounting principle	—	—	31,863
Loss (gain) on disposal of assets	759	(2,012)	(1,109)
Other	(2,390)	(1,450)	(1,130)
Changes in assets and liabilities:
Trade accounts receivable	(7,606)	(3,058)	7,303
Inventories	(35,895)	10,166	(10,005)
Accounts payable	21,909	(1,967)	2,520
Accrued expenses	7,991	4,211	168
Other	(1,618)	(1,422)	(560)
Net cash provided (used) by operating activities	(2,279)	967	23,707
Cash flows from investing activities:
Additions to property, plant and equipment	(10,477)	(11,781)	(8,523)
Proceeds from disposal of property, plant and equipment	385	1,932	1,112
Other, net	—	906	290
Net cash used by investing activities	(10,092)	(8,943)	(7,121)
Cash flows from financing activities:
Borrowings from related parties	262,006	148,792	137,163
Payments to related parties	(249,635)	(140,816)	(139,213)
Payment of long-term debt	—	—	(14,536)
Net cash provided (used) by financing activities	12,371	7,976	(16,586)
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at the beginning of year	—	—	—
Cash and cash equivalents at the end of year	$—	$—	$—
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$25,621	$24,478	$26,085

See Notes 8 and 9 for a description of the pension plan amendment for which the Company recorded a pension intangible and offsetting pension liability of approximately $21.2 million.

The accompanying notes are an integral part of the financial statements.

CF&I STEEL, L.P.
NOTES TO FINANCIAL STATEMENTS

1.	Nature of Operations

CF&I Steel, L.P. (“CF&I”) manufactures various specialty and commodity steel products at its steelmaking and finishing facilities in Pueblo, Colorado (“Pueblo Mill”). Principal markets are steel service centers, steel fabricators, railroads, oil and gas producers and distributors, and other industrial concerns, primarily in the United States west of the Mississippi River.

On March 3, 1993, the inception date of CF&I’s operations, New CF&I, Inc. (“New CF&I”), a then wholly-owned subsidiary of Oregon Steel Mills, Inc. (“Oregon Steel”), (1) issued 100 shares of common stock to Oregon Steel for $22.2 million in certain consideration and (2) as the general partner, acquired for $22.2 million a 95.2% interest in CF&I. The remaining 4.8% interest was acquired by the Pension Benefit Guaranty Corporation (“PBGC”), as a limited partner, with a capital contribution of an asset valued at $1.2 million. On October 1, 1997, Oregon Steel purchased PBGC’s limited partnership interest in CF&I, and subsequently sold 0.5% to another shareholder in CF&I.

2.	Summary of Significant Accounting Policies

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

Revenue Recognition

CF&I recognizes revenues when title passes, the earnings process is substantially complete, and CF&I is reasonably assured of the collection of the proceeds from the exchange, all of which generally occur upon shipment of CF&I’s products or delivering of the product at the destination specified by customer.

Concentrations of Credit Risk

Financial instruments that potentially subject CF&I to concentrations of credit risk consist principally of trade receivables. CF&I believes that risk of loss on its trade receivables is reduced by ongoing credit evaluation of customer financial condition and requirements for collateral, such as letters of credit and bank guarantees.

Inventory

CF&I’s inventory consists of raw materials, semi-finished, finished products and operating stores and supplies. At December 31, 2004, inventory was approximately $70.6 million. As of December 31, 2004, CF&I had recorded no accruals for lower of manufacturing cost or market (LCM) charges. The LCM accrual as of December 31, 2003, was $0.7 million. Manufacturing cost is determined using the average cost method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, including interest capitalized during construction of $476,900, $529,600, and $164,600 in 2004, 2003 and 2002, respectively. Depreciation is determined using principally the straight-line and the units of production methods over the estimated useful lives of the assets. The original cost of machinery, which is being depreciated using the units of production method, is approximately $35.0 million. Total finished goods production for the years ended 2004, 2003, and 2002 were 851,000 tons, 894,000 tons, and

852,000 tons, respectively. The estimated useful lives of most of CF&I’s operating machinery and equipment are from 15 to 20 years. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Major maintenance and repair expense for 2004, 2003, and 2002 were $28.3 million, $28.9 million, and $26.3 million, respectively. Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in results of operations.

Intangible Assets

Intangible assets consisted of proprietary technology, water rights and pension-related intangibles at CF&I, presented at cost, net of accumulated amortization. The proprietary technology is amortized over their estimated useful lives of fifteen years using the straight-line method. The water rights are considered indefinite lived and not amortized.

Impairment of Long-Lived Assets

When events or circumstances indicate the carrying value of a long-lived asset may be impaired, CF&I uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset’s net book value, CF&I then considers estimated fair market value versus carrying value in determining any potential impairment. Impairment charges of $9.1 million were recorded in the second quarter of 2003 related to the impairment of a furnace and other assets at the Pueblo Mill, as discussed in Note 10.

Derivative Financial Instruments

Effective January 1, 2001, CF&I adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recorded on the balance sheet at fair value. The adoption of SFAS No. 133 did not have a material effect on CF&I’s results of operations or its financial position. CF&I did not have any derivative financial instruments outstanding at the time of adoption.

Shipping and Handling Cost

All shipping costs billed to customers is recorded as revenue with the related cost being recorded under cost of sales. Internal handling costs incurred to store, move, or prepare goods for shipments are recorded under Selling, General, and Administrative expenses. For the years of 2004, 2003, and 2002, internal handling costs were $2.8 million, $3.0 million, and $3.0 million, respectively.

Reclassifications

Certain reclassifications have been made in prior years to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. CF&I is in the process of assessing the impact of adopting this new standard.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” The guidance in Accounting Principles Board (APB) Opinion No. 29, “Accounting for

Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. CF&I does not believe that the adoption of SFAS No. 153 will have a material impact on the Consolidated Financial Statements.

3.	Inventories

Inventories were as follows at December 31:

	2004	2003
	(In thousands)
Raw materials	$19,750	$5,183
Semi-finished product	26,226	5,683
Finished product	13,504	12,916
Stores and operating supplies	11,144	10,947
Total inventories	$70,624	$34,729

4. Accrued Expenses

Accrued expenses consist of the following at December 31:

	2004	2003
	(In thousands)
Accrued payroll and benefits	$7,487	$6,723
Accrued environmental	3,131	3,918
Accrued labor dispute settlement	—	2,500
Accrued property taxes	1,894	2,670
Accrued expenses and product claims	1,712	2,236
Accrued profit participation	2,068	—
Accrued defined benefit plan and post-retirement obligations	7,890	606
Accrued back pay profit sharing obligation and related payroll taxes	3,508	—
Other	1,178	2,224
Total accrued expenses	$28,868	$20,877

5.	Debt, Financing Arrangements and Liquidity

Borrowing requirements for capital expenditures and working capital have been provided through three revolving loans from Oregon Steel to CF&I as well as a loan from New CF&I to CF&I. The OSM loans include interest on the daily amount outstanding, paid monthly, at the rate of 10.65% per annum. The principal on the OSM loans is due on demand or on December 31, 2006 if no demand is made. The loan from New CF&I includes interest on the daily amount outstanding at prime. For the year ended December 31, 2004, interest was calculated at a weighted average interest rate of 4.3%. The principal on the New CF&I loan is due on demand; however, it is classified as long-term based on New CF&I’s intent not to demand payment in 2005. Interest on the New CF&I loan is paid on a monthly basis.

At December 31, 2004 principal payments on long-term debt were due as follows (in thousands):

2006	$310,486

Oregon Steel is not required to provide financing to CF&I and, although the demand for repayment of the obligation in full is not expected during 2005, Oregon Steel may demand repayment of the loans at any time. If Oregon Steel were to demand repayment of the loans, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loans or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.

6.	Goodwill and Intangible Assets

Effective January 1, 2002, CF&I adopted SFAS No.142, “Goodwill and Other Intangible Assets.” As part of this adoption, CF&I ceased amortizing all goodwill and assessed goodwill for possible impairment. As required under the transitional accounting provisions of SFAS No. 142, CF&I completed the steps required to identify and measure goodwill impairment at each reporting unit. The reporting units were measured for impairment by comparing implied fair value of the reporting units’ goodwill with the carrying amount of the goodwill. As a result, the entire goodwill at CF&I was written off in the amount of $31.9 million and was recognized as a cumulative effect of a change in accounting principle during the first quarter of 2002. Historical earnings and applying an earnings multiple resulted in the identification of an impairment that was recognized. The implementation of SFAS No. 142 required the use of judgments, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS No. 142, CF&I had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment.

Additionally, pursuant to SFAS No. 142, CF&I completed its reassessment of finite and indefinite intangible asset lives, which consists of proprietary technology and water rights. Based on this reassessment, no adjustment was needed on the proprietary technology or the water rights. CF&I does not have any other acquired intangible assets, whether finite or indefinite lived assets, but does carry certain pension-related intangibles.

The carrying amount of intangible assets and the associated amortization expenses are as follows:

	As of December 31, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Pension-related intangibles(1)	N/A	N/A	$21,186	N/A	N/A	$—
Amortized Intangible Assets:
Water rights	11,024	(502)	10,522	11,523	(565)	10,958
Proprietary technology(2)	1,753	(980)	773	1,653	(808)	845
	$12,777	$(1,482)	$11,295	$13,176	$(1,373)	$11,803

Aggregate Amortization Expense:	2004	2003	2002
For the year ended	$131	$116	$122

The amortization expense for each of the next five years related to intangible assets is expected to be approximately $0.1 million.

(1)	In 2004, CF&I recorded a pension intangible related to a pension plan amendment. See Notes 8 and 9 to the CF&I financial statements for additional details.

(2)	Weighted average amortization period is fifteen years.

7.	Fair Value of Financial Instruments

Disclosure of the fair value of related party obligations is, by nature of the obligation, not deemed practicable given the related party nature.

8.	Employee Benefit Plans

Pension Plans

CF&I has noncontributory defined benefit retirement plans covering all eligible employees. The plans provide benefits based on participants’ years of service and compensation. CF&I funds at least the minimum annual contribution required by ERISA.

The following table sets forth the funded status of the plans and the amounts recognized as of December 31:

	2004	2003
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at January 1	$37,913	$29,807
Service cost	2,141	2,145
Interest cost	2,699	1,972
Amendments	22,890	—
Benefits paid	(1,702)	(1,206)
Actuarial loss	1,209	5,195
Curtailment loss	(81)	—
Special termination benefits	6,238	—
Projected benefit obligation at December 31	71,307	37,913
Change in plan assets:
Fair value of plan assets at January 1	21,469	18,083
Actual return on plan assets	3,087	4,592
Company contribution	4,817	—
Benefits paid	(1,702)	(1,206)
Fair value of plan assets at December 31	27,671	21,469
Projected benefit obligation in excess of plan assets	(43,636)	(16,444)
Unrecognized prior service cost	21,186	—
Unrecognized net loss	8,552	9,137
Net amount recognized	(13,898)	(7,307)
Intangible asset	21,186	—
Minimum liability	(27,557)	(7,261)
Net pension liability recognized in consolidated balance sheet	$(20,269)	$(14,568)

	2004	2003	2002
	(In thousands)
Components of net periodic benefit cost:
Service cost	$2,141	$2,145	$1,762
Interest cost	2,699	1,972	1,796
Expected return on plan assets	(1,865)	(1,570)	(1,349)
Amortization of unrecognized prior service cost	609	—	—
Recognized losses	491	510	143
Net periodic benefit cost	$4,075	$3,057	$2,352

On September 10, 2004, CF&I finalized the labor dispute settlement which included certain pension enhancements resulting in an amendment to the plan. In addition, 200 members covered by the collective bargaining agreements have accepted CF&I’s offer for Voluntary Early Retirement which includes unreduced pension benefits. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” special termination benefits of $6.2 million and a curtailment loss of $1.1 million were expensed in 2004 in addition to the net periodic benefit cost of $4.1 million expensed in 2004 as indicated above. See Note 9, “Contingencies — Labor Matters — CF&I Labor Dispute Settlement” for a description of benefits offered under the plan amendment and early retirement option.

The accumulated benefit obligation as of December 31, 2004 and 2003 was $69.1 million and $36.0 million, respectively. There is no minimum employer contribution for 2004 due in 2005; however, CF&I has accrued $6.75 million as a short-term liability as its estimate for 2005 contributions.

Assets are invested to maximize returns and minimize the risk to the participants in the plans. This strategy also involves monitoring investment portfolios to ensure appropriate diversification of assets and performance. CF&I has established targeted asset allocations for the portfolios. These targets do not represent strict requirements, but are intended as general guidelines. The plans do not invest in securities of Oregon Steel.

Plan assets are invested as follows as of December 31 (pension plans’ measurement date):

	Target	2004	2003
Information about plan assets:
Cash	0.0%	1.3%	0.0%
U.S. equity funds	48.0%	52.7%	48.2%
Non-U.S. Equity funds	12.0%	14.1%	14.9%
Fixed income securities	5.0%	4.0%	17.0%
Real estate funds	10.0%	7.7%	8.8%
Absolute return strategy funds	18.5%	14.6%	11.1%
Real return strategy funds	6.5%	5.6%	0.0%
Total plan assets	100.0%	100.0%	100.0%

Improved financial market conditions resulted in positive investment returns in the pension plans for the year 2004; however, pension assets continued to be lower than actuarial liabilities.

The following table sets forth the significant actuarial assumptions for the pension plans:

	Net Benefit Obligation		Net Benefit Cost
	2004	2003	2004	2003	2002
Discount rate	5.8%	6.0%	6.0%	6.8%	7.0%
Rate of increase in future compensation levels:	3.0%	4.0%	4.0%	4.0%	4.0%
Expected long-term rate of return on plan assets	N/A	N/A	8.5%	8.5%	8.5%

The expected long-term rate of return on pension plan assets represents the weighted average asset return for each forecasted asset class return over several market cycles.

The expected future benefit payments for the plan are as follows (in thousands):

Expected future benefit payments
2005	$3,362
2006	3,484
2007	3,626
2008	3,892
2009	4,227
2010–2014	26,550

Postretirement Health Care and Life Insurance Benefits

CF&I provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service. The benefit plans are unfunded.

The following table sets forth the unfunded status and the amounts recognized at December 31:

	2004	2003
	(In thousands)
Change in benefit obligation:
Accumulated postretirement benefit obligation at January 1	$13,777	$12,520
Service cost	162	161
Interest cost	943	819
Benefits paid	(629)	(608)
Plan amendment	6,112	—
Actuarial loss	189	885
Curtailment loss	1,288	—
Accumulated postretirement benefit obligation at December 31	21,842	13,777
Accumulated benefit obligation in excess of plan assets	(21,842)	(13,777)
Unrecognized prior service cost	5,960	389
Unrecognized net loss	4,106	4,253
Postretirement liability recognized in consolidated balance sheet	$(11,776)	$(9,135)

	2004	2003	2002
	(In thousands)
Components of net periodic benefit cost:
Service cost	$162	$161	$118
Interest cost	943	819	705
Recognized losses	336	275	97
Recognized prior service cost	233	71	71
Net periodic benefit cost	$1,674	$1,326	$991

On September 10, 2004, CF&I finalized the labor dispute settlement, which included certain post-retirement health benefit enhancements resulting in an amendment to the plan. In addition, 200 members covered by the collective bargaining agreements have accepted CF&I’s offer for Voluntary Early Retirement which includes unreduced pension benefits. In accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” a curtailment loss of $1.6 million was expensed in addition to the net periodic benefit cost of $1.7 million expensed in 2004 as indicated above. See Note 9, “Contingencies — Labor Matters — CF&I Labor Dispute Settlement” for a description of benefits offered under the plan amendment and early retirement option.

The 2004 changes in Medicare regulations do not apply to CF&I’s postretirement medical benefits because the plan provides only a fixed benefit to retirees.

The discount rate used for the plans in determining the accumulated postretirement benefit obligation was 5.8% and 6.0% for 2004 and 2003, respectively. The benefits of these plans are not subject to health care cost trend rates.

The expected future benefit payments for the plan are as follows (in thousands):

Expected future benefit payments
2005	$1,447
2006	1,466
2007	1,495
2008	1,523
2009	1,573
2010–2014	8,381

Other Employee Benefit Plans

CF&I has a profit participation plan under which it distributes quarterly to eligible employees 5% of its operating income after adjustments for certain non-operating items. Each eligible employee receives a share of the distribution based upon the level of the eligible employee’s base compensation compared with the total base compensation of all eligible employees. In addition, CF&I has an annual incentive plan for certain managers based upon certain financial and operational performance criteria established for that year. Annual incentive plan participants are not eligible for distributions under the profit participation plan. CF&I may modify, amend or terminate the plans at any time, subject to the terms of the various collective bargaining agreements. CF&I recorded incentive compensation expense under these plans in 2004 and 2002 of $5.1 million and $1.6 million, respectively.

CF&I has qualified Thrift (401(k)) plans for eligible employees under which New CF&I matches, depending on the plan, 50% of the first 4%, or 100% of the first 3% of the participants’ deferred compensation. CF&I’s contribution expense in 2004, 2003 and 2002 was $121,000, $343,000, and $350,000, respectively.

9.	Contingencies

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

In connection with the acquisition of the steelmaking and finishing facilities located at the Pueblo Mill, CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner’s operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I’s estimate of this liability was based on two initial remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist. In 2004, CF&I contracted two environmental engineering consultants to conduct remediation investigations of the remaining SWMU’s. The cost estimates provided by the consultants for the SWMU’s, for which remediation work had not already commenced, were $24.0 million and $25.0 million. CF&I determined the best estimate was the average of the two studies, or $24.5 million, which was $1.6 million more than previously accrued. At December 31, 2004, there were 61 SWMU’s that still required remediation. At December 31, 2004, the total accrued liability for all remaining SWMU’s was $26.5 million, of which $24.4 million was classified as non-current on CF&I’s balance sheet.

The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action (“Action”) in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the “State Consent Decree”). The State Consent Decree provided for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services, all of which have been paid as of December 31, 2004. CF&I is also required to make certain capital improvements expected to cost approximately $25.8 million, including converting to the new single New Source Performance Standards Subpart AAa (“NSPS AAa”) compliant furnace discussed below. The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration (“PSD”) air permit. The PSD permit was issued June 21, 2004. CF&I anticipates completing the furnace capital improvements in September 2005.

In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier “grandfather” determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003. In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new single NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $25.8 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. As of December 31, 2004, the non-capital expenditures have been paid. Under this settlement and the settlement with the CDPHE, CF&I is subject to certain stipulated penalties if it fails to comply with the terms of the settlement. In March 2004, the CDPHE notified CF&I of alleged violations of the State Consent Decree relating to opacity. In June 2004, the CDPHE assessed stipulated penalties of $270,000. On July 26, 2004, CF&I sought judicial review of the determination. At this time, no date for a hearing has been set. In addition to these penalties, CF&I may in the future incur additional penalties related to this matter. To date, such penalties have not been material to its results of operations and cash flows; however, CF&I cannot be assured that future penalties will not be material.

In response to the CDPHE settlement and subsequent alleged violations and the resolution of the EPA action, CF&I expensed $2.8 million in 2001 and $961,000 in 2004 for possible fines and non-capital related expenditures. As of December 31, 2004, the remaining accrued liability was approximately $1.0 million.

In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. The Title V permit has been modified several times and gives CF&I adequate time (at least 15-1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and to a much lesser degree, if necessary, purchasing semi-finished steel (“billets”) for conversion into rod products at spot market prices. Pricing and availability of billets is subject to significant volatility.

In a related matter, in April 2000, the United Steelworkers of America (“Union”) filed suit in the United States District Court in Denver, Colorado, asserting that New CF&I and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The Union sought declaratory judgment regarding the applicability of certain emission standards, injunctive relief, civil penalties and attorney’s fees. On July 6, 2001, the presiding judge dismissed the suit. The 10th Circuit Court of Appeals on March 3, 2003 reversed the District Court’s dismissal of the case and remanded the case for further hearing to the District Court. The parties to the above-referenced litigation have negotiated a settlement of the labor dispute and all associated litigation, including this Union suit. As a result, the Union suit was dismissed on August 3, 2004. See “Labor Matters” for a description of the settlement.

Labor Matters

CF&I Labor Dispute Settlement

On January 15, 2004, CF&I announced a tentative agreement to settle the labor dispute between the Union and CF&I that had been ongoing since October 1997 and on September 10, 2004, the settlement was finalized and became effective (the “Settlement”). The Settlement resulted in the dismissal of all court actions between CF&I and the Union relating to the labor dispute and environmental matters and the conditional withdrawal of charges by the NLRB. The Settlement included the ratification of new five-year collective bargaining agreements and called for the establishment of a trust and on September 10, 2004, the Rocky Mountain Steel Mills — United Steelworkers of America Back Pay Trust (“Trust”) was established. As part of the tentative settlement the Oregon Steel had originally planned to issue four million shares of the Oregon Steel’s common stock to the Trust on behalf of CF&I. On September 10, 2004, the parties agreed instead that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Oregon Steel’s common stock in an underwritten stock offering.

The Settlement also includes payment by CF&I of: (1) a cash contribution of $2,500 for each beneficiary, a total of $2.5 million and (2) beginning on the effective date of the Settlement, a ten year profit participation obligation (“Back Pay Profit Sharing Obligation” or BPPSO) consisting of 25% of CF&I’s quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3.0 million per year for 2004 through 2008 and $4.0 million per year for 2009 through 2013; these cap amounts are subject to a carryforward/carryback provision described in the Settlement documents. The beneficiaries are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which are effected through the new five-year collective bargaining agreements, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees’ actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 and who do not choose to elect or do not qualify for early retirement, will be immediately eligible to apply for and receive qualified long-term disability (“LTD”) benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes Oregon Steel’s agreement to nominate a director designated by the Union on Oregon Steel’s board of directors, and to a broad-based neutrality clause for certain of Oregon Steel’s facilities in the future.

CF&I Labor Dispute Settlement — Accounting

CF&I recorded charges of $31.1 million in 2003 related to the tentative Settlement obligation. The charge consisted of (1) $23.2 million for the value of four million shares of Oregon Steel common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above. As noted above, on September 10, 2004, the parties agreed that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Oregon Steel common stock in an underwritten stock offering. On September 29, 2004, the public offering price was established at $16.00 per share, and $64.0 million was paid to the Trust in the fourth quarter of 2004. In 2004, CF&I recorded a charge of $45.4 million related to the Settlement obligation consisting of (1) $40.8 million for the incremental change in value of the four million shares of the Oregon Steel common stock, (2) $8.9 million in retirement benefits for the 200 employees who accepted the early retirement benefits, which were partially offset by (3) a reduction of $4.3 million of the existing LTD accrual. At December 31, 2004, $1.1 million was accrued for LTD benefits. The reduction in the LTD accrual was primarily attributed to the decrease in the number of eligible beneficiaries as a result of their election to accept the early retirement benefits. Beneficiaries have until September 2005 to claim LTD benefits, and this accrual will continue to be adjusted as better claims information becomes available. In 2004, the Company expensed $6.8 million for the BPPSO and related payroll taxes which were classified as selling, general and administrative expenses.

Purchase Commitments

A contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and was subsequently amended on December 15, 1994. The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at December 31, 2004 was $120,000.

CF&I purchases electricity used at the Pueblo Mill from an independent third party under an agreement that expires in May 2008. This commitment specifies that CF&I will pay a minimum monthly charge of $33,000 per month.

Operating Lease Commitments

At December 31, 2004, the future minimum lease payments under operating leases, primarily for real property, machinery and equipment, are as follows (in thousands):

2005	$195
2006	54
2007	45
2008	—
2009	—
Beyond	—

Guarantees and Financing Arrangements

On July 15, 2002, Oregon Steel issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%. Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of Oregon Steel, excluding accounts receivable, inventory, and certain other assets. As of December 31, 2004, Oregon Steel had outstanding $305.0 million of principal amount under the 10% Notes. The Indenture under which the Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of Oregon Steel’s net income, as defined. At December 31, 2004, $129.5 million was available for the payment of common stock dividends under these restrictions; however, Oregon Steel cannot pay cash dividends under its Credit Agreement without prior approval from its lenders. New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

As of December 31, 2004, Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P., and Colorado and Wyoming Railway Company (“Borrowers”) maintained a $65.0 million revolving credit agreement (“Credit Agreement”), which will expire on June 30, 2005. At December 31, 2004, $5.0 million was restricted under the Credit Agreement, $14.9 million was restricted under outstanding letters of credit, and $45.1 million was available for use. Amounts under the Credit Agreement bear interest based on either (1) the prime rate plus a margin ranging from 0.25% to 1.00%, or (2) the adjusted LIBO rate plus a margin ranging from 2.50% to 3.25%. Unused commitment fees range from 0.25% to 0.75%. During the year, short-term borrowings under the Credit Agreement ranged from zero to $16.9 million, at an average interest rate of 5.09%. As of December 31, 2004, there was no outstanding balance due under the Credit Agreement. Had there been an outstanding balance, the interest rate would have been 5.50%. The unused commitment fees ranged from 0.50% to 0.75% during the year. The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on a quarterly leverage ratio. The Credit Agreement contains various restrictive covenants including minimum consolidated tangible net worth amount, a minimum consolidated earnings before interest, taxes, depreciation and amortization amount, a minimum fixed charge coverage ratio, limitations on maximum annual capital and environmental expenditures, a borrowing availability limitation relating to inventory, limitations on stockholder dividends and limitations on incurring new or additional debt obligations other than as allowed by the Credit Agreement. Oregon Steel cannot pay cash dividends without prior approval from the lenders.

Other Contingencies

CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of CF&I, its results of operations, and liquidity.

10.	Asset Impairments

As discussed in Note 9, “Contingencies — Environmental” above, part of the settlement with the CDPHE and the EPA requires CF&I to install one new electric arc furnace, and thus the two existing furnaces with a combined melting and casting capacity of approximately 1.2 million tons through two continuous casters will be shut down. CF&I has determined that the new single furnace operation will not have the capacity to support a two caster operation and therefore CF&I has determined that one caster and other related assets have no future service potential. Accordingly, in the second quarter of 2003, CF&I recorded an impairment charge to earnings of $9.1 million. Of this impairment charge recognized, $8.1 million represented impairment of fixed assets and $1.0 million pertained to reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value following the impairment charge, the carrying value of the fixed assets was zero after the effect of the impairment charge.

11.	Major Customers

CF&I had significant sales contracts to two rail customers, Burlington Northern Santa Fe Corporation, and Union Pacific Railroad which accounted for nearly 11% and 10%, respectively, of its total revenue in 2004 compared to 14% and 13%, respectively, of its total revenue in 2003, and 12% and 16%, respectively, of its total revenue in 2002. In addition, CF&I sold rod products to Davis Wire Corporation, which accounted for 11%of its total revenue in both 2004 and 2003.

12.	Related Party Transactions

Oregon Steel Mills, Inc.

CF&I purchases scrap from Oregon Steel, pays administrative fees to Oregon Steel for services it provides based on an allocation from Oregon Steel and reimburses Oregon Steel for costs incurred on behalf of CF&I. The following table summarizes the transactions between CF&I and Oregon Steel:

	2004	2003	2002
	(In thousands)
Purchases from Oregon Steel	$9,862	$3,362	$—
Oregon Steel administrative fees	4,971	3,916	3,414
Interest expense on notes payable to Oregon Steel	24,887	24,562	24,602
Notes payable to Oregon Steel at December 31	288,730	276,359	238,329

New CF&I, Inc.

CF&I includes in costs of sales amounts related to transportation services provided by a subsidiary of New CF&I. The following table summarizes the transactions between CF&I and New CF&I or its subsidiary:

	2004	2003	2002
	(In thousands)
Services from subsidiary of New CF&I	$5,246	$3,994	$2,931
Interest expense on notes payable to New CF&I	1,158	1,078	1,254
Accounts payable to New CF&I at December 31	5,198	4,671	6,146
Debt payable to New CF&I at December 31	21,756	21,756	21,756
Interest payable on that debt at December 31, included in accounts payable	8,342	6,580	7,093

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 7, 2003, Oregon Steel Mills, Inc. (the “Registrant” or the “Company”) dismissed PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) and engaged KPMG LLP (“KPMG”) as its certifying accountants for the 2003 fiscal year. The audit reports of PricewaterhouseCoopers on the financial statements of the Company for the year ended December 31, 2002 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to dismiss PricewaterhouseCoopers and engage KPMG was approved by the Company’s Audit Committee. During the Company’s 2001 and 2002 fiscal years and through July 7, 2003, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused PricewaterhouseCoopers to make reference thereto in connection with its reports on the financial statements for such years. During the 2001 and 2002 fiscal years and subsequent interim periods preceding the dismissal, there were no reportable events (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

During the Registrant’s 2001 and 2002 fiscal years and through July 7, 2003, the Registrant did not consult with KPMG regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements, and neither a written report was provided to the Registrant or oral advice was provided that KPMG concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing, or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv)of Regulation S-K, or a reportable event pursuant to Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEMS 10. and 11.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND EXECUTIVE COMPENSATION

In addition to the information under the caption “Executive Officers of the Registrant” in “Part I, Item 4” of this Report, the information required by these Items is incorporated herein by reference from the material under the headings “Proposal 1: Nomination and Election of Class B Directors,” “Directors’ Compensation, Meetings, Standing Committees, and Board Policies,” “Executive Compensation,” “Option Grants During Fiscal 2004,” “Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values,” “Defined Benefit Retirement Plans,” “Employment Contracts and Termination of Employment and Change in Control Arrangements,” “Board Compensation Committee Report on Executive Compensation,” “Audit Committee Report of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required by this Item is incorporated by reference from the material under the caption “Principal Stockholders” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

Part of the information required by this Item is incorporated by reference from the material under the caption “Executive Compensation,” “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the material under the captions “Nomination and Election of Class A Directors,” “Executive Compensation,” “Option Grants During Fiscal 2003,” “Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values,” and “Employment Contracts and Termination of Employment and Change in Control Arrangements” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the material under the captions “Audit Committee Report of the Board of Directors” and “Relationship with Independent Accountants” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

CF&I, Steel L.P.
(viii)	Report of Independent Registered Public Accounting Firm — 2004 and 2003	90
(ix)	Report of Independent Registered Public Accounting Firm — 2002	91
(x)	Financial Statements:
	Balance Sheets at December 31, 2004 and 2003	92
	Statements of Income for each of the three years in the period ended December 31, 2004	93
	Statements of Changes in Partner’s Deficit and Comprehensive Loss for each of the three years in the period ended December 31, 2004	94
	Statements of Cash Flows for each of the three years in the period ended December 31, 2004	95
	Notes to Financial Statements	96

(xi)	Financial Statement Schedule for each of the three years in the period ended December 31, 2004:
	Report of Independent Registered Public Accounting Firm — 2004 and 2003	113
	Schedule II—Valuation and Qualifying Accounts	114
(xii)	Exhibits: Reference is made to the index of exhibits on pages 115, 116 and 117 of this report	115

(b)	Exhibits:

(c)	Schedules:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Oregon Steel Mills, Inc.:

Under date of March 11, 2005, we reported on the consolidated balance sheets of Oregon Steel Mills, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2004, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related Schedule II — Valuation and Qualifying Accounts, for each of the years in the two-year period ended December 31, 2004. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Portland, Oregon
March 11, 2005

OREGON STEEL MILLS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31
(In thousands)

Column A	Column B	Column C		Column D	Column E
Classification	Balance at Beginning Of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2004
Allowance for doubtful accounts	$3,665	$2,998	$—	$(2,003)	$4,660
2003
Allowance for doubtful accounts	$4,346	$1,254	$—	$(1,935)	$3,665
2002
Allowance for doubtful accounts	$4,299	$2,535	$—	$(2,488)	$4,346

Index of Exhibits*

Exhibit Number	Description
2.0	Asset Purchase Agreement dated as of January 2, 1992, by and between Camrose Pipe Company (a partnership) and Stelco Inc. (Filed as exhibit 2.0 to Form 8-K dated June 30, 1992.)
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
4.2
Rights Agreement between Oregon Steel Mills, Inc. and ChaseMellon Shareholder Services, LLC (now Mellon Investor Services, LLC), as Rights Agent. (Filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A (SEC Reg. No. 1-9987.)

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
4.9
Intercreditor Agreement, dated July 15, 2002 between U.S. Bank National Association and
Textron Financial Corporation. (Filed as exhibit 4.6 to the Registration Statement on Form S-4
(SEC Reg. No. 333-98249).)

4.10	Form of Deed of Trust, Assignment of Rents and Leases and Security Agreement. (Filed as exhibit 4.7 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)
4.11	Form of Global Note. (Filed as exhibit 4.8 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)
4.12	Guarantee of CF&I Steel, L.P. (Filed as exhibit 4.9 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)
4.13	Guarantee of New CF&I, Inc. (Filed as exhibit 4.10 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)
10.1**	Form of Indemnification Agreement between the Company and its directors. (Filed as exhibit 10.3 to Form 10-Q for the period ended June 30, 2003.)

Exhibit Number	Description
10.2**	Form of Indemnification Agreement between the Company and its executive officers. (Filed as exhibit 10.2 to Form 10-Q for the period ended June 30, 2003.)
10.3	Agreement for Electric Power Service between registrant and Portland General Electric Company. (Filed as exhibit 10.20 to Form S-1 Registration Statement 33-20407.)
10.4**
Form of Change in Control Agreement between the Company and certain of its key employees, together with Schedule of Summary of Material Differences From Form of Change in Control Agreement filed herewith (Filed as exhibit 10.4 to Form 10-K for the period ended December 31, 2004.)

10.5	Summary of Rights to Purchase Participating Preferred Stock. (Filed as exhibit 2 to the Company’s Registration Statement on Form 8-A (SEC Reg. No. 1-9987).)
10.6	Form of Rights Certificate and Election to Purchase. (Filed as exhibit 3 to the Company’s Registration Statement on Form 8-A (SEC Reg. No. 1-9987).)
10.7**	2002 Annual Incentive Plan for certain of the Company’s management employees. (Filed as exhibit 10.11 to Form 10-K for the period ended December 31, 2001.)
10.8**	2000 Non-Qualified Stock Option Plan. (Filed as exhibit 99.1 to the Company’s Registration Statement on Form S-8 (see Reg. No. 333-68732).)
10.9**	2002 Non-Employee Director’s Stock Option Plan. (Filed as exhibit 99.1 to the Company’s Registration Statement on Form S-8 (SEC Reg. No. 333-86980).)
10.10***
Credit Agreement, dated as of July 12, 2002, among Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P. and Colorado & Wyoming Railway Company as borrowers, the financial institutions that are or may from time to time become parties thereto, as Lenders, Textron Financial Corporation, as Agent for the Lenders, and GMAC Business Credit LLC, as Co-Managing Agent. (Filed as exhibit 10.1 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)

10.11	Amendment No. 1 to Credit Agreement dated as of December 13, 2002. (Filed as exhibit 10.11 on Form 10-K for the period ended December 31, 2002).
10.12	Amendment No. 2 to Credit Agreement, dated as of June 30, 2003. (Filed as exhibit 10.1 on Form 10-Q for the period ended June 30, 2003.)
10.13
Security Agreement, dated as of July 12, 2002, among Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P. and the Agent for the Lenders. (Filed as exhibit 10.2 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)

10.14	Employment Agreement dated August 1, 2003, between the Company and James E. Declusion. (Filed as exhibit 10.1 on Form 10-Q for the period ended September 30, 2003.)
10.15
Separation Agreement and General Release dated September 16, 2003, between the Company and its subsidiaries and Joe E. Corvin. (Filed as exhibit 10.2 on Form 10-Q for the period ended September 30, 2003.)

10.16	Amendment No. 3 to Credit Agreement dated as of September 26, 2003. (Filed as exhibit 10.3 on Form 10-Q for the period ended September 30, 2003.)
10.17	Amendment No. 4 to Credit Agreement dated as of November 13, 2003. (Filed as exhibit 10.4 on Form 10-Q for the period ended September 30, 2003.)
10.18***	Rocky Mountain Steel Mills Labor Dispute Settlement Agreement and Attachment J. (Filed as exhibit 10.18 to the Registration Statement on Form S-3 (SEC Reg. No. 333-118959).)
10.19	Modification Agreement dated as of September 10, 2004. (Filed as exhibit 10.19 to the Registration Statement on Form S-3 (SEC Reg. No. 333-118959).)
10.20	Rocky Mountain Steel Mills-United Steelworkers of America Back Pay Trust Agreement. (Filed as exhibit 10.20 to the Registration Statement on Form S-3 (SEC Reg. No. 333-118959).)
10.21
Collective Bargaining Agreement dated as of January 14, 2004, between Rocky Mountain Steel Mills and United Steelworkers of America Local 2102, together with Schedule of Omitted Exhibits and Summary of Material Differences From Collective Bargaining Agreement filed herewith. (Filed as exhibit 10.21 to Form 10-K for the period ended December 31, 2004.)

Exhibit Number	Description
18.0	Certifying Accountant’s Preferability Letter. (Filed as exhibit 18.0 on Form 10-Q for the period ended June 30, 2003.)
21.0	Subsidiaries of registrant. (Filed as exhibit 21.0 on Form 10-K for the period ended December 31, 2004.)
23.0	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.
23.1	Consent of Independent Registered Public Accounting Firm — KPMG
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed as exhibit 31.1 for the period ended December 31, 2004.)
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed as exhibit 31.2 for the period ended December 31, 2004.)
32.1	CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed as exhibit 32.0 for the period ended December 31, 2004.)
99.0	Partnership Agreement dated as of January 2, 1992, by and between Camrose Pipe Corporation and Stelcam Holding, Inc. (Filed as exhibit 28.0 to Form 8-K dated June 30, 1992.)

*	The Company will furnish to stockholders a copy of the exhibit upon payment of $.35 per page to cover the expense of furnishing such copies. Requests should be directed to Jeff S. Stewart, Corporate Controller, Oregon Steel Mills, Inc., PO Box 5368, Portland, Oregon 97228.

**	Management contract or compensatory plan.

***	Certain Exhibits and Schedules to this Exhibit are omitted. A list of omitted Exhibits is provided in the Exhibit and the Registrant agrees to furnish to the Commission as a supplement a copy of any omitted Exhibits or Schedules upon request.

SIGNATURES REQUIRED FOR FORM 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oregon Steel Mills, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OREGON STEEL MILLS, INC.
(Registrant)

By	/s/ James E. Declusin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oregon Steel Mills, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James E. Declusin (James E. Declusin)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ L. Ray Adams (L. Ray Adams)	Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2005

/s/ (Jeff S. Stewart) (Jeff S. Stewart)	Corporate Controller (Principal Accounting Officer)	March 16, 2005

/s/ William Swindells (William Swindells)	Chairman of the Board and Director	March 16, 2005

/s/ Harry L. Demorest (Harry L. Demorest)	Director	March 16, 2005

/s/ William P. Kinnune (William P. Kinnune)	Director	March 16, 2005

/s/ Carl W. Neun (Carl W. Neun)	Director	March 16, 2005

/s/ David L. Parkinson (David L. Parkinson)	Director	March 16, 2005

/s/ Stephen P. Reynolds (Stephen P. Reynolds)	Director	March 16, 2005

/s/ Frank M. Walker (Frank M. Walker)	Director	March 16, 2005

/s/ Brett Wilcox (Brett Wilcox)	Director	March 16, 2005