Form 10-Q
period 2005-03-31
OREGON STEEL MILLS INC
filed 2005-05-10
CIK 830260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to

Commission File Number     1-9887

OREGON STEEL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-0506370

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 S.W. Broadway, Suite 2200, Portland, Oregon	97205

(Address of principal executive offices)	(Zip Code)

(503) 223-9228

(Registrant’s telephone number, including area code)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant  is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value	35,428,588

Class	Number of Shares Outstanding (as of April 29, 2005)

OREGON STEEL MILLS, INC.

PART I.    FINANCIAL INFORMATION
Item 1.  Financial Statements

OREGON STEEL MILLS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)

	March 31, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $12,407 and none	$65,954	$77,026
Short-term investments	50,946	60,110
Trade accounts receivable, less allowance for doubtful accounts of $4,167 and $4,660	109,442	118,952
Inventories	333,843	235,010
Deferred income taxes	9,937	4,680
Other	14,191	9,881
Assets held for sale	28,337	28,448

Total current assets	612,650	534,107

Property, plant and equipment:
Land and improvements	20,794	19,934
Buildings	55,731	55,736
Machinery and equipment	793,128	795,571
Construction in progress	18,612	14,779

	888,265	886,020
Accumulated depreciation	(438,256)	(434,346)

Net property, plant and equipment	450,009	451,674

Intangibles, net	32,747	33,396
Other assets	15,526	10,524

TOTAL ASSETS	$1,110,932	$1,029,701

LIABILITIES
Current liabilities:
Current portion of long-term debt	$7,423	$2,459
Accounts payable	96,417	79,509
Accrued expenses	80,304	61,918
Liabilities related to assets held for sale	1,063	1,160

Total current liabilities	185,207	145,046
Long-term debt	321,315	313,699
Deferred employee benefits	77,932	76,607
Environmental liability	27,446	27,833
Deferred income taxes	18,686	5,164
Other long-term liabilities	79	138

Total liabilities	630,665	568,487

Minority interests	12,205	22,706

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 1,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 45,000 shares authorized; 35,429 and 35,338 shares issued and outstanding	354	353
Additional paid-in capital	360,372	359,350
Retained earnings	118,666	90,316
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(543)	(724)
Minimum pension liability	(10,787)	(10,787)

Total stockholders’ equity	468,062	438,508

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,110,932	$1,029,701

The accompanying notes are an integral part of the consolidated financial statements.

OREGON STEEL MILLS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2005	2004

Sales:
Product Sales	$288,832	$241,811
Freight	7,133	10,585

	295,965	252,396
Costs and expenses:
Cost of sales	220,096	214,600
Labor dispute settlement charges (Note 10)	—	7,000
Selling, general and administrative expenses	16,059	13,910
Incentive compensation	5,328	2,046
Gain on disposal of assets	(87)	(263)

	241,396	237,293

Operating income	54,569	15,103
Other income (expense):
Interest expense	(8,642)	(8,569)
Minority interests	(3,076)	355
Other income	1,505	637

Income before income taxes	44,356	7,526
Income tax expense	(16,006)	(2)

Net income	$28,350	$7,524

Basic income per share	$0.80	$0.28
Diluted income per share	$0.79	$0.28
Weighted average common shares and common share equivalents outstanding:
Basic	35,398	26,489
Diluted	35,676	26,661

The accompanying notes are an integral part of the consolidated financial statements.

OREGON STEEL MILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net income	$28,350	$7,524
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	9,731	9,791
Tax benefit on employee stock option plans	634	—
Deferred income taxes	8,265	(133)
Gain on disposal of assets	(87)	(263)
Minority interests	3,076	(355)
Other, net	884	516
Changes in current assets and liabilities:
Trade accounts receivables	9,510	(6,451)
Inventories	(98,833)	4,174
Operating liabilities	26,523	(23,212)
Labor dispute settlement charges (Note 10)	—	7,000
Other	(3,275)	6,088

Net cash provided (used) by operating activities	(15,222)	4,679

Cash flows from investing activities:
Purchases of short-term investments	(9,292)	—
Sales and maturities of short-term investments	18,500	—
Additions to property, plant and equipment	(7,983)	(4,335)
Proceeds from disposal of property and equipment	132	339
Investment in Camrose Pipe Company	(18,603)	—
Other, net	(44)	(40)

Net cash used by investing activities	(17,290)	(4,036)

Cash flows from financing activities:
Net borrowings under Canadian bank revolving loan facility	12,795	—
Proceeds from bank debt	—	174,597
Payments on bank and long-term debt	(508)	(174,597)
Proceeds from common stock issued under stock options	389	247
Change in book overdrafts	8,770	—

Net cash provided by financing activities	21,446	247

Effects of foreign currency exchange rate changes on cash	(6)	(162)

Net increase (decrease) in cash and cash equivalents	(11,072)	728
Cash and cash equivalents at the beginning of period	77,026	5,770

Cash and cash equivalents at the end of period	$65,954	$6,498

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$15,825	$15,262
Income taxes	$286	$95
Non-cash activities:
See Note 11 for a description of the non-cash consolidation of Oregon Feralloy Partners.

The accompanying notes are an integral part of the consolidated financial statements.

OREGON STEEL MILLS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.       Basis of Presentation

          The consolidated financial statements include all wholly owned and those majority owned subsidiaries over which Oregon Steel Mills, Inc. (“Company”) exerts management control.  Non-controlled subsidiaries and affiliates are accounted for using the equity method.  Material wholly owned and majority owned subsidiaries of the Company are wholly owned Camrose Pipe Corporation (“CPC”), which does business as Columbia Structural Tubing (“CST”) and which, through ownership in another corporation, holds a 100 percent interest in the Camrose Pipe Company (“Camrose”), which owns the Camrose pipe mill; a 60 percent interest in Oregon Feralloy Partners (“OFP”) and 87 percent owned New CF&I, Inc. (“New CF&I”), which owns a 95.2 percent interest in CF&I Steel, L.P. (“CF&I”).  The Company also directly owns an additional 4.3 percent interest in CF&I.  In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills (“RMSM”).  New CF&I owns a 100 percent interest in the Colorado and Wyoming Railway Company.  All significant inter-company balances and transactions have been eliminated.

          The unaudited financial statements include estimates and other adjustments, consisting of normal recurring accruals and other charges as described in Note 10 to the Consolidated Financial Statements, “Contingencies – Labor Matters – CF&I Labor Dispute Settlement – Accounting” which, in the opinion of management, are necessary for a fair presentation of the interim periods.  Results for an interim period are not necessarily indicative of results for a full year.  Reference should be made to the Company’s 2004 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

Recent Accounting Pronouncements

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company is in the process of assessing the impact of adopting this new standard.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.”  The guidance in Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  The Company does not believe that the adoption of SFAS No. 153 will have a material impact on the Consolidated Financial Statements.

          In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.”  Generally, the approach in Statement 123R is similar to the approach described in SFAS 123, however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosures seen in Note 2 to the Consolidated Financial Statements, “Stock-Based Compensation,” will no longer be an alternative. The Securities and Exchange Commission has amended the compliance dates originally established by SFAS No. 123R, and the adoption of this standard is required for fiscal years beginning after June 15, 2005. The Company is in the process of assessing the impact of adopting this new standard.

Reclassifications

          Certain reclassifications have been made to the prior periods to conform to the current year presentation.  Such reclassifications do not affect results of operations as previously reported.

2.       Stock-Based Compensation

          The Company has two stock-based compensation plans to make awards of options to officers, key employees and non-employee directors. The Company accounts for its plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.   No stock-based compensation cost is reflected in net income from these plans, as all options granted under these plans had exercise prices equal to the market value of the underlying common stock at the date of grant.  Options have a term of ten years and generally vest over one to three years from the date of the grant.

          The following table illustrates the effect on net income and earnings per share as if the Black-Scholes fair value method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, had been applied to the Company’s stock option plans.

	Three Months Ended March 31,

	2005	2004

	(In thousands, except per share amounts)
Net income, as reported	$28,350	$7,524
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(75)	(28)

Pro forma net income	$28,275	$7,496

Income per share:
Basic – as reported	$0.80	$0.28
Basic – pro forma	$0.80	$0.28
Diluted – as reported	$0.79	$0.28
Diluted – pro forma	$0.79	$0.28

          The Company did not award options during the three months ended March 31, 2005 and 2004.

3.       Inventories

          Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method.  The components of inventories are as follows:

	March 31, 2005	December 31, 2004

	(In thousands)
Raw materials	$18,073	$20,168
Semi-finished product	215,536	136,362
Finished product	70,551	50,073
Stores and operating supplies	29,683	28,407

Total inventories	$333,843	$235,010

          Semi-finished product includes Company manufactured and purchased steel plate and coil that will be converted into finished welded pipe or structural tubing product by the Company.

4.       Comprehensive Income

	Three Months Ended March 31,

	2005	2004

	(In thousands)
Net income	$28,350	$7,524
Foreign currency translation adjustment	181	(162)

Comprehensive income	$28,531	$7,362

5.       Debt, Financing Arrangements and Liquidity

          Debt balances were as follows:

	March 31, 2005	December 31, 2004

	(In thousands)
10% First Mortgage Notes due 2009	$305,000	$305,000
Less unamortized discount on 10% Notes	(2,602)	(2,721)
OFP Term Loan	8,000	8,500
CPC Mortgage Loan	3,542	3,549
Camrose Revolving Bank Loan	14,798	1,830

Total debt outstanding	328,738	316,158
Less current portion of OFP Term Loan	(2,423)	(2,423)
Less current portion of CPC Mortgage Loan	(40)	(36)
Less current portion of Camrose Revolving Bank Loan	(4,960)	—

Non-current maturity of long-term debt	$321,315	$313,699

          On July 15, 2002, the Company issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%.  Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of the Company (exclusive of CPC and OFP), excluding accounts receivable, inventory, and certain other assets.  As of March 31, 2005, the Company had outstanding $305.0 million of principal amount under the 10% Notes.  The Indenture under which the 10% Notes were issued contains restrictions (except for CPC and OFP) on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company’s net income, as defined. New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.  At any time on or after July 15, 2006, the 10% Notes will be redeemable at the option of the Company, in whole or in part at a set range of redemption prices.  If redeemed during the twelve month period beginning July 15, 2006 the price is 105% of the principal amount, plus accrued and unpaid interest and any liquidated damages, as defined.  The redemption price adjusts to 102.5% and 100%, respectively, for the two subsequent twelve month periods.

          On March 29, 2000, OFP entered into a seven-year $14.0 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility.  Amounts outstanding under the loan agreement bear interest based on the LIBOR rate plus a margin ranging from 1.25% to 3.00%, and as of March 31, 2005, there was $8.0 million of principal outstanding of which $2.4 million was classified as current. The loan is secured by all the assets of OFP. The loan agreement contains various restrictive covenants including a minimum tangible net worth amount, a minimum debt service coverage ratio, and a specified amount of insurance coverage. Principal payments are accelerated for excess cash flows, as defined. Excess cash flows generated in 2004 resulted in $423,000 of additional 2005 principal payments in addition to the normal payment schedule. The creditors of OFP have no recourse to the general credit of the Company.  Effective January 1, 2004, the Company included the OFP loan balance in the consolidated balance sheet as a result of the adoption of FIN 46R.  See Note 11 to the Consolidated Financial Statements, “Joint Venture and Adoption of FIN 46R – Consolidation of Variable Interest Entities.”

          On September 17, 2004, CPC entered into a ten-year loan agreement related to an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement. CPC’s share of the debt is $3.5 million. Amounts outstanding under the loan agreement bear interest at a rate of 6.57%.  As of March 31, 2005, CPC’s share of the principal outstanding was $3.5 million of which $40,000 was classified as current. The loan is secured by the warehouse and contains various restrictive covenants on CPC including minimum income and cash flow requirements, a minimum debt service coverage amount and limitations on incurring new or additional debt obligations other than as allowed by the loan agreement.

          On March 29, 2005, the Company entered into a Letter of Credit Facility Agreement (“New Credit Agreement”) with U.S. Bank National Association.  The New Credit Agreement replaces the Credit Agreement dated as of July 12, 2002, as amended (“Old Credit Agreement”), which provided for a $65.0 million revolving credit and would have expired on June 30, 2005.  The Old Credit Agreement was maintained by the Company, New CF&I, CF&I, and Colorado and Wyoming Railway Company (“Borrowers”). The Old Credit Agreement was terminated on March 29, 2005, at which time there were no outstanding borrowings, however, as of March 31, 2005, the Company had $12.4 million of restricted cash as collateral supporting $11.8 million of letters of credit associated with the Old Credit Agreement.  The Borrowers did not incur any early termination penalties in connection with the termination of the Old Credit Agreement.  The New Credit Agreement provides for a maximum borrowing of $25.0 million for the sole purpose of issuing letters of credit and terminates on March 29, 2006.  Under the New Credit Agreement, the Company agrees to pay an issuance fee of the greater of $100 or the face amount of a letter of credit multiplied by 0.125% and a fee, payable quarterly in arrears, at a rate of 0.50% per annum of the average aggregate undrawn face amount of all outstanding letters of credit during the preceding calendar quarter.  The New Credit Agreement contains certain customary covenants for credit facilities of this type, such as provisions regarding compliance with laws, taxes, notice to issuers and financial information and will be secured by restricted cash.  As of March 31, 2005, there was no restricted cash associated with the New Credit Agreement.

          Camrose maintains a CDN $15.0 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. Amounts under the facility bear interest based on the prime rate.  The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose’s eligible trade accounts receivable and inventories. The credit facility contains various restrictive covenants including a minimum tangible net worth amount. This facility expires in September 2006. At March 31, 2005, there were no restricted amounts for outstanding letters of credit. On February 14, 2005, Camrose amended its existing loan agreement with the Canadian bank to include a temporary credit facility for an additional CDN $10.0 million.  Any amounts drawn on the temporary credit facility will bear interest at the prime rate and will have to be repaid by July 31, 2005.  All other terms of the temporary credit facility are consistent with the original credit facility.  As of March 31, 2005, the interest rate of this facility was 4.25%.  Annual commitment fees are 0.25% of the unused portion of the credit line.  At March 31, 2005, there was a $14.8 million outstanding balance due under the credit facility.

          As of March 31, 2005, principal payments on debt are due as follows (in thousands):

2005	$6,923
2006	11,880
2007	4,122
2008	48
2009	305,051
2010	55
2011 and thereafter	3,261

$331,340

6.       Income Taxes

          The effective income tax expense rate was  36.1% for the three months ended March 31, 2005, as compared to a tax expense rate of less than 1.0% in the corresponding period in 2004. The effective income tax rate for the three months ended March 31, 2005 varied from the combined state and federal statutory rate principally because the Company recorded tax benefits associated with export sales. The effective income tax rate for the three months ended March 31, 2004 varied from the combined state and federal statutory rate principally because the Company reversed a portion of the valuation allowance ($3.2 million), established in 2003, for certain federal and state net operating loss carry-forwards, state tax credits and alternate minimum tax credits.

          SFAS No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded.  Based on this guidance, the Company reduced the valuation allowance by $0.2 million and $3.2 million for the three months ended March 31, 2005 and 2004, respectively, due to reduced uncertainty regarding the realization of deferred tax assets.  At March 31, 2005, the valuation allowance for deferred assets was $7.8 million.

          The Company will continue to evaluate the need for valuation allowances in the future.  Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.

7.       Net Income Per Share

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

Shares used in calculating basic and diluted earnings per share for the three-month period ended March 31 are as follows:

	Three Months Ended March 31,

	2005	2004

	(In thousands, except per share amounts)
Basic weighted average shares outstanding	35,398	26,489
Dilutive effect of employee stock options	278	172

Weighted average number of shares outstanding assuming dilution	35,676	26,661

Net income	$28,350	$7,524

Basic income per share:	$0.80	$0.28
Diluted income per share:	$0.79	$0.28

8.       Employee Benefit Plans

          The Company has noncontributory defined benefit retirement plans, certain health care and life insurance benefits, and qualified Thrift (401(k)) plans covering all of its eligible domestic employees.  The Company also has noncontributory defined benefit retirement plans covering all of its eligible Camrose employees.

          Components of net periodic benefit cost related to the defined benefit and certain health care and life insurance benefit plans were as follows:

	Three Months Ended March 31,

	2005	2004

	(In thousands)
Service cost	$1,218	$1,206
Interest cost	2,849	2,206
Expected return on plan assets	(2,084)	(1,722)
Amortization of unrecognized net loss	299	420
Amortization of unrecognized net transition asset	49	49
Amortization of unrecognized prior service cost	802	30

Total net periodic benefit cost	$3,133	$2,189

          The Company made contributions of $3.8 million to its pension plans for the three months ended March 31, 2005.  No contributions were made during the three months ended March 31, 2004.  The Company expects to make additional contributions of $3.7 million in 2005.

9.       Concentrations

          The Company’s Portland, Oregon steel mill (“Portland Mill”) purchases steel slab from a number of foreign producers.  Any interruption or reduction in the supply of steel slab may make it difficult or impossible to satisfy customers’ delivery requirements, which could have a material adverse effect on the Company’s results of operations.  In 2004, the Company had two major suppliers of steel slab.  It is expected that these companies, in addition to other foreign and domestic slab suppliers, will also be major suppliers of steel slab to the Company in 2005.  Most of the steel slabs the Company purchases are delivered by ship.  Any disruption to port operations, including those caused by a labor dispute involving longshoreman or terrorism, could materially impact the supply or the cost of steel slabs, which could have a material adverse effect on the Company’s production, sales levels and profitability.

10.       Contingencies

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

Oregon Steel Division

          In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality (“DEQ”) committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Company’s Portland Mill may have affected sediment quality in the Willamette River.  Based on preliminary findings, the Company is conducting a full remedial investigation (“RI”), including areas of investigation throughout the Portland Mill, and has committed to implement source control if required.  The Company’s best estimate for costs of the RI study is approximately $837,000 over the next two years. Accordingly, the Company has accrued a liability of $837,000 as of March 31, 2005. The Company has also recorded a $837,000 receivable for insurance proceeds that are expected to cover these RI costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI costs as incurred.  Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company’s results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs.  The Company is unable at this time to determine if the likelihood of an unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.

          In a related matter, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency (“EPA”), identifying it, along with 68 other entities, as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to contamination in a portion of the Willamette River that has been designated as the “Portland Harbor Superfund Site.”  The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the Portland Harbor Superfund Site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability.  At this time, nine private and public entities have signed an Administrative Order on Consent (“AOC”) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Superfund Site under EPA oversight.  The RI/FS is expected to be completed in 2008.  Although the Company did not sign the original AOC, the Company is a member of the Lower Willamette Group, which is funding that investigation, and the Company signed a Coordination and Cooperation Agreement with the EPA that binds the Company to all terms of the AOC.  As a best estimate of the Company’s share of the remaining RI/FS costs, which are expected to be incurred in the next three to four years, the Company has accrued a liability of $1.1 million as of March 31, 2005.  The Company has also recorded a $1.1 million receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred.  At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by identified PRPs.  In addition, in June 2003, the Company signed a Funding and Participating Agreement whereby the Company, with nine other industrial and municipal parties, agreed to fund a joint effort with federal, state and tribal trustees to study potential natural resource damages in the Portland Harbor. The Company, along with eight of the nine other industrial and municipal parties, withdrew from the agreement, effective October 1, 2004, because of the inability to reach agreement with the trustees with respect to the assessment to be conducted. The Company intends to continue to work with interested parties to assess natural resources damages. The Company estimates its financial commitment in connection with future natural resource damage assessment to be approximately $335,000.  Based on this estimate, the Company has accrued a liability of $335,000 as of March 31, 2005.  The Company has also recorded a $335,000 receivable for insurance proceeds that are expected to cover these costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these costs as incurred. In connection with these matters, the Company could incur additional costs associated with investigation, remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company’s results of operations.  The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA, or natural resource damages and restoration that may be sought by federal, state and tribal natural resource trustees.

          In 2003, the wastewater treatment system at the Napa pipe mill overflowed on at least two occasions.  These overflows are being investigated by several governmental agencies, including the EPA and the Napa County Department of Environmental Management.  In connection with these matters, the Company installed a stormwater management system in 2004.  In the future, the Company may be required to undertake certain additional capital improvements and/or be subject to fines or penalties.  Based on currently available information, the Company does not believe these matters will be material to the Company’s results of operations or cash flows.

RMSM Division

          In connection with the acquisition of the steelmaking and finishing facilities located in Pueblo, Colorado (“Pueblo Mill”), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner’s operations.  CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million.  CF&I’s estimate of this liability was based on two initial remediation investigations conducted by environmental engineering consultants, and included costs for the

Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions.  In October 1995, CF&I and the Colorado Department of Public Health and Environment (“CDPHE”) finalized a postclosure permit for hazardous waste units at the Pueblo Mill.  As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years.  The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist.  In 2004, the Company contracted two environmental engineering consultants to conduct remediation investigations of the remaining SWMU’s.  The cost estimates provided by the consultants for the SWMU’s, for which remediation work had not already commenced, were $24.0 million and $25.0 million.  The Company determined the best estimate was the average of the two studies, or $24.5 million, which was $1.6 million more than previously accrued. At March 31, 2005, there were 60 SWMU’s that still required remediation.  At March 31, 2005, the total accrued liability for all remaining SWMU’s was $25.6 million, of which $23.9 million was classified as non-current on the Company’s consolidated balance sheet.

          The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action (“Action”) in the second quarter of 2000.  In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the “State Consent Decree”).  The State Consent Decree provided for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services, all of which have been paid as of March 31, 2005. CF&I is also required to make certain capital improvements expected to cost approximately $30.3 million, including converting to the new single New Source Performance Standards Subpart AAa (“NSPS AAa”) compliant furnace discussed below.  The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration (“PSD”) air permit.  The PSD permit was issued June 21, 2004.  CF&I anticipates completing the furnace capital improvements in  October 2005.

          In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA.  This determination was contrary to an earlier “grandfather” determination first made in 1996 by CDPHE.  CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003.  In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new single NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $30.3 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill.  The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. As of March 31, 2005, the non-capital expenditures have been paid.  Under this settlement and the settlement with the CDPHE, the Company is subject to certain stipulated penalties if it fails to comply with the terms of the settlement.  In March 2004, the CDPHE notified CF&I of alleged violations of the State Consent Decree relating to opacity.  In June 2004, the CDPHE assessed stipulated penalties of $270,000.  On July 26, 2004, CF&I sought judicial review of the determination.  At this time, no date for a hearing has been set.  In addition to these penalties, the Company may in the future incur additional penalties related to this matter.  To date, such penalties have not been material to its results of operations and cash flows; however, the Company cannot be assured that future penalties will not be material.

          In response to the CDPHE settlement and subsequent alleged violations and the resolution of the EPA action, CF&I expensed  $130,000 and $132,000 for the three months ended March 31, 2005 and 2004, respectively, for possible fines and non-capital related expenditures.  As of March 31, 2005, the remaining accrued liability was approximately $1.1 million.

          In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the Clean Air Act Amendments (“CAA”) requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards.  The Title V permit has been modified several times and gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. The decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and to a much lesser degree, if necessary, purchasing semi-finished steel (“billets”) for conversion into rod products at spot market prices.  Pricing and availability of billets is subject to significant volatility.

Labor Matters

CF&I Labor Dispute Settlement

          On January 15, 2004, the Company announced a tentative agreement to settle the labor dispute between the United Steelworkers of America (“Union”) and CF&I that had been ongoing since October 1997 and on September 10, 2004 the settlement was finalized and became effective (the “Settlement”). The Settlement resulted in the dismissal of all court actions between CF&I and the Union relating to the labor dispute and environmental matters and the conditional withdrawal of charges by the United States National Labor Relations Board. The settlement also included the ratification of new five-year collective bargaining agreements and called for the establishment of a trust and on September 10, 2004, the Rocky Mountain Steel Mills – United Steelworkers of America Back Pay Trust (“Trust”) was established. As part of the tentative settlement the Company had originally planned to issue four million shares of the Company’s common stock to the Trust on behalf of CF&I.  On September 10, 2004, the parties agreed instead that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Company’s common stock in an underwritten stock offering.

          The Settlement also included payment by CF&I of: (1) a cash contribution of $2,500 for each beneficiary, a total of $2.5 million and (2) beginning on the effective date of the Settlement, a ten year profit participation obligation (“Back Pay Profit Sharing Obligation” or “BPPSO”) consisting of 25% of CF&I’s quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3.0 million per year for 2004 through 2008 and $4.0 million per year for 2009 through 2013; these cap amounts are subject to a carryforward/carryback provision described in the Settlement documents.  The beneficiaries are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which are effected through the new five-year collective bargaining agreements, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees’ actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 and who do not choose to elect or do not qualify for early retirement, will be immediately eligible to apply for and receive qualified long-term disability (“LTD”) benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes the Company’s agreement to nominate a director designated by the Union on the Company’s board of directors, and to a broad-based neutrality clause for certain of the Company’s facilities in the future.

CF&I Labor Dispute Settlement – Accounting

          The Company recorded charges of $31.1 million in 2003 related to the tentative Settlement obligation.  The charge consisted of (1) $23.2 million for the value of four million shares of the Company’s common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above.  As noted above, on September 10, 2004, the parties agreed that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Company’s common stock in an underwritten stock offering.  On September 29, 2004, the public offering price was established at $16.00 per share, and $64.0 million was paid to the Trust in the fourth quarter of 2004.  In 2004, the Company recorded a charge of $45.4 million ($7.0 million, $31.9 million, $4.5 million and $2.0 million for 2004 quarters ended March 31, June 30, September 30 and December 31, respectively) related to the Settlement obligation consisting of (1) $40.8 million for the incremental change in value of the four million shares of the Company’s common stock, (2) $8.9 million in retirement benefits for the 200 employees who accepted the early retirement benefits, which were partially offset by (3) a reduction of $4.3 million of the existing LTD accrual.  At March 31, 2005, $1.1 million was accrued for LTD benefits.  Beneficiaries have until September 2005 to claim LTD benefits and this accrual will continue to be adjusted as better claims information becomes available.  The Company recorded charges of $3.4 million and $1.6 million for the three months ended, March 31, 2005 and 2004, respectively, for the BPPSO and related payroll taxes, which were classified as selling, general and administrative expenses.

Purchase Commitments

          Effective January 8, 1990, the Company entered into an agreement, which was subsequently amended on December 7, 1990 and again on April 3, 1991, to purchase a base amount of oxygen produced from a facility located at the Company’s Portland Mill.  The oxygen facility is owned and operated by an independent third party.  The agreement expires in August 2011 and specifies that the Company will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at March 31, 2005 was approximately $139,000.  In addition, the agreement does not currently provide benefit to the Company’s operations as the Portland Mill’s melt shop is currently not in use. If the Company determines the melt shop will not reopen or decides to terminate the agreement, it will incur an expense for contract termination costs. The Company estimates the cancellation and buyout costs could range from $3.0 million to $5.5 million, depending on the negotiation of the settlement. None of the future costs of the contract have been accrued in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” as the company has not effectively ceased its rights under the contract.

          A separate contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and was subsequently amended on December 15, 1994.  The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index.  The monthly base charge at March 31, 2005 was $123,000.

          The Company purchases electricity used at the Pueblo Mill from an independent third party under an agreement that expires in May 2008.  This commitment specifies that the Company will pay a minimum monthly charge of $33,000 per month.

          In March 2005, the Company entered into an agreement to purchase the manufacturing equipment for the Company’s new spiral weld large diameter line pipe mill, which will be located at the Company’s Portland Mill. The agreement specifies that the Company will pay approximately $17.9 million for the delivery and installation of the machinery, which will be paid in installments as certain performance milestones are reached by the vendor. The construction of the spiral weld mill is expected to be completed in the first quarter of 2006.

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

          The CPC loan of $3.5 million as of March 31, 2005 was entered into for an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement.  The Company is not a guarantor for CPC’s co-tenant’s share; however, CPC is a co-borrower and is jointly and severally liable in the event of default by the other co-tenant or its respective guarantors.  The co-tenant’s share of the loan was $3.5 million as of March 31, 2005.  Two owners of the co-tenant are personal guarantors of the entire loan.  The Company believes that the co-tenant has sufficient liquidity to pay its share of the loan.

11.     Joint Venture and Adoption of FIN 46R – Consolidation of Variable Interest Entities

          In June 1999, a wholly-owned subsidiary of the Company and Feralloy Oregon Corporation (“Feralloy”) formed OFP to construct a temper mill and a cut-to-length (“CTL”) facility (“Facility”) with an annual stated capacity of 300,000 tons to process CTL plate from steel coil produced at the Company’s Portland Mill. The Facility commenced operations in May 2001.  The Company has a 60% profit/loss interest and Feralloy, the managing partner, has a 40% profit/loss interest in OFP.  Each partner holds 50% voting rights as an owner of OFP.  The Company is not required to, nor does it currently anticipate it will, make other contributions of capital to fund operations of OFP.  However, the Company is obligated to supply a quantity of steel coil for processing through the Facility of not less than 15,000 tons per month.  In the event that the three month rolling average of steel coil actually supplied for processing is less than 15,000 tons and OFP operates at less than breakeven (as defined in the Joint Venture Agreement), then the Company is required to make a payment to OFP at the end of the three-month period equal to the shortfall.  At the end of each calendar year, the actual results are compared to the shortfall payment made by the Company to OFP. If the twelve month calculation results in a shortfall payment that is less than the amount paid by the Company, then the Company is owed a refund for the difference. The Company recorded a charge of $171,000 and $220,000 related to the shortfall for the three months ended March 31, 2005 and 2004, respectively.

          The Company adopted FIN 46R “Consolidation of Variable Interest Entities” on January 1, 2004, which resulted in the consolidation of OFP’s operations. The cumulative impact of the adoption of this accounting standard on retained earnings was zero as the Company believes the fair value of OFP approximated its carrying value.  OFP primarily owns land improvements, a building, equipment and other operating assets, all of which are collateral for the $8.0 million bank debt of OFP.  The creditors of OFP have no recourse to the general credit of the Company.  The financial statement impact was to increase current assets by $1.7 million, increase net property, plant and equipment by $15.0 million, decrease other assets by $3.5 million, increase current liabilities by $3.4 million, increase long-term debt by $7.5 million (consisting of bank debt) and increase minority interest by $2.3 million.

12.     Business Combinations

          On March 30, 2005, Canadian National Steel, a wholly owned subsidiary of CPC, purchased the 40 percent partnership interest in Camrose previously owned by a subsidiary of Stelco, Inc., and the Company now indirectly owns 100 percent of Camrose.  The Company has recorded the acquisition in accordance with SFAS No. 141, “Business Combinations.”  The purchase price, including acquisition related costs, was $18.6 million.  There are no contingent payments or any other material future obligations related to the acquisition.   Considering the timing of the acquisition date, the Company had not finalized the purchase price allocation at March 31, 2005.  The Company recorded $5.4 million as unallocated purchase price in long-term assets and has eliminated all minority interest associated with Camrose from its consolidated balance sheet.

13.     Assets Held for Sale

          In July 2004, the Company idled its Napa, California pipe mill (“Napa mill”).  In December 2004, the Company announced the permanent closure of the Napa mill and has engaged with third parties to market the pipe mill equipment and real estate.  The assets held for sale consist of land, buildings and machinery and equipment with net book value balances of $9.5 million, $3.3 million and $15.5 million, respectively.  The liabilities related to assets held for sale of $1.1 million consist of environmental reserves.  The Company believes the market value for these assets are in excess of book value at March 31, 2005 and that the assets will be sold in 2005.

NEW CF&I, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share and share amounts)

	March 31, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16	$1
Trade accounts receivable, net of allowance for doubtful accounts of $1,184 and $1,083	46,694	46,643
Inventories	100,235	70,940
Deferred income taxes	3,844	3,610
Other	2,867	3,376

Total current assets	153,656	124,570

Property, plant and equipment:
Land and improvements	3,301	3,301
Buildings	19,836	19,836
Machinery and equipment	274,102	273,126
Construction in progress	9,474	7,702

	306,713	303,965
Accumulated depreciation	(153,494)	(149,595)

Net property, plant and equipment	153,219	154,370

Intangibles, net	31,840	32,481
Non-current deferred income taxes	49,944	52,790
Minority interest	6,680	7,136

TOTAL ASSETS	$395,339	$371,347

LIABILITIES
Current liabilities:
Accounts payable	$30,038	$40,413
Accrued expenses	29,137	28,171

Total current liabilities	59,175	68,584
Long-term debt - Oregon Steel Mills, Inc.	314,283	288,730
Environmental liability	25,143	25,596
Deferred employee benefits	47,681	46,467

Total liabilities	446,282	429,377

Redeemable common stock, 26 shares issued and outstanding	21,840	21,840

Commitments and contingencies (Note 4)
STOCKHOLDERS’ DEFICIT
Common stock, par value $1 per share, 1,000 shares authorized; 200 shares issued and outstanding	1	1
Additional paid-in capital	16,603	16,603
Accumulated deficit	(85,715)	(92,802)
Accumulated other comprehensive loss:
Minimum pension liability	(3,672)	(3,672)

Total stockholders’ deficit	(72,783)	(79,870)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$395,339	$371,347

The accompanying notes are an integral part of the consolidated financial statements.

NEW CF&I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2005	2004

Sales:
Product sales	$120,723	$102,990
Freight	3,104	3,780

	123,827	106,770
Costs and expenses:
Cost of sales	95,800	95,511
Labor dispute settlement charges (Note 4)	—	7,000
Selling, general and administrative expenses	7,629	5,520
Incentive compensation	2,071	560
Gain on disposal of assets	(87)	(261)

	105,413	108,330

Operating income (loss)	18,414	(1,560)
Other income (expense):
Interest expense	(7,143)	(6,127)
Minority interests	(456)	380
Other income	57	62

Income (loss) before income taxes	10,872	(7,245)
Income tax benefit (expense)	(3,785)	3,535

Net income (loss)	$7,087	$(3,710)

The accompanying notes are an integral part of the consolidated financial statements.

NEW CF&I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net income (loss)	$7,087	$(3,710)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	4,905	4,681
Deferred income taxes	2,612	(3,879)
Gain on disposal of assets	(87)	(261)
Minority interests	456	(380)
Other, net	156	(413)
Changes in current assets and liabilities:
Trade accounts receivable	(51)	762
Inventories	(29,295)	(6,011)
Accounts payable	(10,375)	783
Accrued expenses	966	3,004
Other	1,724	377

Net cash used by operating activities	(21,902)	(5,047)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,723)	(1,165)
Proceeds from disposal of assets	87	337

Net cash used by investing activities	(3,636)	(828)

Cash flows from financing activities:
Borrowings from Oregon Steel Mills, Inc.	82,273	65,904
Payments to Oregon Steel Mills, Inc.	(56,720)	(60,024)

Net cash provided by financing activities	25,553	5,880

Net increase in cash and cash equivalents	15	5
Cash and cash equivalents at the beginning of period	1	5

Cash and cash equivalents at the end of period	$16	$10

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$7,074	$6,282

The accompanying notes are an integral part of the consolidated financial statements.

NEW CF&I, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.       Basis of Presentation

          The consolidated financial statements include the accounts of New CF&I, Inc. and its subsidiaries (“New CF&I”). New CF&I owns a 95.2 percent interest in CF&I Steel, L.P. (“CF&I”), which is one of New CF&I’s principal subsidiaries.  Oregon Steel Mills, Inc. (“Oregon Steel”) holds an 87 percent ownership interest in New CF&I. Oregon Steel also owns directly an additional 4.3 percent interest in CF&I.   In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills.  New CF&I also owns a 100 percent interest in the Colorado and Wyoming Railway Company, which is a short-line railroad servicing CF&I. All significant intercompany balances and transactions have been eliminated.

          The unaudited financial statements include estimates and other adjustments, consisting of normal recurring accruals and other charges, as described in Note 4 to the Consolidated Financial Statements, “Contingencies – Labor Matters - CF&I Labor Dispute Settlement – Accounting” which, in the opinion of management, are necessary for a fair presentation of the interim periods.  Results for an interim period are not necessarily indicative of results for a full year.  Reference should be made to the Oregon Steel 2004 Form 10-K for additional New CF&I disclosures including a summary of significant accounting policies.

Recent Accounting Pronouncements

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, and Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  New CF&I is in the process of assessing the impact of adopting this new standard.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.”  The guidance in Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  New CF&I does not believe that the adoption of SFAS No. 153 will have a material impact on the Consolidated Financial Statements.

Reclassifications

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

2.       Inventories

          Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method.  The components of inventories are as follows:

	March 31, 2005	December 31, 2004

	(In thousands)
Raw materials	$16,783	$19,750
Semi-finished product	59,822	26,226
Finished product	12,034	13,504
Stores and operating supplies	11,596	11,460

Total inventories	$100,235	$70,940

3.       Long-term Debt

          Borrowing requirements for capital expenditures and working capital have been provided through three revolving loans from Oregon Steel to CF&I.  The loans include interest on the daily amount outstanding, paid monthly, at the rate of 10.65% per annum. The principal is due on demand or on December 31, 2006 if no demand is made.

          At March 31, 2005, principal payments on long-term debt were due as follows (in thousands):

2006	$314,283

          Oregon Steel is not required to provide financing to CF&I and, although the demand for repayment of the obligation is not expected before December 31, 2006, Oregon Steel may demand repayment of the loans at any time. If Oregon Steel were to demand repayment of the loans, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loans or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.

4.     Contingencies

Environmental

          In connection with the acquisition of the steelmaking and finishing facilities located in Pueblo, Colorado (“Pueblo Mill”), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner’s operations.  CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million.  CF&I’s estimate of this liability was based on two initial remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions.  In October 1995, CF&I and the Colorado Department of Public Health and Environment (“CDPHE”) finalized a postclosure permit for hazardous waste units at the Pueblo Mill.  As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years.  The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist.  In 2004, CF&I contracted two environmental engineering consultants to conduct remediation investigations of the remaining SWMU’s.  The cost estimates provided by the consultants for the SWMU’s, for which remediation work had not already commenced, were $24.0 million and $25.0 million.  CF&I determined the best estimate was the average of the two studies, or $24.5 million, which was $1.6 million more than previously accrued. At March 31, 2005, there were 60 SWMU’s that still required remediation.  At March 31, 2005, the total accrued liability for all remaining SWMU’s was $25.6 million, of which $23.9 million was classified as non-current on New CF&I’s consolidated balance sheet.

          The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action (“Action”) in the second quarter of 2000.  In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the “State Consent Decree”).  The State Consent Decree provided for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services, all of which have been paid as of March 31, 2005. CF&I is also required to make certain capital improvements expected to cost approximately $30.3 million, including converting to the new single New Source Performance Standards Subpart AAa (“NSPS AAa”) compliant furnace discussed below.  The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration (“PSD”) air permit.  The PSD permit was issued June 21, 2004.  CF&I anticipates completing the furnace capital improvements in October 2005.

          In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA.  This determination was contrary to an earlier “grandfather” determination first made in 1996 by CDPHE.  CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003.  In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new single NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $30.3 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill.  The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. As of March 31, 2005, the non-capital expenditures have been paid.  Under this settlement and the settlement with the CDPHE, CF&I is subject to certain stipulated penalties if it fails to comply with the terms of the settlement.  In March 2004, the CDPHE notified CF&I of alleged violations of the State Consent Decree relating to opacity.  In June 2004, the CDPHE assessed stipulated penalties of $270,000.  On July 26, 2004, CF&I sought judicial review of the determination.  At this time, no date for a hearing has been set.  In addition to these penalties, CF&I may in the future incur additional penalties related to this matter.  To date, such penalties have not been material to its results of operations and cash flows; however, CF&I cannot be assured that future penalties will not be material.

          In response to the CDPHE settlement and subsequent alleged violations and the resolution of the EPA action, CF&I expensed $130,000 and $132,000 for the three months ended March 31, 2005 and 2004, respectively, for possible fines and non-capital related expenditures.  As of March 31, 2005, the remaining accrued liability was approximately $1.1 million.

          In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the Clean Air Act Amendments (“CAA”) requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards.  The Title V permit has been modified several times and gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. The decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and to a much lesser degree, if necessary, purchasing semi-finished steel (“billets”) for conversion into rod products at spot market prices.  Pricing and availability of billets is subject to significant volatility.

Labor Matters

CF&I Labor Dispute Settlement

          On January 15, 2004, CF&I announced a tentative agreement to settle the labor dispute between the United Steelworkers of America (“Union”) and CF&I that had been ongoing since October 1997 and on September 10, 2004, the settlement was finalized and became effective (the “Settlement”). The Settlement resulted in the dismissal of all court actions between CF&I and the Union relating to the labor dispute and environmental matters and the conditional withdrawal of charges by the United States National Labor Relations Board. The settlement also included the ratification of new five-year collective bargaining agreements and called for the establishment of a trust and on September 10, 2004, the Rocky Mountain Steel Mills – United Steelworkers of America Back Pay Trust (“Trust”) was established. As part of the tentative settlement, Oregon Steel had originally planned to issue four million shares of Oregon Steel’s common stock to the Trust on behalf of CF&I.  On September 10, 2004, the parties agreed instead that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of Oregon Steel’s common stock in an underwritten stock offering.

          The Settlement also included payment by CF&I of: (1) a cash contribution of $2,500 for each beneficiary, a total of $2.5 million and (2) beginning on the effective date of the Settlement, a ten year profit participation obligation (“Back Pay Profit Sharing Obligation” or “BPPSO”) consisting of 25% of CF&I’s quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3.0 million per year for 2004 through 2008 and $4.0 million per year for 2009 through 2013; these cap amounts are subject to a carryforward/carryback provision described in the Settlement documents.  The beneficiaries are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which are effected through the new five-year collective bargaining agreements, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees’ actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 and who do not choose to elect or do not qualify for early retirement, will be immediately eligible to apply for and receive qualified long-term disability (“LTD”) benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes Oregon Steel’s agreement to nominate a director designated by the Union on  Oregon Steel’s board of directors, and to a broad-based neutrality clause for certain of the Oregon Steel’s facilities in the future.

CF&I Labor Dispute Settlement – Accounting

          CF&I recorded charges of $31.1 million in 2003 related to the tentative Settlement obligation.  The charge consisted of (1) $23.2 million for the value of four million shares of Oregon Steel’s common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above.  As noted above, on September 10, 2004, the parties agreed that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of Oregon Steel’s common stock in an underwritten stock offering.  On September 29, 2004, the public offering price was established at $16.00 per share, and $64.0 million was paid to the Trust in the fourth quarter of 2004.  In 2004, CF&I recorded a charge of $45.4 million ($7.0 million, $31.9 million, $4.5 million and $2.0 million for 2004 quarters ended March 31, June 30, September 30 and December 31, respectively) related to the Settlement obligation consisting of (1) $40.8 million for the incremental change in value of the four million shares of Oregon Steel’s common stock, (2) $8.9 million in retirement benefits for the 200 employees who accepted the early retirement benefits, which were partially offset by (3) a reduction of $4.3 million of the existing LTD accrual.  At March 31, 2005, $1.1 million was accrued for LTD benefits.  Beneficiaries have until September 2005 to claim LTD benefits and this accrual will continue to be adjusted as better claims information becomes available.  New CF&I recorded charges of $3.4 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively, for the BPPSO and related payroll taxes, which were classified as selling, general and administrative expenses.

Purchase Commitments

          A contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and was subsequently amended on December 15, 1994.  The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index.  The monthly base charge at March 31, 2005 was $123,000.

          CF&I purchases electricity used at the Pueblo Mill from an independent third party under an agreement that expires in May 2008.  This commitment specifies that CF&I will pay a minimum monthly charge of $33,000 per month.

Guarantees and Financing Arrangements

          On July 15, 2002, Oregon Steel issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%.  Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of Oregon Steel, excluding accounts receivable, inventory, and certain other assets.  As of March 31, 2005, Oregon Steel had outstanding $305.0 million of principal amount under the 10% Notes.  The Indenture under which the 10% Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of Oregon Steel’s net income, as defined. At March 31, 2005, $143.2 million was available for the payment of common stock dividends under these restrictions.  New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

          On March 29, 2005, Oregon Steel entered into a Letter of Credit Facility Agreement (“New Credit Agreement”) with U.S. Bank National Association.  The New Credit Agreement replaces the Credit Agreement dated as of July 12, 2002, as amended (“Old Credit Agreement”), which provided for a $65.0 million revolving credit and would have expired on June 30, 2005.  The Old Credit Agreement was maintained by Oregon Steel, New CF&I, CF&I, and Colorado and Wyoming Railway Company (“Borrowers”). The Old Credit Agreement was terminated on March 29, 2005, at which time there were no outstanding borrowings, however, as of March 31, 2005, Oregon Steel had $12.4 million of restricted cash as collateral supporting $11.8 million of letters of credit associated with the Old Credit Agreement.  The Borrowers did not incur any early termination penalties in connection with the termination of the Old Credit Agreement.  The New Credit Agreement provides for a maximum borrowing of $25.0 million for the sole purpose of issuing letters of credit and terminates on March 29, 2006.  Under the New Credit Agreement, Oregon Steel agrees to pay an issuance fee of the greater of $100 or the face amount of a letter of credit multiplied by 0.125% and a fee, payable quarterly in arrears, at a rate of 0.50% per annum of the average aggregate undrawn face amount of all outstanding letters of credit during the preceding calendar quarter.  The New Credit Agreement contains certain customary covenants for credit facilities of this type, such as provisions regarding compliance with laws, taxes, notice to issuers and financial information and will be secured by restricted cash.  As of March 31, 2005, there was no restricted cash associated with the New Credit Agreement.

Other Contingencies

          New CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters.  In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of New CF&I, its results of operations, and liquidity.

5.       Income Taxes

          The effective income tax expense rate was 34.8% for the three months ended March 31, 2005, as compared to a tax benefit rate of  48.8% in the corresponding period in 2004.  The effective income tax rate for the three months ended March 31, 2005 and 2004 varied from the combined state and federal statutory rate principally because Oregon Steel reversed a portion of the valuation allowance, established in 2003, for certain state net operating loss carry-forwards that were allocated to New CF&I as noted below.

          Oregon Steel files its income tax return as part of a consolidated group, for which a formal tax allocation agreement exists.  As a subsidiary of Oregon Steel, New CF&I is included in the consolidated group and thus does not file a separate tax return.  Under the terms of the tax allocation agreement, New CF&I is required to compute a separate tax liability as if it had filed a separate tax return and shall pay such amount to Oregon Steel.  Also, New CF&I will be compensated by Oregon Steel to the extent that tax benefits generated by New CF&I provide a benefit on a consolidated basis.  On this basis, New CF&I computes its stand alone tax assets and liabilities, and reflects such balances in its consolidated balance sheets.

          SFAS No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded.  Based on this guidance, Oregon Steel reduced the valuation allowance in the three months ended March 31, 2005 and 2004 due to reduced uncertainty regarding the realization of deferred tax assets.  New CF&I has been allocated $0.2 million and $0.9 million of this valuation allowance reduction for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, the valuation allowance for deferred tax assets was $7.8 million.

          New CF&I will continue to evaluate the need for valuation allowances in the future.  Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.

6.       Employee Benefit Plans

          New CF&I has noncontributory defined benefit retirement plans, certain health care and life insurance benefits, and qualified Thrift (401(k)) plans covering all of its eligible employees.

          Components of net periodic benefit cost related to the defined benefit and certain health care and life insurance benefit plans were as follows:

	Three Months Ended March 31,

	2005	2004

	(In thousands)
Service cost	$635	$586
Interest cost	1,304	759
Expected return on plan assets	(614)	(442)
Amortization of unrecognized net loss	91	231
Amortization of unrecognized prior service cost	788	18

Total net periodic benefit cost	$2,204	$1,152

          New CF&I made contributions of $3.4 million to its pension plans for the three months ended March 31, 2005.  No contributions were made during the three months ended March 31, 2004.  New CF&I expects to make additional contributions of $3.4 million in 2005.

CF&I STEEL, L.P.
BALANCE SHEETS
(In thousands)

	March 31, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, less allowance for doubtful accounts of $1,119 and $1,036	45,220	45,314
Inventories	99,843	70,624
Other	2,451	3,129

Total current assets	147,514	119,067

Property, plant and equipment:
Land and improvements	3,295	3,295
Buildings	18,443	18,443
Machinery and equipment	270,606	269,632
Construction in progress	9,474	7,702

	301,818	299,072
Accumulated depreciation	(151,018)	(147,197)

Net property, plant and equipment	150,800	151,875

Intangibles, net	31,840	32,481

TOTAL ASSETS	$330,154	$303,423

LIABILITIES
Current liabilities:
Accounts payable	$40,078	$50,158
Accrued expenses	28,747	28,868

Total current liabilities	68,825	79,026
Long-term debt - Oregon Steel Mills, Inc.	314,283	288,730
Long-term debt - New CF&I, Inc.	21,756	21,756
Environmental liability	25,143	25,596
Deferred employee benefits	47,602	46,329

Total liabilities	477,609	461,437

Commitments and contingencies (Note 4)
PARTNERS’ DEFICIT
General partner	(140,377)	(150,425)
Limited partners	(7,078)	(7,589)

Total partners’ deficit	(147,455)	(158,014)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$330,154	$303,423

The accompanying notes are an integral part of the financial statements.

CF&I STEEL, L.P.
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2005	2004

Sales:
Product sales	$118,974	$100,926
Freight	3,104	3,780

	122,078	104,706
Costs and expenses:
Cost of sales	94,533	94,388
Labor dispute settlement charges (Note 4)	—	7,000
Selling, general and administrative	7,591	5,472
Incentive compensation	2,027	560
Gain on disposal of assets	(80)	(231)

	104,071	107,189

Operating income (loss)	18,007	(2,483)
Other income (expense):
Interest expense	(7,505)	(6,382)
Other income	57	62

Net income (loss)	$10,559	$(8,803)

The accompanying notes are an integral part of the financial statements.

CF&I STEEL, L.P.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net income (loss)	$10,559	$(8,803)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	4,830	4,619
Gain on disposal of assets	(80)	(231)
Other	1,429	(653)
Changes in current assets and liabilities:
Trade accounts receivable	94	891
Inventories	(29,219)	(5,975)
Accounts payable	(10,080)	1,535
Accrued expenses	(121)	3,093
Other	678	498

Net cash used by operating activities	(21,910)	(5,026)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,723)	(1,161)
Proceeds from disposal of assets	80	307

Net cash used by investing activities	(3,643)	(854)

Cash flows from financing activities:
Borrowings from related parties	82,273	65,904
Payments to related parties	(56,720)	(60,024)

Net cash provided by financing activities	25,553	5,880

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of period	—	—

Cash and cash equivalents at the end of period	$—	$—

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$7,074	$6,282

The accompanying notes are an integral part of the financial statements.

CF&I STEEL, L.P.
Notes to Financial Statements
(Unaudited)

1.       Basis of Presentation

          The financial statements include the accounts of CF&I Steel, L.P. (“CF&I”).  Oregon Steel Mills, Inc. (“Oregon Steel”) owns an 87 percent interest in New CF&I, Inc. (“New CF&I”), which owns a 95.2 percent interest in CF&I.  Oregon Steel also owns directly an additional 4.3 percent interest in CF&I.  In January 1998, CF&I assumed the trade name of Rocky Mountain Steel Mills.

          The unaudited financial statements include estimates and other adjustments, consisting of normal recurring accruals and other charges, as described in Note 4 to the Financial Statements, “Contingencies – Labor Matters - CF&I Labor Dispute Settlement – Accounting” which, in the opinion of management, are necessary for a fair presentation of the interim periods.  Results for an interim period are not necessarily indicative of results for a full year.  Reference should be made to the Oregon Steel 2004 Form 10-K for additional CF&I disclosures including a summary of significant accounting policies.

Recent Accounting Pronouncements

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  CF&I is in the process of assessing the impact of adopting this new standard.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.”  The guidance in Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  CF&I does not believe that the adoption of SFAS No. 153 will have a material impact on the Financial Statements.

Reclassifications

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

2.       Inventories

          Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method.  The components of inventories are as follows:

	March 31, 2005	December 31, 2004

	(In thousands)
Raw materials	$16,783	$19,750
Semi-finished product	59,822	26,226
Finished product	12,034	13,504
Stores and operating supplies	11,204	11,144

Total inventories	$99,843	$70,624

3.        Long-term Debt

          Borrowing requirements for capital expenditures and working capital have been provided through three revolving loans from Oregon Steel to CF&I as well as a loan from New CF&I to CF&I.  The Oregon Steel loans include interest on the daily amount outstanding, paid monthly, at the rate of 10.65% per annum.  The principal on the Oregon Steel loans is due on demand or on December 31, 2006 if no demand is made.  The loan from New CF&I includes interest on the daily amount outstanding at prime.  For the three months ended March 31, 2005, interest was calculated at a weighted average interest rate of 5.4%.  The principal on the New CF&I loan is due on demand; however, it is classified as long-term based on New CF&I’s intent not to demand payment in 2005.  Interest on the New CF&I loan is paid on a monthly basis.

          At March 31, 2005, principal payments on long-term debt were due as follows (in thousands):

2006	$336,039

          Oregon Steel and New CF&I are not required to provide financing to CF&I and, although the demand for repayment of the obligation in full is not expected before December 31, 2006, Oregon Steel and New CF&I may demand repayment of the loans at any time. If Oregon Steel and New CF&I were to demand repayment of the loans, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loans or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.

4.       Contingencies

Environmental

          In connection with the acquisition of the steelmaking and finishing facilities located in Pueblo, Colorado (“Pueblo Mill”), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner’s operations.  CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million.  CF&I’s estimate of this liability was based on two initial remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions.  In October 1995, CF&I and the Colorado Department of Public Health and Environment (“CDPHE”) finalized a postclosure permit for hazardous waste units at the Pueblo Mill.  As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years.  The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist.  In 2004, CF&I contracted two environmental engineering consultants to conduct remediation investigations of the remaining SWMU’s.  The cost estimates provided by the consultants for the SWMU’s, for which remediation work had not already commenced, were $24.0 million and $25.0 million.  CF&I determined the best estimate was the average of the two studies, or $24.5 million, which was $1.6 million more than previously accrued. At March 31, 2005, there were 60 SWMU’s that still required remediation.  At March 31, 2005, the total accrued liability for all remaining SWMU’s was $25.6 million, of which $23.9 million was classified as non-current on CF&I’s consolidated balance sheet.

          The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action (“Action”) in the second quarter of 2000.  In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the “State Consent Decree”).  The State Consent Decree provided for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services, all of which have been paid as of March 31, 2005. CF&I is also required to make certain capital improvements expected to cost approximately $30.3 million, including converting to the new single New Source Performance Standards Subpart AAa (“NSPS AAa”) compliant furnace discussed below.  The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration (“PSD”) air permit.  The PSD permit was issued June 21, 2004.  CF&I anticipates completing the furnace capital improvements in October 2005.

          In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA.  This determination was contrary to an earlier “grandfather” determination first made in 1996 by CDPHE.  CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003.  In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new single NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $30.3 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill.  The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. As of March 31, 2005, the non-capital expenditures have been paid.  Under this settlement and the settlement with the CDPHE, CF&I is subject to certain stipulated penalties if it fails to comply with the terms of the settlement.  In March 2004, the CDPHE notified CF&I of alleged violations of the State Consent Decree relating to opacity.  In June 2004, the CDPHE assessed stipulated penalties of $270,000.  On July 26, 2004, CF&I sought judicial review of the determination.  At this time, no date for a hearing has been set.  In addition to these penalties, CF&I may in the future incur additional penalties related to this matter.  To date, such penalties have not been material to its results of operations and cash flows; however, CF&I cannot be assured that future penalties will not be material.

          In response to the CDPHE settlement and subsequent alleged violations and the resolution of the EPA action, CF&I expensed $130,000 and $132,000 for the three months ended March 31, 2005 and 2004, respectively, for possible fines and non-capital related expenditures.  As of March 31, 2005, the remaining accrued liability was approximately $1.1 million.

          In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the Clean Air Act Amendments (“CAA”) requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards.  The Title V permit has been modified several times and gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. The decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and to a much lesser degree, if necessary, purchasing semi-finished steel (“billets”) for conversion into rod products at spot market prices.  Pricing and availability of billets is subject to significant volatility.

Labor Matters

CF&I Labor Dispute Settlement

          On January 15, 2004, CF&I announced a tentative agreement to settle the labor dispute between the United Steelworkers of America (“Union”) and CF&I that had been ongoing since October 1997 and on September 10, 2004, the settlement was finalized and became effective (the “Settlement”). The Settlement resulted in the dismissal of all court actions between CF&I and the Union relating to the labor dispute and environmental matters and the conditional withdrawal of charges by the United States National Labor Relations Board. The settlement also included the ratification of new five-year collective bargaining agreements and called for the establishment of a trust and on September 10, 2004, the Rocky Mountain Steel Mills – United Steelworkers of America Back Pay Trust (“Trust”) was established. As part of the tentative settlement, Oregon Steel had originally planned to issue four million shares of Oregon Steel’s common stock to the Trust on behalf of CF&I.  On September 10, 2004, the parties agreed instead that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of Oregon Steel’s common stock in an underwritten stock offering.

          The Settlement also included payment by CF&I of: (1) a cash contribution of $2,500 for each beneficiary, a total of $2.5 million and (2) beginning on the effective date of the Settlement, a ten year profit participation obligation (“Back Pay Profit Sharing Obligation” or “BPPSO”) consisting of 25% of CF&I’s quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3.0 million per year for 2004 through 2008 and $4.0 million per year for 2009 through 2013; these cap amounts are subject to a carryforward/carryback provision described in the Settlement documents.  The beneficiaries are those individuals who (1) as of October 3, 1997 were employees of CF&I and represented by the Union, (2) as of December 31, 1997 had not separated, as defined, from CF&I and (3) are entitled to an allocation as defined in the Trust. The Settlement, certain elements of which are effected through the new five-year collective bargaining agreements, also includes: (1) early retirement with immediate enhanced pension benefit where CF&I will offer bargaining unit employees an early retirement opportunity based on seniority until a maximum of 200 employees have accepted the offer, the benefit will include immediate and unreduced pension benefits for all years of service (including the period of the labor dispute) and for each year of service prior to March 3, 1993 (including service with predecessor companies) an additional monthly pension of $10, (2) pension credit for the period of the labor dispute whereby CF&I employees who went on strike will be given pension credit for both eligibility and pension benefit determination purposes for the period beginning October 3, 1997 and ending on the latest of said employees’ actual return to work, termination of employment, retirement or death, (3) pension credit for service with predecessor companies whereby for retirements after January 1, 2004, effective January 2, 2006 for each year of service prior to March 3, 1978 (including service with predecessor companies), CF&I will provide an additional monthly benefit to employees of $12.50, and for retirements after January 1, 2006, effective January 2, 2008 for each year of service between March 3, 1978 and March 3, 1993 (including service with predecessor companies), CF&I will provide an additional monthly benefit of $12.50, and (4) individuals who are members of the bargaining units as of October 3, 1997 and who do not choose to elect or do not qualify for early retirement, will be immediately eligible to apply for and receive qualified long-term disability (“LTD”) benefits on a go forward basis, notwithstanding the date of the injury or illness, service requirements or any filing deadlines. The Settlement also includes Oregon Steel’s agreement to nominate a director designated by the Union on  Oregon Steel’s board of directors, and to a broad-based neutrality clause for certain of the Oregon Steel’s facilities in the future.

CF&I Labor Dispute Settlement – Accounting

          CF&I recorded charges of $31.1 million in 2003 related to the tentative Settlement obligation.  The charge consisted of (1) $23.2 million for the value of four million shares of Oregon Steel’s common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above.  As noted above, on September 10, 2004, the parties agreed that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of Oregon Steel’s common stock in an underwritten stock offering.  On September 29, 2004, the public offering price was established at $16.00 per share, and $64.0 million was paid to the Trust in the fourth quarter of 2004.  In 2004, CF&I recorded a charge of $45.4 million ($7.0 million, $31.9 million, $4.5 million and $2.0 million for 2004 quarters ended March 31, June 30, September 30 and December 31, respectively) related to the Settlement obligation consisting of (1) $40.8 million for the incremental change in value of the four million shares of Oregon Steel’s common stock, (2) $8.9 million in retirement benefits for the 200 employees who accepted the early retirement benefits, which were partially offset by (3) a reduction of $4.3 million of the existing LTD accrual.  At March 31, 2005, $1.1 million was accrued for LTD benefits.  Beneficiaries have until September 2005 to claim LTD benefits and this accrual will continue to be adjusted as better claims information becomes available.  CF&I recorded charges of $3.4 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively, for the BPPSO and related payroll taxes, which were classified as selling, general and administrative expenses.

Purchase Commitments

          A contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and was subsequently amended on December 15, 1994.  The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index.  The monthly base charge at March 31, 2005 was $123,000.

          CF&I purchases electricity used at the Pueblo Mill from an independent third party under an agreement that expires in May 2008.  This commitment specifies that CF&I will pay a minimum monthly charge of $33,000 per month.

Guarantees and Financing Arrangements

          On July 15, 2002, Oregon Steel issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%.  Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of Oregon Steel, excluding accounts receivable, inventory, and certain other assets.  As of March 31, 2005, Oregon Steel had outstanding $305.0 million of principal amount under the 10% Notes.  The Indenture under which the 10% Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of Oregon Steel’s net income, as defined. At March 31, 2005, $143.2 million was available for the payment of common stock dividends under these restrictions.  New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

          On March 29, 2005, Oregon Steel entered into a Letter of Credit Facility Agreement (“New Credit Agreement”) with U.S. Bank National Association.  The New Credit Agreement replaces the Credit Agreement dated as of July 12, 2002, as amended (“Old Credit Agreement”), which provided for a $65.0 million revolving credit and would have expired on June 30, 2005.  The Old Credit Agreement was maintained by Oregon Steel, New CF&I, CF&I, and Colorado and Wyoming Railway Company (“Borrowers”). The Old Credit Agreement was terminated on March 29, 2005, at which time there were no outstanding borrowings, however, as of March 31, 2005, Oregon Steel had $12.4 million of restricted cash as collateral supporting $11.8 million of letters of credit associated with the Old Credit Agreement.  The Borrowers did not incur any early termination penalties in connection with the termination of the Old Credit Agreement.  The New Credit Agreement provides for a maximum borrowing of $25.0 million for the sole purpose of issuing letters of credit and terminates on

March 29, 2006.  Under the New Credit Agreement, Oregon Steel agrees to pay an issuance fee of the greater of $100 or the face amount of a letter of credit multiplied by 0.125% and a fee, payable quarterly in arrears, at a rate of 0.50% per annum of the average aggregate undrawn face amount of all outstanding letters of credit during the preceding calendar quarter.  The New Credit Agreement contains certain customary covenants for credit facilities of this type, such as provisions regarding compliance with laws, taxes, notice to issuers and financial information and will be secured by restricted cash.  As of March 31, 2005, there was no restricted cash associated with the New Credit Agreement.

Other Contingencies

          CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters.  In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of CF&I, its results of operations, and liquidity.

5.       Employee Benefit Plans

          CF&I has noncontributory defined benefit retirement plans, certain health care and life insurance benefits, and qualified Thrift (401(k)) plans covering all of its eligible employees.

          Components of net periodic benefit cost related to the defined benefit and certain health care and life insurance benefit plans were as follows:

	Three Months Ended March 31,

	2005	2004

	(In thousands)
Service cost	$635	$586
Interest cost	1,304	759
Expected return on plan assets	(614)	(442)
Amortization of unrecognized net loss	91	231
Amortization of unrecognized prior service cost	788	18

Total net periodic benefit cost	$2,204	$1,152

          CF&I made contributions of $3.4 million to its pension plans for the three months ended March 31, 2005.  No contributions were made during the three months ended March 31, 2004.  CF&I expects to make additional contributions of $3.4 million in 2005.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	risks relating to the Company’s relationship with its current unionized employees;
•	changes in the Company’s relationship with its workforce; and
•	changes in United States or foreign trade policies affecting steel imports or exports.

Overview

          The consolidated financial statements include all wholly owned and those majority owned subsidiaries over which Oregon Steel Mills, Inc. (“Company”) exerts management control.  Non-controlled subsidiaries and affiliates are accounted for using the equity method.  Material wholly owned and majority owned subsidiaries of the Company are wholly owned Camrose Pipe Corporation (“CPC”), which does business as Columbia Structural Tubing (“CST”) and which, through ownership in another corporation, holds a 100 percent interest in the Camrose Pipe Company (“Camrose”), which owns the Camrose pipe mill; a 60 percent interest in Oregon Feralloy Partners (“OFP”); and 87 percent owned New CF&I, Inc. (“New CF&I”) which owns a 95.2 percent interest in CF&I Steel, L.P. (“CF&I”).  The Company also directly owns an additional 4.3 percent interest in CF&I.  In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills (“RMSM”).  New CF&I owns a 100 percent interest in the Colorado and Wyoming Railway Company.  All significant inter-company balances and transactions have been eliminated.

          The Company currently has two aggregated operating divisions known as the Oregon Steel Division and the RMSM Division. The Oregon Steel Division is centered at the steel plate mill in Portland, Oregon, which in addition to sales to third parties, supplies steel plate and coiled plate to the Company’s structural tubing and welded pipe finishing facilities. The Oregon Steel Division’s steel pipe mill in Napa, California was a large diameter steel line pipe mill and fabrication facility.  In July 2004, the Company idled the Napa pipe mill, and in December 2004, the Company announced the permanent closure of the Napa pipe mill and has contracted with third parties to market the pipe mill equipment and real estate. See Note 13 to the Company’s Consolidated Financial Statements, “Assets Held for Sale” for further discussion.  The Oregon Steel Division also produces large diameter line pipe and electric resistance welded (“ERW”) line pipe and casing at the Camrose pipe mill.  In October 2003, the Oregon Steel Division began production of structural tubing at its CST facility. The Company intends to construct a new spiral weld double submerged arc weld (“DSAW”) pipe mill for the construction of large diameter line pipe and plans to begin production in the first quarter of 2006.  The RMSM Division consists of the steelmaking and finishing facilities of the Pueblo mill, as well as certain related operations.

          On January 15, 2004, the Company announced a tentative agreement to settle the labor dispute between the United Steelworkers of America (“Union”) and CF&I and, on September 10, 2004, the settlement was finalized and became effective.  The Company recorded charges of $31.1 million and $45.4 million related to the settlement in 2003 and 2004,  respectively.  See Note 10 to the Company’s Consolidated Financial Statements, “Contingencies – Labor Matters – CF&I Labor Dispute Settlement - Accounting” for a discussion of the accounting for the agreement.

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

2005 Outlook

          For 2005, the Company expects to ship approximately 1.65 million tons of products and generate approximately $1.3 billion in sales.  In the Oregon Steel Division, the product mix is expected to consist of approximately 530,000 tons of plate and coil, 190,000 tons of welded pipe and 70,000 tons of structural tubing.  At these shipment levels, the Company expects its Portland mill to run at approximately 80 percent of its rated capacity and its welded pipe mills to run at approximately 60 percent of their rated capacities.  The Company’s RMSM Division expects to ship approximately 410,000 tons and 440,000 tons of rail and rod and bar products, respectively.  At these shipment levels the rail and rod mills would be at approximately 90 percent and 88 percent, respectively, of their rated capacities. Seamless pipe shipments will be dependent on market conditions in the drilling industry. At the present time the seamless mill is not operating.

          Second quarter 2005 shipments to customers are expected to be approximately 425,000 tons.  In the Oregon Steel Division the product mix is expected to consist of approximately 130,000 tons of plate and coil, 75,000 tons of welded pipe and 20,000 tons of structural tubing. The Company’s RMSM Division expects to ship approximately 100,000 tons of rail and 100,000 tons of rod and bar products.  With second quarter 2005 product mix shifting to products with a higher average selling price, average selling price is expected to be approximately the same as that realized in the first quarter of 2005 on higher shipments. Accordingly, the Company believes that for the second quarter of 2005 it will have record quarterly sales.

Discussion and Analysis of Income
(Information in tables in thousands except tons, per ton, and percentages)

          During the first quarter of 2005, tons sold of 345,700 tons were down 27.5 percent from the first quarter of 2004.  Sales were $296.0 million for the first quarter of 2005, up 22.4 percent from the first quarter of 2004.

	Three Months Ended March 31,

	2005	2004	$ Change	% Change

Sales
Oregon Steel Division	$172,138	$145,626	$26,512	18.2%
RMSM Division	123,827	106,770	17,057	16.0%

Consolidated	$295,965	$252,396	$43,569	17.3%

Tons sold
Oregon Steel Division:
Plate and Coil	112,400	173,800	(61,400)	(35.3)%
Welded Pipe	30,300	58,800	(28,500)	(48.5)%
Structural Tubing	14,800	10,400	4,400	42.3%

Total Oregon Steel Division	157,500	243,000	(85,500)	(35.2)%

RMSM Division:
Rail	101,800	100,700	1,100	1.1%
Rod and Bar	86,400	130,000	(43,600)	(33.5)%
Seamless Pipe	—	2,800	(2,800)	(100.0)%

Total RMSM Division	188,200	233,500	(45,300)	(19.4)%

Consolidated	345,700	476,500	(130,800)	(27.5)%

Sales price per ton
Oregon Steel Division	$1,093	$599	$494	82.5%
RMSM Division	$658	$457	$201	44.0%
Consolidated	$856	$530	$326	61.5%

Sales

          The decrease in consolidated tonnage shipments for the comparative three month periods are primarily due to decreased shipments of plate and coil, welded pipe and rod and bar products partially offset by increased shipments of structural tubing and rail products. During the three months ended March 31, 2005, the Company's Portland mill shipped approximately 60,000 tons of steel plate to the Company's Camrose pipe mill for conversion into welded pipe. While the majority of this plate was converted into large diameter line pipe during the first quarter, because of sales and delivery terms, the Company recognized sales on approximately 14,000 tons of line pipe during the quarter. The Company expects this shipment trend to reverse in the second quarter of 2005, when large diameter line pipe shipments from the Camrose pipe mill are expected to exceed plate received from the Portland mill by 40,000 tons. In addition, rod shipments in the first quarter of 2005 were negatively impacted by customer inventory buildup in the fourth quarter of 2004 that is currently being consumed. The increase in sales and average sales price were primarily due to higher average selling prices for all the Company’s products partially offset by the lower shipment volume noted above.  Increased selling prices are the result of a combination of factors including strong steel demand in Asia, a weak United States dollar and increased ocean freight costs, all of which made the United States market less attractive to foreign producers.

Gross Profit

	Three Months Ended March 31,

	2005	2004	Change	% Change

Gross Profit	$75,869	$37,796	$38,073	100.7%

          The increase in gross profit in 2005 compared to 2004 was primarily a result of higher average sales prices, partially offset by lower shipment volume and higher steel slab and scrap costs.

Selling, General and Administrative Expenses

	Three Months Ended March 31,

	2005	2004	Change	% Change

Selling, General and Administrative Expenses	$16,059	$13,910	$2,149	15.4%

          The increase in selling, general and administrative expenses in 2005 compared to 2004 was primarily the result of the increase in expense related to the ten-year profit participation obligation resulting from the labor dispute settlement between the Union and CF&I.  The Company recorded charges of $3.4 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively, for the Back Pay Profit Sharing Obligation and related payroll taxes.  See Note 10 to the Company’s Consolidated Financial Statements, “Contingencies – Labor Matters – CF&I Labor Dispute Settlement - Accounting.”

Incentive Compensation

	Three Months Ended March 31,

	2005	2004	Change	% Change

Incentive Compensation	$5,328	$2,046	$3,282	160.4%

          The increase in incentive compensation in 2005 compared to 2004 was the result of increased operating income.

Interest Expense

	Three Months Ended March 31,

	2005	2004	Change	% Change

Interest Expense	$8,642	$8,569	$73	0.9%

          Interest expense in 2005 and 2004 was effectively the same. Substantially all of the Company’s interest expense is related to the 10% First Mortgage Notes due in 2009.

Income Tax Expense

	Three Months Ended March 31,

	2005	2004	Change	% Change

Income Tax Expense	$16,006	$2	$16,004	>1,000.0%

          The effective income tax expense rate was 36.1% in 2005 as compared to an effective income tax expense rate of less than 1.0% for the first quarter of 2004.  The effective income tax rate for 2005 varied from the combined state and federal statutory rate principally because the Company recorded tax benefits associated with export sales.  Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded.  Based on this guidance, the Company reduced its valuation allowance by $0.2 million and $3.2 million during the three months ended March 31, 2005 and 2004, respectively, because the improved earnings reduced this uncertainty.  The Company will continue to evaluate the need for valuation allowances in the future.  Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.  As of March 31, 2005, the only significant valuation allowance relates to the State of Colorado net operating losses and credits.

Liquidity and Capital Resources

          At March 31, 2005, the Company’s liquidity, comprised of cash (including restricted cash of $12.4 million), cash equivalents, and short-term investments totaled approximately $116.9 million.  At December 31, 2004, the Company’s liquidity comprised of cash, cash equivalents, short-term investments and funds available under its $65.0 million revolving credit facility ($45.1 million) totaled approximately $182.3 million.  The Company terminated the $65.0 million revolving credit facility on March 29, 2005 and replaced it with a new credit facility that provides for a maximum borrowing of  $25.0 million for the sole purpose of issuing letters of credit. For further information, see Note 5 to the Company’s Consolidated Financial Statements, “Debt, Financing Arrangements and Liquidity.”

          Net working capital at March 31, 2005  increased $38.4 million compared to December 31, 2004, reflecting a $78.5 million increase in current assets, partially offset by a $40.1 million increase in current liabilities. The increase in current assets was primarily due to an increase in inventory of $98.8 million, partially offset by a decrease in cash, cash equivalents and short-term investments of $20.2 million.  The increase in inventories is primarily due to increased volumes of plate (for conversion into pipe) and large diameter pipe at the Camrose pipe mill to support existing orders as well as the build-up of semi-finished inventory at RMSM in anticipation of the installation of a new electric arc furnace that is expected to occur in the third quarter of 2005.  The new furnace installation is expected to take 45 days, during which time both furnaces at RMSM will not be operating.  The increase in current liabilities was primarily due to increases in accounts payable of $16.9 million, accrued expenses of $18.4 million and current portion of long-term debt of $5.0 million. The increase in trade accounts payable was a result of the build-up in semi-finished inventory as discussed above.  The increase in accrued expenses was primarily related to deferred revenue recorded for billings in advance shipments on large diameter pipe sales which are expected to be shipped and recognized as sales in the second quarter of 2005.  The increase in current portion of long-term debt results from draws taken against the Camrose revolving bank loan.

          On July 15, 2002, the Company issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%.  Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of the Company (exclusive of CPC and OFP), excluding accounts receivable, inventory, and certain other assets.  As of March 31, 2005, the Company had outstanding $305.0 million of principal amount under the 10% Notes.  The Indenture under which the 10% Notes were issued contains restrictions (except for CPC and OFP) on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company’s net income, as defined.  New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.  At any time on or after July 15, 2006, the 10% Notes will be redeemable at the option of the Company, in whole or in part at a set range of redemption prices.  If redeemed during the twelve month period beginning July 15, 2006 the price is 105% of the principal amount, plus accrued and unpaid interest and any liquidated damages, as defined.  The redemption price adjusts to 102.5% and 100%, respectively, for the two subsequent twelve month periods.

          On March 29, 2000, OFP entered into a seven-year $14.0 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility.  Amounts outstanding under the loan agreement bear interest based on the LIBOR rate plus a margin ranging from 1.25% to 3.00% and, as of March 31, 2005, there was $8.0 million of principal outstanding of which $2.4 million was classified as current. The loan is secured by all the assets of OFP. The loan agreement contains various restrictive covenants including a minimum tangible net worth amount, a minimum debt service coverage ratio, and a specified amount of insurance coverage. Principal payments are accelerated for excess cash flows, as defined. Excess cash flows generated in 2004 resulted in $423,000 of additional 2005 principal payments in addition to the normal payment schedule. The creditors of OFP have no recourse to the general credit of the Company.  Effective January 1, 2004, the Company included the OFP loan balance in the consolidated balance sheet as a result of the adoption of FIN 46R.  See Note 11 to the Consolidated Financial Statements, “Joint Venture and Adoption of FIN 46R – Consolidation of Variable Interest Entities.”

          On September 17, 2004, CPC entered into a ten-year loan agreement related to an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement. CPC’s share of the debt is $3.5 million. Amounts outstanding under the loan agreement bear interest at a rate of 6.57%.  As of March 31, 2005, CPC’s share of the principal outstanding was $3.5 million of which $40,000 was classified as current. The loan is secured by the warehouse and contains various restrictive covenants on CPC including minimum income and cash flow requirements, a minimum debt service coverage amount and limitations on incurring new or additional debt obligations other than as allowed by the loan agreement.

          On March 29, 2005, the Company entered into a Letter of Credit Facility Agreement (“New Credit Agreement”) with U.S. Bank National Association.  The New Credit Agreement replaces the Credit Agreement dated as of July 12, 2002, as amended (“Old Credit Agreement”), which provided for a $65.0 million revolving credit and would have expired on June 30, 2005.  The Old Credit Agreement was maintained by the Company, New CF&I, CF&I, and Colorado and Wyoming Railway Company (“Borrowers”). The Old Credit Agreement was terminated on March 29, 2005, at which time there were no outstanding borrowings, however, as of March 31, 2005, the Company had $12.4 million of restricted cash as collateral supporting $11.8 million of letters of credit associated with the Old Credit Agreement.  The Borrowers did not incur any early termination penalties in connection with the termination of the Old Credit Agreement.  The New Credit Agreement provides for a maximum borrowing of $25.0 million for the sole purpose of issuing letters of credit and terminates on March 29, 2006.  Under the New Credit Agreement, the Company agrees to pay an issuance fee of the greater of $100 or the face amount of a letter of credit multiplied by 0.125% and a fee, payable quarterly in arrears, at a rate of 0.50% per annum of the average aggregate undrawn face amount of all outstanding letters of credit during the preceding calendar quarter.  The New Credit Agreement contains certain customary covenants for credit facilities of this type, such as provisions regarding compliance with laws, taxes, notice to issuers and financial information and will be secured by restricted cash.  As of March 31, 2005, there was no restricted cash associated with the New Credit Agreement.

          Camrose maintains a CDN $15.0 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. Amounts under the facility bear interest based on the prime rate.  The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose’s eligible trade accounts receivable and inventories. The credit facility contains various restrictive covenants including a minimum tangible net worth amount. This facility expires in September 2006. At March 31, 2005, there were no restricted amounts for outstanding letters of credit. On February 14, 2005, Camrose amended its existing loan agreement with the Canadian bank to include a temporary credit facility for an additional CDN $10.0 million.  Any amounts drawn on the temporary credit facility will bear interest at the prime rate and will have to be repaid by July 31, 2005.  All other terms of the temporary credit facility are consistent with the original credit facility.  As of March 31, 2005, the interest rate of this facility was 4.25%.  Annual commitment fees are 0.25% of the unused portion of the credit line.  At March 31, 2005, there was a $14.8 million outstanding balance due under the credit facility.

          As of March 31, 2005, principal payments on debt are due as follows (in thousands):

2005	$6,923
2006	11,880
2007	4,122
2008	48
2009	305,051
2010	55
2011 and thereafter	3,261

$331,340

          Due to the favorable net results for the first three months of 2005, the Company has been able to satisfy its needs for working capital and capital expenditures through operations and, in part, through its available cash on hand.  The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from cash on hand and from funds generated from operations.

Off Balance Sheet Arrangements

          Information on the Company’s off balance sheet arrangements is disclosed in the contractual obligations table of the Company’s 2004 Form 10-K.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

          No material changes.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date the Company completed its evaluation.

Changes in Internal Control over Financial Reporting

          There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2005, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

          See Note 10 to the Company’s Consolidated Financial Statements, “Contingencies,” for a discussion of the status of (a) the environmental issues at the Portland mill, Napa pipe mill, and RMSM, and (b) the Settlement of the labor dispute at RMSM.

          The Company is a party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters.  In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

          The Company maintains insurance against various risks, including certain types of tort liability arising from the sale of its products. The Company does not maintain insurance against liability arising out of waste disposal, on-site remediation of environmental contamination or earthquake damage to its Napa pipe mill and related properties because of the high cost of that coverage.  In addition, our per claim deductible for workers’ compensation claims is $1 million due to the high cost of maintaining such insurance with a lower deductible.  There is no assurance that the insurance coverage carried by the Company will be available in the future at reasonable rates, if at all.

Item 6.       Exhibits

10.1**	2004 Annual Incentive Plan Bonus — Named Executive Officers

10.2**	2005 Executive Officer Annual Incentive Plan

10.3	Letter of Credit Facility Agreement dated as of March 29, 2005, between the Company and U.S. Bank National Association

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

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREGON STEEL MILLS, INC.

Date: May 9, 2005	/s/ JEFF S. STEWART

Jeff S. Stewart Corporate Controller (Principal Accounting Officer)

OREGON STEEL MILLS, INC.

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED MARCH 31, 2005

10.1**	2004 Annual Incentive Plan Bonus — Named Executive Officers.

10.2**	2005 Executive Officer Annual Incentive Plan.

10.3	Letter of Credit Facility Agreement dated as of March 29, 2005, between the Company and U.S. Bank National Association.

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

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan