Form 10-Q
period 2005-06-30
OREGON STEEL MILLS INC
filed 2005-08-09
CIK 830260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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

Yes ☒	No ☐

Indicate by check mark whether the registrant  is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value	35,484,489

Class	Number of Shares Outstanding (as of August 1, 2005)

OREGON STEEL MILLS, INC.

PART I.    FINANCIAL INFORMATION
Item 1.  Financial Statements

OREGON STEEL MILLS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)

	June 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $23,250 and none	$70,876	$77,026
Short-term investments	38,850	60,110
Trade accounts receivable, less allowance for doubtful accounts of $1,224 and $4,660	110,050	118,952
Inventories	336,053	235,010
Deferred income taxes	7,294	4,680
Other	12,726	9,881
Assets held for sale	28,322	28,448

Total current assets	604,171	534,107

Property, plant and equipment:
Land and improvements	21,086	19,934
Buildings	56,444	55,736
Machinery and equipment	798,895	795,571
Construction in progress	30,334	14,779

	906,759	886,020
Accumulated depreciation	(445,528)	(434,346)

Net property, plant and equipment	461,231	451,674

Goodwill	3,042	520
Intangibles, net	33,314	33,396
Other assets	9,663	10,004

TOTAL ASSETS	$1,111,421	$1,029,701

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,201	$2,459
Accounts payable	65,036	79,509
Accrued expenses	69,513	61,918
Liabilities related to assets held for sale	1,010	1,160

Total current liabilities	145,760	145,046
Long-term debt	316,352	313,699
Deferred employee benefits	82,456	76,607
Environmental liability	26,643	27,833
Deferred income taxes	30,254	5,164
Other long-term liabilities	245	138

Total liabilities	601,710	568,487

Minority interests	13,381	22,706

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 1,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 45,000 shares authorized; 35,456 and 35,338 shares issued and outstanding	355	353
Additional paid-in capital	360,892	359,350
Retained earnings	147,091	90,316
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(1,221)	(724)
Minimum pension liability	(10,787)	(10,787)

Total stockholders’ equity	496,330	438,508

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,111,421	$1,029,701

The accompanying notes are an integral part of the consolidated financial statements.

OREGON STEEL MILLS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Sales:
Product sales	$321,531	$269,936	$610,363	$511,746
Freight	13,428	11,833	20,561	22,419

	334,959	281,769	630,924	534,165
Costs and expenses:
Cost of sales	264,228	212,772	484,323	427,372
Labor dispute settlement charges (Note 10)	—	31,868	—	38,868
Selling, general and administrative expenses	12,264	13,774	28,324	27,683
Incentive compensation	4,672	3,042	10,000	5,088
Gain on disposal of assets	(212)	(30)	(299)	(293)

	280,952	261,426	522,348	498,718

Operating income	54,007	20,343	108,576	35,447
Other income (expense):
Interest expense	(8,326)	(8,461)	(16,968)	(17,029)
Minority interests	(1,176)	1,259	(4,252)	1,614
Other income	1,854	836	3,360	1,472

Income before income taxes	46,359	13,977	90,716	21,504
Income tax benefit (expense)	(17,934)	43	(33,941)	41

Net income	$28,425	$14,020	$56,775	$21,545

Basic income per share	$0.80	$0.53	$1.60	$0.81
Diluted income per share	$0.80	$0.52	$1.59	$0.81
Weighted average common shares and common share equivalents outstanding:
Basic	35,439	26,583	35,419	26,535
Diluted	35,750	26,848	35,762	26,704

The accompanying notes are an integral part of the consolidated financial statements.

OREGON STEEL MILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net income	$56,775	$21,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,445	19,499
Tax benefit on employee stock option plans	748	—
Deferred income taxes	20,005	(546)
Gain on disposal of assets	(299)	(293)
Loss on repurchase of 10% First Mortgage Notes	211	—
Stock compensation expense	591	—
Minority interests	4,252	(1,614)
Other, net	(102)	—
Changes in current assets and liabilities:
Trade accounts receivables	8,902	(12,823)
Inventories	(100,619)	(14,812)
Operating liabilities	(7,621)	921
Labor dispute settlement charges (Note 10)	—	35,720
Other	1,111	8,411

Net cash provided by operating activities	3,399	56,008

Cash flows from investing activities:
Purchases of short-term investments	(64,592)	—
Sales and maturities of short-term investments	85,841	—
Additions to property, plant and equipment	(23,000)	(9,461)
Proceeds from disposal of property and equipment	345	115
Investment in Camrose Pipe Company	(18,603)	—
Other, net	10	(30)

Net cash used by investing activities	(19,999)	(9,376)

Cash flows from financing activities:
Net borrowings under Canadian bank revolving loan facility	13,517	—
Proceeds from bank debt	—	186,097
Payments on bank and long-term debt	(1,440)	(186,097)
Proceeds from issuance of common stock	553	934
Repurchase of 10% First Mortgage Notes	(2,173)	—

Net cash provided by financing activities	10,457	934

Effects of foreign currency exchange rate changes on cash	(7)	(378)

Net increase (decrease) in cash and cash equivalents	(6,150)	47,188
Cash and cash equivalents at the beginning of period	77,026	5,770

Cash and cash equivalents at the end of period	$70,876	$52,958

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$16,325	$15,275
Income taxes	$13,557	$778
Non-cash activities:
See Note 11 for a description of the non-cash consolidation of Oregon Feralloy Partners.

The accompanying notes are an integral part of the consolidated financial statements.

OREGON STEEL MILLS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.       Basis of Presentation

          The consolidated financial statements include all wholly owned and those majority owned subsidiaries over which Oregon Steel Mills, Inc. (“Company”) exerts management control.  Non-controlled subsidiaries and affiliates are accounted for using the equity method.  Material wholly owned and majority owned subsidiaries of the Company are wholly owned Camrose Pipe Corporation (“CPC”), which does business as Columbia Structural Tubing (“CST”) and which, through ownership in another corporation, holds a 100 percent interest in Camrose Pipe Company (“Camrose”); a 60 percent interest in Oregon Feralloy Partners (“OFP”) and 87 percent owned New CF&I, Inc. (“New CF&I”), which owns a 95.2 percent interest in CF&I Steel, L.P. (“CF&I”).  The Company also directly owns an additional 4.3 percent interest in CF&I.  In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills (“RMSM”).  New CF&I owns a 100 percent interest in the Colorado and Wyoming Railway Company.  All significant inter-company balances and transactions have been eliminated.

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

          In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.”  Generally, the approach in Statement 123R is similar to the approach described in SFAS 123, however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Once effective, pro forma disclosures currently provided in Note 2 to the Consolidated Financial Statements, “Stock-Based Compensation,” in lieu of recognition of stock compensation expense, will no longer be an alternative. The Securities and Exchange Commission has amended the compliance dates originally established by SFAS No. 123R, and the adoption of this standard is required for fiscal years beginning after June 15, 2005. The Company is in the process of assessing the impact of adopting this new standard.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and requires the retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The retrospective application of the change would be limited to the direct effects of the change, and indirect effects would be recognized in the period of the accounting change.  SFAS No. 154 is effective for fiscal years beginning after December 31, 2005.  The Company does not believe that the adoption of SFAS No. 154 will have a material impact on the Consolidated Financial Statements.

Reclassifications

          Certain reclassifications have been made to the prior periods to conform to the current year presentation.  Such reclassifications do not affect results of operations as previously reported.

2.       Stock-Based Compensation

          The Company has two stock-based compensation plans to make awards of stock options to officers, key employees and non-employee directors. The Company accounts for its option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.   No stock-based compensation cost is reflected in net income from these plans, as all options granted under these plans had exercise prices equal to the market value of the underlying common stock at the date of grant.  Options have a term of ten years and generally vest over one to three years from the date of the grant.

          The Company did not award options during the three and six months ended June 30, 2005.  On April 29, 2004, the Company awarded options having a weighted average fair value of $5.66 per share, derived using the following assumptions:  (1) an annualized dividend yield of 0%, (2) common stock price volatility of 71.5%, (3) a 4.1% risk-free rate of return and (4) an expected option term of 7 years.

          On April 28, 2005, the Company adopted the 2005 Long-Term Incentive Plan (“LTIP”).  Under the LTIP, performance-based equity awards (“Performance Shares”) are earned based on the Company achieving goals within defined performance categories over a three-year period beginning January 1, 2005.  The performance categories used to determine how many Performance Shares ultimately will be earned are (1) the Company’s total shareholder return (“TSR”) relative to the TSR of the selected industry peer group and (2) the three-year average earnings before interest, taxes, depreciation and amortization (“EBITDA”).  One half of the total Performance Shares awarded are earned based on each performance category.  Earned awards will be paid 60% in cash and 40% in Company common stock.  In accordance with APB Opinion No. 25, the Company recorded compensation expense of $0.6 million in the second quarter, which represents expense for the first six months of the three-year performance period, and is based on the quoted market price of the Company’s stock at June 30, 2005.

          Also in conjunction with the LTIP, shares of restricted common stock were awarded to non-employee directors with the shares vesting in equal parts over three years beginning April 28, 2005.  The Company recorded compensation expense of $11,000 in the second quarter, which represents expense for the first two months of the three-year vesting period.

          The following table illustrates the effect on net income and earnings per share as if the Black-Scholes fair value method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, had been applied to the Company’s stock-based compensation plans.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Net income, as reported	$28,425	$14,020	$56,775	$21,545
Add: total stock-based compensation expense included in reported net income, net of related tax effects	363	—	363	—
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(436)	(281)	(511)	(311)

Pro forma net income	$28,352	$13,739	$56,627	$21,234

Income per share:
Basic – as reported	$0.80	$0.53	$1.60	$0.81
Basic – pro forma	$0.80	$0.52	$1.60	$0.80
Diluted – as reported	$0.80	$0.52	$1.59	$0.81
Diluted – pro forma	$0.79	$0.51	$1.58	$0.80

3.       Inventories

          Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method.  The components of inventories are as follows:

	June 30, 2005	December 31, 2004

	(In thousands)
Raw materials	$16,075	$20,168
Semi-finished product	203,768	136,362
Finished product	86,567	50,073
Stores and operating supplies	29,643	28,407

Total inventories	$336,053	$235,010

          Semi-finished product includes Company manufactured and purchased steel plate and coil that will be converted into finished welded pipe or structural tubing product by the Company.

4.       Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Net income	$28,425	$14,020	$56,775	$21,545
Foreign currency translation adjustment	(678)	(216)	(497)	(378)

Comprehensive income	$27,747	$13,804	$56,278	$21,167

5.       Debt, Financing Arrangements and Liquidity

          Debt balances were as follows:

	June 30, 2005	December 31, 2004

	(In thousands)
10% First Mortgage Notes due 2009	$303,000	$305,000
Less unamortized discount on 10% Notes	(2,480)	(2,721)
OFP Term Loan	7,077	8,500
CPC Mortgage Loan	3,532	3,549
Camrose Revolving Credit Facility	15,424	1,830

Total debt outstanding	326,553	316,158
Less current portion of OFP Term Loan	(2,000)	(2,423)
Less current portion of CPC Mortgage Loan	(40)	(36)
Less current portion of Camrose Revolving Credit Facility	(8,161)	—

Non-current maturity of long-term debt	$316,352	$313,699

          On July 15, 2002, the Company issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%.  Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of the Company (exclusive of CPC and OFP), excluding accounts receivable, inventory, and certain other assets.  The Indenture under which the 10% Notes were issued contains restrictions (except for CPC and OFP) on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company’s net income, as defined. New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.  At any time on or after July 15, 2006, the 10% Notes will be redeemable at the option of the Company, in whole or in part at a set range of redemption prices.  If redeemed during the twelve-month period beginning July 15, 2006 the price is 105% of the principal amount, plus accrued and unpaid interest and any liquidated damages, as defined.  The redemption price adjusts to 102.5% and 100%, respectively, for the two subsequent twelve-month periods.

          On March 29, 2000, OFP entered into a seven-year $14.0 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility.  Amounts outstanding under the loan agreement bear interest based on the LIBOR rate plus a margin ranging from 1.25% to 3.00%, and as of June 30, 2005, there was $7.1 million of principal outstanding of which $2.0 million was classified as current. The loan is secured by all the assets of OFP. The loan agreement contains various restrictive covenants including a minimum tangible net worth amount, a minimum debt service coverage ratio, and a specified amount of insurance coverage. Principal payments required on the loan are $0.5 million per quarter but can be accelerated for excess cash flows, as defined. Excess cash flows generated in 2004 resulted in $0.4 million of additional principal payments paid in 2005.  The creditors of OFP have no recourse to the general credit of the Company.  Effective January 1, 2004, the Company included the OFP loan balance in the consolidated balance sheet as a result of the adoption of FIN 46R.  See Note 11 to the Consolidated Financial Statements, “Joint Venture and Adoption of FIN 46R – Consolidation of Variable Interest Entities.”

          On September 17, 2004, CPC entered into a ten-year loan agreement related to an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement. CPC’s share of the debt is $3.5 million. Amounts outstanding under the loan agreement bear interest at a rate of 6.57%.  As of June 30, 2005, CPC’s share of the principal outstanding was $3.5 million of which $40,000 was classified as current. The loan is secured by the warehouse and contains various restrictive covenants on CPC including minimum income and cash flow requirements, a minimum debt service coverage amount and limitations on incurring new or additional debt obligations other than as allowed by the loan agreement.

          On March 29, 2005, the Company entered into a Letter of Credit Facility Agreement (“Credit Agreement”) with U.S. Bank National Association.  The Credit Agreement, as amended, provides for a maximum borrowing of $35.0 million for the sole purpose of issuing letters of credit and terminates on March 29, 2006.  Under the Credit Agreement, the Company agrees to pay an issuance fee of the greater of $100 or the face amount of a letter of credit multiplied by 0.125% and a fee, payable quarterly in arrears, at a rate of 0.50% per annum of the average aggregate undrawn face amount of all outstanding letters of credit during the preceding calendar quarter.  The Credit Agreement contains certain customary covenants for credit facilities of this type, such as provisions regarding compliance with laws, taxes, notice to issuers and financial information and will be secured by restricted cash.  As of June 30, 2005, the Company had $23.3 million of restricted cash as collateral supporting $22.1 million of letters of credit associated with the Credit Agreement.

          Camrose maintains a CDN $15.0 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. Amounts under the facility bear interest based on the prime rate.  The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose’s eligible trade accounts receivable and inventories. The credit facility contains various restrictive covenants including a minimum tangible net worth amount. This facility expires in September 2006. At June 30, 2005, there were no restricted amounts for outstanding letters of credit.  Camrose has subsequently agreed to amendments to its existing loan agreement with the Canadian bank to include a temporary credit facility for an additional CDN $15.0 million.  Any amounts drawn on the temporary credit facility will bear interest at the prime rate and will have to be repaid in the third quarter of 2005.  All other terms of the temporary credit facility are consistent with the original credit facility.  As of June 30, 2005, the interest rate of this facility was 4.25%.  Camrose pays annual commitment fees of up to 0.25% of the unused portion of the credit line.  At June 30, 2005, there was a $15.4 million outstanding balance due under the credit facility.

          As of June 30, 2005, principal payments on debt are due as follows (in thousands):

2005	$8,294
2006	10,202
2007	4,122
2008	48
2009	303,051
2010	55
2011 and thereafter	3,261

$329,033

6.     Income Taxes

          The effective income tax expense rate was 38.7% and 37.4%, for the three and six months ended June 30, 2005, respectively, as compared to a tax benefit rate of less than 1.0% in the corresponding periods in 2004. The effective income tax rate for the three and six months ended June 30, 2005 varied from the combined state and federal statutory rate principally because the Company recorded tax benefits associated with export sales.  The effective income tax rate for the three and six months ended June 30, 2004 varied from the combined state and federal statutory rate principally because the Company reversed a portion of the valuation allowance, established in 2003, for certain federal and state net operating loss carry-forwards, state tax credits and alternative minimum tax credits.

          SFAS No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded.  Based on this guidance, the Company increased the valuation allowance by $0.5 million and $0.3 million for the three and six months ended June 30, 2005, respectively, because of the uncertainty regarding the utilization of additional state tax credits identified in 2005.  For the three and six months ended June 30, 2004, the Company decreased the valuation allowance established in 2003 by $7.3 million and $10.5 million, respectively, because improved earnings reduced the uncertainty surrounding allowances pertaining to 2003.   At June 30, 2005, the valuation allowance for deferred assets was $8.3 million.

          The Company will continue to evaluate the need for valuation allowances in the future.  Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.

7.        Net Income Per Share

          The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.”  SFAS No. 128 requires the presentation of “basic” earnings per share and “diluted” earnings per share.  Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options, performance stock awards and restricted stock awards, as determined using the treasury stock method.

Shares used in calculating basic and diluted earnings per share for the three-month and six-month periods ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Basic weighted average shares outstanding	35,439	26,583	35,419	26,535
Dilutive effect of stock based compensation awards	311	265	343	169

Weighted average number of shares outstanding assuming dilution	35,750	26,848	35,762	26,704

Net income	$28,425	$14,020	$56,775	$21,545

Basic income per share:	$0.80	$0.53	$1.60	$0.81
Diluted income per share:	$0.80	$0.52	$1.59	$0.81

8.       Employee Benefit Plans

          The Company has noncontributory defined benefit retirement plans, certain health care and life insurance benefits, and qualified Thrift (401(k)) plans covering all of its eligible domestic employees.  The Company also has noncontributory defined benefit retirement plans covering all of its eligible Camrose employees.

          Components of net periodic benefit cost related to the defined benefit retirement plans, including supplemental employee retirement plans, were as follows:

	Defined Benefit Retirement Plans

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Service cost	$1,084	$1,086	$2,171	$2,172
Interest cost	2,321	1,788	4,648	3,577
Expected return on plan assets	(2,050)	(1,722)	(4,134)	(3,445)
Amortization of unrecognized net loss	235	332	473	662
Amortization of unrecognized prior service cost	622	11	1,243	22

Total net periodic benefit cost	$2,212	$1,495	$4,401	$2,988

Components of net periodic benefit cost related to the health care and life insurance benefit plans were as follows:

	Other Benefit Plans

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)		(In thousands)

Service cost	$152	$120	$283	$240
Interest cost	538	419	1,060	837
Amortization of unrecognized net loss	76	90	137	180
Amortization of unrecognized net transition asset	49	49	98	98
Amortization of unrecognized prior service cost	180	19	361	38

Total net periodic benefit cost	$995	$697	$1,939	$1,393

          The Company made contributions of $2.5 million and $6.3 million, respectively, to its defined benefit retirement plans for the three and six months ended June 30, 2005.  Contributions of $2.2 million were made during both the three and six months ended June 30, 2004.  The Company expects to make additional contributions of $1.2 million in 2005.

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

Oregon Steel Division

          In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality (“DEQ”) committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Company’s Portland Mill may have affected sediment quality in the Willamette River.  Based on preliminary findings, the Company is conducting a full remedial investigation (“RI”), including areas of investigation throughout the Portland Mill, and has committed to implement source control if required.  The Company’s best estimate for costs of the RI study is approximately $0.8 million over the next two years. Accordingly, the Company has accrued a liability of $0.8 million as of June 30, 2005. The Company has also recorded a $0.8 million receivable for insurance proceeds that are expected to cover these RI costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI costs as incurred.  Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company’s results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs.  It is probable that the DEQ will require the Company to perform some stabilization of some portion of the riverbank on the Portland Mill property; however, the cost of such stabilization cannot be estimated at this time.  The Company is unable at this time to determine if the likelihood of any further unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.

          In a related matter, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency (“EPA”), identifying it, along with 68 other entities, as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to contamination in a portion of the Willamette River that has been designated as the “Portland Harbor Superfund Site.”  The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the Portland Harbor Superfund Site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability.  At this time, nine private and public entities have signed an Administrative Order on Consent (“AOC”) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Superfund Site under EPA oversight.  The RI/FS is expected to be completed in 2008.  Although the Company did not sign the original AOC, the Company is a member of the Lower Willamette Group, which is funding that investigation, and the Company signed a Coordination and Cooperation Agreement with the EPA that binds the Company to all terms of the AOC.  As a best estimate of the Company’s share of the remaining RI/FS costs, which are expected to be incurred in the next three to four years, the Company has accrued a liability of $0.9 million as of June 30, 2005.  The Company has also recorded a $0.9 million receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred.  At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by identified PRPs.  In addition, in June 2003, the Company signed a Funding and Participating Agreement whereby the Company, with nine other industrial and municipal parties, agreed to fund a joint effort with federal, state and tribal trustees to study potential natural resource damages in the Portland Harbor. The Company, along with eight of the nine other industrial and municipal parties, withdrew from the agreement, effective October 1, 2004, because of the inability to reach agreement with the trustees with respect to the assessment to be conducted. The Company intends to continue to work with interested parties to assess natural resources damages. The Company estimates its financial commitment in connection with future natural resource damage assessment to be approximately $0.3 million.  Based on this estimate, the Company has accrued a liability of $0.3 million as of June 30, 2005.  The Company has also recorded a $0.3 million receivable for insurance proceeds that are expected to cover these costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these costs as incurred. In connection with these matters, the Company could incur additional costs associated with investigation, remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company’s results of operations.  The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA, or natural resource damages and restoration that may be sought by federal, state and tribal natural resource trustees.

RMSM Division

          In connection with the acquisition of the steelmaking and finishing facilities located in Pueblo, Colorado (“Pueblo Mill”), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner’s operations.  CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million.  CF&I’s estimate of this liability was based on two initial remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions.  In October 1995, CF&I and the Colorado Department of Public Health and Environment (“CDPHE”) finalized a postclosure permit for hazardous waste units at the Pueblo Mill.  As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years.  The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist.  In 2004, the Company contracted two environmental engineering consultants to conduct remediation investigations of the remaining SWMU’s.  The cost estimates provided by the consultants for the SWMU’s, for which remediation work had not already commenced, were $24.0 million and $25.0 million.  The Company determined the best estimate was the average of the two studies, or $24.5 million, which was $1.6 million more than previously accrued. At June 30, 2005, there were 60 SWMU’s that still required remediation.  At June 30, 2005, the total accrued liability for all remaining SWMU’s was $24.8 million, of which $23.3 million was classified as non-current on the Company’s consolidated balance sheet.

          The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action (“Action”) in the second quarter of 2000.  In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the “State Consent Decree”).  The State Consent Decree provided for CF&I to pay $0.3 million in penalties, fund $1.5 million of community projects, and to pay approximately $0.4 million for consulting services, all of which have been paid as of June 30, 2005. CF&I is also required to make certain capital improvements expected to cost approximately $30.3 million, including converting to the new single New Source Performance Standards Subpart AAa (“NSPS AAa”) compliant furnace discussed below.  The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration (“PSD”) air permit.  The PSD permit was issued June 21, 2004.  CF&I anticipates completing the furnace capital improvements in October 2005.

          In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA.  This determination was contrary to an earlier “grandfather” determination first made in 1996 by CDPHE.  CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003.  In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new single NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $30.3 million), and to pay approximately $0.5 million in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill.  The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. As of June 30, 2005, the non-capital expenditures have been paid.  Under this settlement and the settlement with the CDPHE, the Company is subject to certain stipulated penalties if it fails to comply with the terms of the settlement.  In March 2004, the CDPHE notified CF&I of alleged violations of the State Consent Decree relating to opacity.  In June 2004, the CDPHE assessed stipulated penalties of $0.3 million.  On July 26, 2004, CF&I sought judicial review of the determination.  In August 2004, the state filed its response and the case has been set for trial commencing in November 2005.

          Beginning in May 2005, CF&I and the CDPHE exchanged a number of settlement proposals dealing with the above and other alleged violations of the State Consent Decree.  In July 2005, CF&I and the CDPHE continued to negotiate for a settlement of all pending matters.  CF&I believes that it is probable that both capital and non-capital expenditures will be incurred to settle all pending matters with the CDPHE.  In addition to these penalties, the Company may in the future incur additional penalties related to this matter.  To date, such penalties have not been material to its results of operations and cash flows; however, the Company cannot be assured that future penalties will not be material.

          In response to the CDPHE settlement and subsequent alleged violations and the resolution of the EPA action, CF&I expensed  $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2005, and $0.1 million for both the three and six months ended June 30, 2004 for possible fines and non-capital related expenditures.  As of June 30, 2005, the remaining accrued liability was approximately $1.2 million.

          In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the Clean Air Act Amendments (“CAA”) requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards.  The Title V permit has been modified several times and gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. The decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel (“billets”) for conversion into rod products at spot market prices.  Pricing and availability of billets is subject to significant volatility.

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

CF&I Labor Dispute Settlement – Accounting

          The Company recorded charges of $31.1 million in 2003 related to the tentative Settlement obligation.  The charge consisted of (1) $23.2 million for the value of four million shares of the Company’s common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above.  As noted above, on September 10, 2004, the parties agreed that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Company’s common stock in an underwritten stock offering.  On September 29, 2004, the public offering price was established at $16.00 per share, and $64.0 million was paid to the Trust in the fourth quarter of 2004.  In 2004, the Company recorded a charge of $45.4 million ($7.0 million, $31.9 million, $4.5 million and $2.0 million for 2004 quarters ended March 31, June 30, September 30 and December 31, respectively) related to the Settlement obligation consisting of (1) $40.8 million for the incremental change in value of the four million shares of the Company’s common stock, (2) $8.9 million in retirement benefits for the 200 employees who accepted the early retirement benefits, which were partially offset by (3) a reduction of $4.3 million of the existing LTD accrual.  At June 30, 2005, $1.0 million was accrued for LTD benefits.  Beneficiaries have until September 2005 to claim LTD benefits and this accrual will continue to be adjusted as better claims information becomes available.  The Company recorded a charge for the BPPSO and related taxes of $3.4 million for both the three and six months ended June 30, 2005 and charges of $1.4 million and $3.0 million, respectively, for the corresponding periods in 2004.  The BPPSO charges were classified as selling, general and administrative expenses.

Purchase Commitments

          Effective January 8, 1990, the Company entered into an agreement, which was subsequently amended on December 7, 1990 and again on April 3, 1991, to purchase a base amount of oxygen produced from a facility located at the Company’s Portland Mill.  The oxygen facility is owned and operated by an independent third party.  The agreement expires in August 2011 and specifies that the Company will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at June 30, 2005 was approximately $0.1 million. In addition, the agreement does not currently provide benefit to the Company’s operations as the Portland Mill’s melt shop is currently not in use. If the Company determines the melt shop will not reopen or decides to terminate the agreement, it will incur an expense for contract termination costs. The Company estimates the cancellation and buyout costs could range from $3.0 million to $5.5 million, depending on the negotiation of the settlement. None of the future costs of the contract have been accrued in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” as the company has not effectively ceased its rights under the contract.

          A separate contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and expires in February 2013.  The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index.  The monthly base charge at June 30, 2005 was $0.1 million.

          The Company purchases electricity used at the Pueblo Mill from an independent third party under an agreement that expires in May 2008.  This commitment specifies that the Company will pay a minimum monthly charge of $33,000 per month.

          In the second quarter of 2005, the Company entered into multiple agreements for the delivery and installation of certain machinery used in the construction of the new electric arc furnace at the Pueblo Mill.  The Company has agreed to pay a total of $11.2 million to a group of third parties, with ordinary payment terms due upon delivery or as services are rendered by the contracted vendors.  The construction of the electric arc furnace is expected to be completed in the fourth quarter of 2005.

          In March 2005, the Company entered into an agreement to purchase the manufacturing equipment for the Company’s new spiral weld large diameter line pipe mill, which will be located at the Company’s Portland Mill.  The agreement, as amended, specifies that the Company will pay approximately $16.3 million for the delivery and installation of the machinery, which will be paid in installments as certain performance milestones are reached by the vendor.  The construction of the spiral weld mill is expected to be completed in the first quarter of 2006.

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

          The CPC loan of $3.5 million as of June 30, 2005 was entered into for an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement.  The Company is not a guarantor for CPC’s co-tenant’s share; however, CPC is a co-borrower and is jointly and severally liable in the event of default by the other co-tenant or its respective guarantors.  The co-tenant’s share of the loan was $3.5 million as of June 30, 2005.  Two owners of the co-tenant are personal guarantors of the entire loan.  The Company believes that the co-tenant has sufficient liquidity to pay its share of the loan.

11.     Joint Venture and Adoption of FIN 46R – Consolidation of Variable Interest Entities

          In June 1999, a wholly-owned subsidiary of the Company and Feralloy Oregon Corporation (“Feralloy”) formed OFP to construct a temper mill and a cut-to-length (“CTL”) facility (“Facility”) with an annual stated capacity of 300,000 tons to process CTL plate from steel coil produced at the Company’s Portland Mill. The Facility commenced operations in May 2001.  The Company has a 60% profit/loss interest and Feralloy, the managing partner, has a 40% profit/loss interest in OFP.  Each partner holds 50% voting rights as an owner of OFP.  The Company is not required to, nor does it currently anticipate it will, make other contributions of capital to fund operations of OFP.  However, the Company is obligated to supply a quantity of steel coil for processing through the Facility of not less than 15,000 tons per month.  In the event that the three month rolling average of steel coil actually supplied for processing is less than 15,000 tons and OFP operates at less than breakeven (as defined in the Joint Venture Agreement), then the Company is required to make a payment to OFP at the end of the three-month period equal to the shortfall.  At the end of each calendar year, the actual results are compared to the shortfall payment made by the Company to OFP. If the twelve-month calculation results in a shortfall payment that is less than the amount paid by the Company, then the Company is owed a refund for the difference. The Company’s consolidated financial statements included a net charge of $0.1 million and $0.2 million, respectively, related to the shortfall for the three and six months ended June 30, 2005, and $34,000 and $0.3 million, respectively, related to the shortfall for the three and six months ended June 30, 2004.

          The Company adopted FIN 46R “Consolidation of Variable Interest Entities” on January 1, 2004, which resulted in the consolidation of OFP’s operations. The cumulative impact of the adoption of this accounting standard on retained earnings was zero as the Company believes the fair value of OFP approximated its carrying value.  OFP primarily owns land improvements, a building, equipment and other operating assets, all of which are collateral for the outstanding bank debt of OFP.  The creditors of OFP have no recourse to the general credit of the Company.  The financial statement impact was to increase current assets by $1.7 million, increase net property, plant and equipment by $15.0 million, decrease other assets by $3.5 million, increase current liabilities by $3.4 million, increase long-term debt by $7.5 million (consisting of bank debt) and increase minority interest by $2.3 million.

12.     Investment in Camrose Pipe Company

          On March 30, 2005, Canadian National Steel, a wholly owned subsidiary of CPC, purchased the 40 percent partnership interest in Camrose previously owned by a subsidiary of Stelco, Inc., and the Company now indirectly owns 100 percent of Camrose.  The Company has recorded the acquisition in accordance with SFAS No. 141, “Business Combinations.”  The purchase price, including acquisition related costs, was $18.6 million.  There are no contingent payments or any other material future obligations related to the acquisition.   Due to the timing of the acquisition date, the Company had not finalized the purchase price allocation at March 31, 2005.  In the second quarter, the Company completed a preliminary purchase price allocation and recorded goodwill of $2.5 million.  The preliminary allocation included increases to the fair value of inventory and property, plant and equipment.  The Company also recorded the fair value of customer backlog specific to significant sales orders outstanding at the date of acquisition.  The customer backlog was included in other current assets due to the expected delivery terms for those orders.  In addition, the Company made a preliminary adjustment to deferred employee benefit liabilities.  The final allocation of the purchase price is expected to be made when additional information is available.  All minority interest associated with Camrose has been eliminated from the Company’s consolidated balance sheet.

13.     Assets Held for Sale

          In July 2004, the Company idled its Napa, California pipe mill (“Napa mill”).  In December 2004, the Company announced the permanent closure of the Napa mill and has engaged with third parties to market the pipe mill equipment and real estate.  The assets held for sale consist of land, buildings and machinery and equipment with net book value balances of $9.5 million, $3.3 million and $15.5 million, respectively.  The liabilities related to assets held for sale of $1.0 million consist of environmental reserves.  The Company believes the market value for these assets are in excess of book value at June 30, 2005 and that the assets will be sold in 2005.

NEW CF&I, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share and share amounts)

	June 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Trade accounts receivable, net of allowance for doubtful accounts of $697 and $1,083	47,094	46,643
Inventories	106,539	70,940
Deferred income taxes	4,067	3,610
Other	3,059	3,376

Total current assets	160,760	124,570

Property, plant and equipment:
Land and improvements	3,301	3,301
Buildings	19,836	19,836
Machinery and equipment	274,905	273,126
Construction in progress	14,964	7,702

	313,006	303,965
Accumulated depreciation	(156,567)	(149,595)

Net property, plant and equipment	156,439	154,370

Intangibles, net	32,416	32,481
Non-current deferred income taxes	44,403	52,790
Minority interest	6,147	7,136

TOTAL ASSETS	$400,165	$371,347

LIABILITIES
Current liabilities:
Accounts payable	$21,294	$40,413
Accrued expenses	25,594	28,171

Total current liabilities	46,888	68,584
Long-term debt - Oregon Steel Mills, Inc.	321,790	288,730
Environmental liability	24,524	25,596
Deferred employee benefits	50,128	46,467

Total liabilities	443,330	429,377

Redeemable common stock, 26 shares issued and outstanding	21,840	21,840

Commitments and contingencies (Note 4)
STOCKHOLDERS’ DEFICIT
Common stock, par value $1 per share, 1,000 shares authorized; 200 shares issued and outstanding	1	1
Additional paid-in capital	16,603	16,603
Accumulated deficit	(77,937)	(92,802)
Accumulated other comprehensive loss:
Minimum pension liability	(3,672)	(3,672)

Total stockholders’ deficit	(65,005)	(79,870)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$400,165	$371,347

The accompanying notes are an integral part of the consolidated financial statements.

NEW CF&I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Sales:
Product sales	$116,887	$120,882	$237,610	$223,871
Freight	3,758	4,454	6,862	8,234

	120,645	125,336	244,472	232,105
Costs and expenses:
Cost of sales	93,297	99,237	189,097	194,748
Labor dispute settlement charges (Note 4)	—	31,868	—	38,868
Selling, general and administrative expenses	4,229	6,250	11,858	11,769
Incentive compensation	1,999	528	4,070	1,089
Gain on disposal of assets	(212)	(22)	(299)	(282)

	99,313	137,861	204,726	246,192

Operating income (loss)	21,332	(12,525)	39,746	(14,087)
Other income (expense):
Interest expense	(7,726)	(5,861)	(14,870)	(11,988)
Minority interests	(533)	829	(989)	1,210
Other income	65	62	122	125

Income (loss) before income taxes	13,138	(17,495)	24,009	(24,740)
Income tax benefit (expense)	(5,360)	6,059	(9,144)	9,594

Net income (loss)	$7,778	$(11,436)	$14,865	$(15,146)

The accompanying notes are an integral part of the consolidated financial statements.

NEW CF&I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net income (loss)	$14,865	$(15,146)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	10,060	9,162
Deferred income taxes	7,930	(10,196)
Gain on disposal of assets	(299)	(282)
Minority interests	989	(1,210)
Other, net	2,589	(1,496)
Changes in current assets and liabilities:
Trade accounts receivable	(451)	(5,087)
Inventories	(35,599)	(1,780)
Accounts payable	(19,119)	11,351
Accrued expenses	(2,577)	4,356
Other	317	129

Net cash used by operating activities	(21,295)	(10,199)

Cash flows from investing activities:
Additions to property, plant and equipment	(12,066)	(3,958)
Proceeds from disposal of assets	300	380

Net cash used by investing activities	(11,766)	(3,578)

Cash flows from financing activities:
Borrowings from Oregon Steel Mills, Inc.	141,594	131,505
Payments to Oregon Steel Mills, Inc.	(108,533)	(117,732)

Net cash provided by financing activities	33,061	13,773

Net decrease in cash and cash equivalents	—	(4)
Cash and cash equivalents at the beginning of period	1	5

Cash and cash equivalents at the end of period	$1	$1

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$15,058	$12,490

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

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and requires the retrospective application to prior periods’ financial statement for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The retrospective application of the change would be limited to the direct effects of the change, and indirect effects would be recognized in the period of the accounting change.  SFAS No. 154 is effective for fiscal years beginning after December 31, 2005.  New CF&I does not believe that the adoption of SFAS No. 154 will have a material impact on the Consolidated Financial Statements.

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

2.       Inventories

          Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method.  The components of inventories are as follows:

	June 30, 2005	December 31, 2004

	(In thousands)
Raw materials	$16,001	$19,750
Semi-finished product	65,368	26,226
Finished product	13,462	13,504
Stores and operating supplies	11,708	11,460

Total inventories	$106,539	$70,940

3.       Long-term Debt

          Borrowing requirements for capital expenditures and working capital have been provided through three revolving loans from Oregon Steel to CF&I.  The loans include interest on the daily amount outstanding, paid monthly, at the rate of 10.65% per annum. The principal is due on demand or on December 31, 2006 if no demand is made.

          At June 30, 2005, principal payments on long-term debt were due as follows (in thousands):

2006	$321,790

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

4.     Contingencies

Environmental

          In connection with the acquisition of the steelmaking and finishing facilities located in Pueblo, Colorado (“Pueblo Mill”), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner’s operations.  CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million.  CF&I’s estimate of this liability was based on two initial remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions.  In October 1995, CF&I and the Colorado Department of Public Health and Environment (“CDPHE”) finalized a postclosure permit for hazardous waste units at the Pueblo Mill.  As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years.  The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist.  In 2004, CF&I contracted two environmental engineering consultants to conduct remediation investigations of the remaining SWMU’s.  The cost estimates provided by the consultants for the SWMU’s, for which remediation work had not already commenced, were $24.0 million and $25.0 million.  CF&I determined the best estimate was the average of the two studies, or $24.5 million, which was $1.6 million more than previously accrued. At June 30, 2005, there were 60 SWMU’s that still required remediation.  At June 30, 2005, the total accrued liability for all remaining SWMU’s was $24.8 million, of which $23.3 million was classified as non-current on New CF&I’s consolidated balance sheet.

          The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action (“Action”) in the second quarter of 2000.  In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the “State Consent Decree”).  The State Consent Decree provided for CF&I to pay $0.3 million in penalties, fund $1.5 million of community projects, and to pay approximately $0.4 million for consulting services, all of which have been paid as of June 30, 2005. CF&I is also required to make certain capital improvements expected to cost approximately $30.3 million, including converting to the new single New Source Performance Standards Subpart AAa (“NSPS AAa”) compliant furnace discussed below.  The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration (“PSD”) air permit.  The PSD permit was issued June 21, 2004.  CF&I anticipates completing the furnace capital improvements in October 2005.

          In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA.  This determination was contrary to an earlier “grandfather” determination first made in 1996 by CDPHE.  CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003.  In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new single NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $30.3 million), and to pay approximately $0.5 million in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill.  The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. As of June 30, 2005, the non-capital expenditures have been paid.  Under this settlement and the settlement with the CDPHE, CF&I is subject to certain stipulated penalties if it fails to comply with the terms of the settlement.  In March 2004, the CDPHE notified CF&I of alleged violations of the State Consent Decree relating to opacity.  In June 2004, the CDPHE assessed stipulated penalties of $0.3 million.  On July 26, 2004, CF&I sought judicial review of the determination.  In August 2004, the state filed its response and the case has been set for trial commencing in November 2005.

          Beginning in May 2005, CF&I and the CDPHE exchanged a number of settlement proposals dealing with the above and other alleged violations of the State Consent Decree.  In July 2005, CF&I and the CDPHE continued to negotiate for a settlement of all pending matters.  CF&I believes that it is probable that both capital and non-capital expenditures will be incurred to settle all pending matters with the CDPHE.  In addition to these penalties, CF&I may in the future incur additional penalties related to this matter.  To date, such penalties have not been material to its results of operations and cash flows; however, CF&I cannot be assured that future penalties will not be material.

          In response to the CDPHE settlement and subsequent alleged violations and the resolution of the EPA action, CF&I expensed  $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2005, and $0.1 million for both the three and six months ended June 30, 2004 for possible fines and non-capital related expenditures.  As of June 30, 2005, the remaining accrued liability was approximately $1.2 million.

          In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the Clean Air Act Amendments (“CAA”) requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards.  The Title V permit has been modified several times and gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. The decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel (“billets”) for conversion into rod products at spot market prices.  Pricing and availability of billets is subject to significant volatility.

Labor Matters

CF&I Labor Dispute Settlement

          On January 15, 2004, CF&I announced a tentative agreement to settle the labor dispute between the United Steelworkers of America (“Union”) and CF&I that had been ongoing since October 1997 and on September 10, 2004 the settlement was finalized and became effective (the “Settlement”). The Settlement resulted in the dismissal of all court actions between CF&I and the Union relating to the labor dispute and environmental matters and the conditional withdrawal of charges by the United States National Labor Relations Board. The Settlement also included the ratification of new five-year collective bargaining agreements and called for the establishment of a trust and on September 10, 2004, the Rocky Mountain Steel Mills – United Steelworkers of America Back Pay Trust (“Trust”) was established. As part of the tentative settlement Oregon Steel had originally planned to issue four million shares of Oregon Steel’s common stock to the Trust on behalf of CF&I.  On September 10, 2004, the parties agreed instead that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Oregon Steel’s common stock in an underwritten stock offering.

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

CF&I Labor Dispute Settlement – Accounting

          CF&I recorded charges of $31.1 million in 2003 related to the tentative Settlement obligation.  The charge consisted of (1) $23.2 million for the value of four million shares of the Oregon Steel’s common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above.  As noted above, on September 10, 2004, the parties agreed that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Oregon Steel’s common stock in an underwritten stock offering.  On September 29, 2004, the public offering price was established at $16.00 per share, and $64.0 million was paid to the Trust in the fourth quarter of 2004.  In 2004, CF&I recorded a charge of $45.4 million ($7.0 million, $31.9 million, $4.5 million and $2.0 million for 2004 quarters ended March 31, June 30, September 30 and December 31, respectively) related to the Settlement obligation consisting of (1) $40.8 million for the incremental change in value of the four million shares of Oregon Steel’s common stock, (2) $8.9 million in retirement benefits for the 200 employees who accepted the early retirement benefits, which were partially offset by (3) a reduction of $4.3 million of the existing LTD accrual.  At June 30, 2005, $1.0 million was accrued for LTD benefits.  Beneficiaries have until September 2005 to claim LTD benefits and this accrual will continue to be adjusted as better claims information becomes available.  CF&I recorded a charge for the BPPSO and related taxes of $3.4 million for both the three and six months ended June 30, 2005 and charges of $1.4 million and $3.0 million, respectively, for the corresponding periods in 2004.  The BPPSO charges were classified as selling, general and administrative expenses.

Purchase Commitments

          A contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and expires in February 2013.  The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index.  The monthly base charge at June 30, 2005 was $0.1 million.

          CF&I purchases electricity used at the Pueblo Mill from an independent third party under an agreement that expires in May 2008.  This commitment specifies that CF&I will pay a minimum monthly charge of $33,000 per month.

          In the second quarter of 2005, CF&I entered into multiple agreements for the delivery and installation of certain machinery used in the construction of the new electric arc furnace.  CF&I has agreed to pay a total of $11.2 million to a group of third parties, with ordinary payment terms due upon delivery or as services are rendered by the contracted vendors.  The construction of the electric arc furnace is expected to be completed in the fourth quarter of 2005.

Guarantees and Financing Arrangements

          On July 15, 2002, Oregon Steel issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%.  Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of Oregon Steel, excluding accounts receivable, inventory, and certain other assets.  As of June 30, 2005, Oregon Steel had outstanding $303.0 million of principal amount under the 10% Notes.  The Indenture under which the 10% Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of Oregon Steel’s net income, as defined.  New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

Other Contingencies

          New CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters.  In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of New CF&I, its results of operations, and liquidity.

5.       Income Taxes

          The effective income tax expense rates were 40.8% and 38.1%, for the three and six months ended June 30, 2005, respectively, as compared to tax benefit rates of 34.6% and 38.8% in the corresponding periods in 2004.  The effective income tax rates for the three and six months ended June 30, 2005 did not vary materially from the combined state and federal statutory rate.  The effective income tax rate for the three and six months ended June 30, 2004 varied from the combined state and federal statutory rate, principally because New CF&I reversed a portion of the valuation allowance established in 2003 for certain federal and state net operating loss carry-forwards, state tax credits and alternative minimum tax credits.

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

          SFAS No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded.  Based on this guidance, Oregon Steel increased the valuation allowance in the three and six months ended June 30, 2005 due to uncertainty regarding the utilization of certain state tax credits.  Oregon Steel reduced the valuation allowance in the three and six months ended June 30, 2004 due to reduced uncertainty regarding the realization of deferred tax assets.  New CF&I has been allocated a $0.2 million and $0.1 million valuation allowance reduction for the three and six months ended June 30, 2005, respectively, and a reduction of $3.6 million and $4.5 million for the three and six months ended June 30, 2004, respectively.  At June 30, 2005, the valuation allowance for deferred tax assets was $7.8 million.

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

          Components of net periodic benefit cost related to the defined benefit retirement plans were as follows:

	Defined Benefit Retirement Plans

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Service cost	$579	$550	$1,158	$1,100
Interest cost	1,001	558	2,002	1,116
Expected return on plan assets	(586)	(442)	(1,200)	(883)
Amortization of unrecognized net loss	38	148	76	295
Amortization of unrecognized prior service cost	609	—	1,218	—

Total net periodic benefit cost	$1,641	$814	$3,254	$1,628

Components of net periodic benefit cost related to the health care and life insurance benefit plans were as follows:

	Other Benefit Plans

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Service cost	$55	$36	$111	$72
Interest cost	304	201	607	402
Amortization of unrecognized net loss	54	83	107	166
Amortization of unrecognized prior service cost	180	18	359	36

Total net periodic benefit cost	$593	$338	$1,184	$676

          New CF&I made contributions of $2.2 million and $5.6 million, respectively, to its defined benefit retirement plans for the three and six months ended June 30, 2005.  Contributions of $1.1 million were made during both the three and six months ended June 30, 2004.  New CF&I expects to make additional contributions of $1.1 million in 2005.

CF&I STEEL, L.P.
BALANCE SHEETS
(In thousands)

	June 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, less allowance for doubtful accounts of $649 and $1,036	45,697	45,314
Inventories	106,134	70,624
Other	2,696	3,129

Total current assets	154,527	119,067

Property, plant and equipment:
Land and improvements	3,295	3,295
Buildings	18,443	18,443
Machinery and equipment	271,410	269,632
Construction in progress	14,965	7,702

	308,113	299,072
Accumulated depreciation	(154,018)	(147,197)

Net property, plant and equipment	154,095	151,875

Intangibles, net	32,416	32,481

TOTAL ASSETS	$341,038	$303,423

LIABILITIES
Current liabilities:
Accounts payable	$32,916	$50,158
Accrued expenses	25,068	28,868

Total current liabilities	57,984	79,026
Long-term debt - Oregon Steel Mills, Inc.	321,790	288,730
Long-term debt - New CF&I, Inc.	21,756	21,756
Environmental liability	24,524	25,596
Deferred employee benefits	50,107	46,329

Total liabilities	476,161	461,437

Commitments and contingencies (Note 4)
PARTNERS’ DEFICIT
General partner	(128,637)	(150,425)
Limited partners	(6,486)	(7,589)

Total partners’ deficit	(135,123)	(158,014)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$341,038	$303,423

The accompanying notes are an integral part of the financial statements.

CF&I STEEL, L.P.
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Sales:
Product sales	$115,014	$118,866	$233,987	$219,792
Freight	3,758	4,454	6,862	8,235

	118,772	123,320	240,849	228,027
Costs and expenses:
Cost of sales	92,451	97,974	186,985	192,361
Labor dispute settlement charges (Note 4)	—	31,868	—	38,868
Selling, general and administrative	4,203	6,101	11,793	11,574
Incentive compensation	1,935	528	3,962	1,089
Gain on disposal of assets	(206)	(13)	(287)	(245)

	98,383	136,458	202,453	243,647

Operating income (loss)	20,389	(13,138)	38,396	(15,620)
Other income (expense):
Interest expense	(8,122)	(6,127)	(15,627)	(12,510)
Other income	65	63	122	125

Net income (loss)	$12,332	$(19,202)	$22,891	$(28,005)

The accompanying notes are an integral part of the financial statements.

CF&I STEEL, L.P.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net income (loss)	$22,891	$(28,005)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	9,911	9,044
Gain on disposal of assets	(287)	(245)
Other	2,706	(1,752)
Changes in current assets and liabilities:
Trade accounts receivable	(383)	(4,858)
Inventories	(35,510)	(1,746)
Accounts payable	(17,242)	12,788
Accrued expenses	(3,800)	4,408
Other	433	221

Net cash used by operating activities	(21,281)	(10,145)

Cash flows from investing activities:
Additions to property, plant and equipment	(12,066)	(3,958)
Proceeds from disposal of assets	287	330

Net cash used by investing activities	(11,779)	(3,628)

Cash flows from financing activities:
Borrowings from related parties	141,594	131,505
Payments to related parties	(108,534)	(117,732)

Net cash provided by financing activities	33,060	13,773

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of period	—	—

Cash and cash equivalents at the end of period	$—	$—

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$15,058	$12,490

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

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and requires the retrospective application to prior periods’ financial statement for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The retrospective application of the change would be limited to the direct effects of the change, and indirect effects would be recognized in the period of the accounting change.  SFAS No. 154 is effective for fiscal years beginning after December 31, 2005.  CF&I does not believe that the adoption of SFAS No. 154 will have a material impact on the Financial Statements.

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

2.       Inventories

          Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method.  The components of inventories are as follows:

	June 30, 2005	December 31, 2004

	(In thousands)
Raw materials	$16,001	$19,750
Semi-finished product	65,368	26,226
Finished product	13,462	13,504
Stores and operating supplies	11,303	11,144

Total inventories	$106,134	$70,624

3.       Long-term Debt

          Borrowing requirements for capital expenditures and working capital have been provided through three revolving loans from Oregon Steel to CF&I as well as a loan from New CF&I to CF&I.  The Oregon Steel loans include interest on the daily amount outstanding, paid monthly, at the rate of 10.65% per annum.  The principal on the Oregon Steel loans is due on demand or on December 31, 2006 if no demand is made.  The loan from New CF&I includes interest on the daily amount outstanding at prime.  Interest was calculated at a weighted average interest rate of 6.0% and 5.7%, respectively, for the three and six months ended June 30, 2005.  The principal on the New CF&I loan is due on demand; however, it is classified as long-term based on New CF&I’s intent not to demand payment in 2005.

          At June 30, 2005, principal payments on long-term debt were due as follows (in thousands):

2006	$343,546

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

4.       Contingencies

Environmental

          In connection with the acquisition of the steelmaking and finishing facilities located in Pueblo, Colorado (“Pueblo Mill”), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner’s operations.  CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million.  CF&I’s estimate of this liability was based on two initial remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions.  In October 1995, CF&I and the Colorado Department of Public Health and Environment (“CDPHE”) finalized a postclosure permit for hazardous waste units at the Pueblo Mill.  As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years.  The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist.  In 2004, CF&I contracted two environmental engineering consultants to conduct remediation investigations of the remaining SWMU’s.  The cost estimates provided by the consultants for the SWMU’s, for which remediation work had not already commenced, were $24.0 million and $25.0 million.  CF&I determined the best estimate was the average of the two studies, or $24.5 million, which was $1.6 million more than previously accrued. At June 30, 2005, there were 60 SWMU’s that still required remediation.  At June 30, 2005, the total accrued liability for all remaining SWMU’s was $24.8 million, of which $23.3 million was classified as non-current on CF&I’s balance sheet.

          The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action (“Action”) in the second quarter of 2000.  In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the “State Consent Decree”).  The State Consent Decree provided for CF&I to pay $0.3 million in penalties, fund $1.5 million of community projects, and to pay approximately $0.4 million for consulting services, all of which have been paid as of June 30, 2005. CF&I is also required to make certain capital improvements expected to cost approximately $30.3 million, including converting to the new single New Source Performance Standards Subpart AAa (“NSPS AAa”) compliant furnace discussed below.  The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration (“PSD”) air permit.  The PSD permit was issued June 21, 2004.  CF&I anticipates completing the furnace capital improvements in October 2005.

In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA.  This determination was contrary to an earlier “grandfather” determination first made in 1996 by CDPHE.  CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals. The issue has been resolved by entry of a Consent Decree on November 26, 2003, and the Tenth Circuit dismissed the appeal on December 10, 2003.  In that Consent Decree and overlapping with the commitments made to the CDPHE described above, CF&I committed to the conversion to the new single NSPS AAa compliant furnace (demonstrating full compliance 21 months after permit approval and expected to cost, with all related emission control improvements, approximately $30.3 million), and to pay approximately $0.5 million in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill.  The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. As of June 30, 2005, the non-capital expenditures have been paid.  Under this settlement and the settlement with the CDPHE, CF&I is subject to certain stipulated penalties if it fails to comply with the terms of the settlement.  In March 2004, the CDPHE notified CF&I of alleged violations of the State Consent Decree relating to opacity.  In June 2004, the CDPHE assessed stipulated penalties of $270,000.  On July 26, 2004, CF&I sought judicial review of the determination.  In August 2004, the state filed its response and the case has been set for trial commencing in November 2005.

          Beginning in May 2005, CF&I and the CDPHE exchanged a number of settlement proposals dealing with the above and other alleged violations of the State Consent Decree.  In July 2005, CF&I and the CDPHE continued to negotiate for a settlement of all pending matters.  CF&I believes that it is probable that both capital and non-capital expenditures will be incurred to settle all pending matters with the CDPHE.  In addition to these penalties, CF&I may in the future incur additional penalties related to this matter.  To date, such penalties have not been material to its results of operations and cash flows; however, CF&I cannot be assured that future penalties will not be material.

          In response to the CDPHE settlement and subsequent alleged violations and the resolution of the EPA action, CF&I expensed  $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2005, and $0.1 million for both the three and six months ended June 30, 2004 for possible fines and non-capital related expenditures.  As of June 30, 2005, the remaining accrued liability was approximately $1.2 million.

          In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the Clean Air Act Amendments (“CAA”) requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards.  The Title V permit has been modified several times and gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. The decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel (“billets”) for conversion into rod products at spot market prices.  Pricing and availability of billets is subject to significant volatility.

Labor Matters

CF&I Labor Dispute Settlement

          On January 15, 2004, CF&I announced a tentative agreement to settle the labor dispute between the United Steelworkers of America (“Union”) and CF&I that had been ongoing since October 1997 and on September 10, 2004 the settlement was finalized and became effective (the “Settlement”). The Settlement resulted in the dismissal of all court actions between CF&I and the Union relating to the labor dispute and environmental matters and the conditional withdrawal of charges by the United States National Labor Relations Board. The Settlement also included the ratification of new five-year collective bargaining agreements and called for the establishment of a trust and on September 10, 2004, the Rocky Mountain Steel Mills – United Steelworkers of America Back Pay Trust (“Trust”) was

established. As part of the tentative settlement Oregon Steel had originally planned to issue four million shares of Oregon Steel’s common stock to the Trust on behalf of CF&I.  On September 10, 2004, the parties agreed instead that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Oregon Steel’s common stock in an underwritten stock offering.

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

CF&I Labor Dispute Settlement – Accounting

          CF&I recorded charges of $31.1 million in 2003 related to the tentative Settlement obligation.  The charge consisted of (1) $23.2 million for the value of four million shares of the Oregon Steel’s common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above.  As noted above, on September 10, 2004, the parties agreed that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Oregon Steel’s common stock in an underwritten stock offering.  On September 29, 2004, the public offering price was established at $16.00 per share, and $64.0 million was paid to the Trust in the fourth quarter of 2004.  In 2004, CF&I recorded a charge of $45.4 million ($7.0 million, $31.9 million, $4.5 million and $2.0 million for 2004 quarters ended March 31, June 30, September 30 and December 31, respectively) related to the Settlement obligation consisting of (1) $40.8 million for the incremental change in value of the four million shares of Oregon Steel’s common stock, (2) $8.9 million in retirement benefits for the 200 employees who accepted the early retirement benefits, which were partially offset by (3) a reduction of $4.3 million of the existing LTD accrual.  At June 30, 2005, $1.0 million was accrued for LTD benefits.  Beneficiaries have until September 2005 to claim LTD benefits and this accrual will continue to be adjusted as better claims information becomes available.  CF&I recorded a charge for the BPPSO and related taxes of $3.4 million for both the three and six months ended June 30, 2005 and charges of $1.4 million and $3.0 million, respectively, for the corresponding periods in 2004.  The BPPSO charges were classified as selling, general and administrative expenses.

Purchase Commitments

          A contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and expires in February 2013.  The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index.  The monthly base charge at June 30, 2005 was $0.1 million.

          CF&I purchases electricity used at the Pueblo Mill from an independent third party under an agreement that expires in May 2008.  This commitment specifies that CF&I will pay a minimum monthly charge of $33,000 per month.

          In the second quarter of 2005, CF&I entered into multiple agreements for the delivery and installation of certain machinery used in the construction of the new electric arc furnace.  CF&I has agreed to pay a total of $11.2 million to a group of third parties, with ordinary payment terms due upon delivery or as services are rendered by the contracted vendors.  The construction of the electric arc furnace is expected to be completed in the fourth quarter of 2005.

Guarantees and Financing Arrangements

          On July 15, 2002, Oregon Steel issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%.  Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of Oregon Steel, excluding accounts receivable, inventory, and certain other assets.  As of June 30, 2005, Oregon Steel had outstanding $303.0 million of principal amount under the 10% Notes.  The Indenture under which the 10% Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of Oregon Steel’s net income, as defined.  New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

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

          Components of net periodic benefit cost related to the defined benefit retirement plans were as follows:

	Defined Benefit Retirement Plans

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Service cost	$579	$550	$1,158	$1,100
Interest cost	1,001	558	2,002	1,116
Expected return on plan assets	(586)	(442)	(1,200)	(883)
Amortization of unrecognized net loss	38	148	76	295
Amortization of unrecognized prior service cost	609	—	1,218	—

Total net periodic benefit cost	$1,641	$814	$3,254	$1,628

          Components of net periodic benefit cost related to the health care and life insurance benefit plans were as follows:

	Other Benefit Plans

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Service cost	$55	$36	$111	$72
Interest cost	304	201	607	402
Amortization of unrecognized net loss	54	83	107	166
Amortization of unrecognized prior service cost	180	18	359	36

Total net periodic benefit cost	$593	$338	$1,184	$676

          CF&I made contributions of $2.2 million and $5.6 million, respectively, to its defined benefit retirement plans for the three and six months ended June 30, 2005.  Contributions of $1.1 million were made during both the three and six months ended June 30, 2004.  CF&I expects to make additional contributions of $1.1 million in 2005.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

          The following information contains forward-looking statements, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements made in this report that are not statements of historical fact are forward-looking statements.  Forward-looking statements made in this report can be identified by forward-looking words such as, but not limited to, “expect,” “anticipate,” “believe,” “intend,” “plan,” “seek,” “forecast,” “estimate,” “continue,” “may,” “will,” “would,” “could,” “likely,” and similar expressions.  These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected.  These risks and uncertainties include, but are not limited to:

•	changes in market supply and demand for steel, including the effect of changes in general economic conditions and imports;
•	actions by the Company’s domestic and foreign competitors;
•

changes in the availability and costs of steel scrap, steel scrap substitute materials, steel slab and billets and other raw materials or supplies used by the Company, as well as the availability and cost of electricity and other utilities;

•	downturns in the industries the Company serves, including the rail transportation, construction, capital equipment, oil and gas, and durable goods segments;
•	the Company’s substantial indebtedness;
•	volatility in interest rates and performance of investments in capital markets, both of which have a significant effect on pension and postretirement benefit obligations and expenses;
•	unplanned equipment failures and plant outages;
•	dependence on senior management and the inability to replace key executives, should they leave;
•	costs of environmental compliance and the impact of governmental regulations;
•

pending environmental matters, including the risk that costs associated with such matters may exceed the Company’s expectations or available insurance coverage, if any, and the risk that the Company may not be able to resolve any matter as expected;

•	changes in the Company’s relationship with its workforce, including it’s unionized employees; and
•	changes in United States or foreign trade policies affecting steel imports or exports.

Overview

          The consolidated financial statements include all wholly owned and those majority owned subsidiaries over which Oregon Steel Mills, Inc. (“Company”) exerts management control.  Non-controlled subsidiaries and affiliates are accounted for using the equity method.  Material wholly owned and majority owned subsidiaries of the Company are wholly owned Camrose Pipe Corporation (“CPC”), which does business as Columbia Structural Tubing (“CST”) and which, through ownership in another corporation, holds a 100 percent interest in Camrose Pipe Company (“Camrose”); a 60 percent interest in Oregon Feralloy Partners (“OFP”) and 87 percent owned New CF&I, Inc. (“New CF&I”), which owns a 95.2 percent interest in CF&I Steel, L.P. (“CF&I”).  The Company also directly owns an additional 4.3 percent interest in CF&I.  In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills (“RMSM”).  New CF&I owns a 100 percent interest in the Colorado and Wyoming Railway Company.  All significant inter-company balances and transactions have been eliminated.

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

Critical Accounting Policies and Estimates

          The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This provides a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.  A description of the Company’s critical accounting policies and related estimates and judgments that affect the preparation of the consolidated financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2005 Outlook

          As a result of the new electric arc furnace installation at RMSM and the related equipment outage, the Company’s operating income is expected to be negatively impacted by approximately $3.7 million in the third quarter of 2005 and $1 million in the fourth quarter of 2005. The installation of the new one furnace operation is expected to reduce operating costs at RMSM by approximately $10 million per year.  In addition, beginning the second week in July 2005, Camrose’s large diameter line pipe mill is expected to be out of service for approximately 3 months for equipment upgrades that will allow Camrose to make a heavier wall line pipe product. The Camrose mill is expected to restart during the third week of October. The large diameter line pipe backlog at Camrose is approximately five months or 80,000 tons.

          For 2005, the Company expects to ship approximately 1.5 million tons of products and generate approximately $1.25 billion in sales.  In the Oregon Steel Division the product mix is expected to consist of approximately 480,000 tons of plate and coil, 190,000 tons of welded pipe and 60,000 tons of structural tubing. The Company’s RMSM Division expects to ship approximately 410,000 tons and 380,000 tons of rail and rod and bar products, respectively.

Discussion and Analysis of Income
(Information in tables in thousands except tons, per ton, and percentages)

	Three Months Ended June 30,				Six Months Ended June 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

Sales
Oregon Steel Division	$214,314	$156,433	$57,881	37.0%	$386,452	$302,059	$84,393	27.9%
RMSM Division	120,645	125,336	(4,691)	(3.7)%	244,472	232,106	12,366	5.3%

Consolidated	$334,959	$281,769	$53,190	18.9%	$630,924	$534,165	$96,759	18.1%

Tons sold
Oregon Steel Division:
Plate and Coil	112,200	135,900	(23,700)	(17.4)%	224,600	309,700	(85,100)	(27.5)%
Welded Pipe	66,900	49,400	17,500	35.4%	97,200	108,200	(11,000)	(10.2)%
Structural Tubing	13,700	18,800	(5,100)	(27.1)%	28,500	29,300	(800)	(2.7)%

Total Oregon Steel Division	192,800	204,100	(11,300)	(5.5)%	350,300	447,200	(96,900)	(21.7)%

RMSM Division:
Rail	103,200	93,200	10,000	10.7%	205,000	193,900	11,000	5.7%
Rod and Bar	83,600	133,200	(49,600)	(37.2)%	170,000	263,300	(93,300)	(35.4)%
Seamless Pipe	—	500	(500)	(100.0)%	—	3,300	(3,300)	(100.0)%

Total RMSM Division	186,800	226,900	(40,100)	(17.7)%	375,000	460,500	(85,500)	(18.6)%

Consolidated	379,600	431,000	(51,400)	(11.9)%	725,300	907,700	(182,400)	(20.1)%

Sales price per ton
Oregon Steel Division	$1,112	$766	$346	45.2%	$1,103	$675	$428	63.4%
RMSM Division	$646	$552	$94	17.0%	$652	$504	$148	29.4%
Consolidated	$882	$654	$229	34.9%	$870	$588	$282	48.0%

Sales

          Sales for the three months ended June 30, 2005 increased 18.9% to $335.0 million as compared to sales of $281.8 million for the three months ended June 30, 2004.  Average sales price was $882 per ton in the second quarter of 2005 compared to $654 per ton in the second quarter of 2004.  The increase is primarily attributed to increased prices for plate, welded pipe and rail products.  The decrease in shipments was primarily due to decreased shipments of plate and coil, structural tubing and rod and bar products partially offset by higher shipments of welded pipe and rail products.  Shipments of plate and coil and rod and bar products decreased as customers managed inventory levels for those products.  Shipments on a specific line pipe order made during the second quarter drove the increase in volumes seen in welded pipe, while there was continued strong demand for rail products in the second quarter.  Sales for the six months ended June 30, 2005 increased 18.1% to $630.9 million as compared to sales of $534.2 million for the comparable period in 2004.  Average sales price was $870 per ton in the first six months of 2005 compared to $588 per ton in the first six months of 2004.  The Company realized increased sales prices on all products during the first six months of 2005, as compared to the same period of 2004.  Shipments of plate and coil and rod and bar products decreased as customer managed inventory levels for those products during the first six months of 2005.

Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

Gross Profit	$70,731	$68,997	$1,734	2.5%	$146,601	$106,793	$39,808	37.3%

          In the second quarter of 2005, the Company’s gross profit margin was 21.1% as compared to 24.5% for the comparable period of 2004.  The lower gross profit margin was attributed to decreased shipment volumes coupled with increased costs for steel slab, which more than offset the higher average sales prices.  The Company’s gross profit margin was 23.2% for the six months ended June 30, 2005 compared to 20.0% for the comparable period of 2004.  The higher gross profit margin was primarily a result of higher average sales prices, for which a greater quarter over quarter increase was realized in the first quarter.  The higher sales prices were partially offset by lower shipment volumes and higher steel slab costs.

Selling, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

Selling, General and Administrative Expenses	$12,264	$13,774	$(1,510)	(11.0)%	$28,324	$27,683	$641	2.3%

          Selling, general and administrative expenses decreased for the three months ended June 30, 2005 as compared to 2004 primarily as a result of decreased quarterly expense related to the ten-year profit participation obligation resulting from the labor dispute settlement between the Union and CF&I.  The Company did not record a charge for the Back Pay Profit Sharing Obligation (“BPPSO”) and related payroll taxes in the three months ended June 30, 2005 as the entire potential payout on 2005 earnings was achieved in the first quarter of 2005.  This compares to $1.4 million and $3.0 million in BPPSO related charges recorded for the three and six months ended June 30, 2004, respectively.  Selling, general and administrative expenses increased for the six months ended June 30, 2005 as compared to the same period of 2004, also primarily as a result of the timing of BPPSO charges as explained above.  See Note 10 to the Company’s Consolidated Financial Statements, “Contingencies – Labor Matters – CF&I Labor Dispute Settlement - Accounting.”

Incentive Compensation

	Three Months Ended June 30,				Six Months Ended June 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

Incentive Compensation	$4,672	$3,042	$1,630	53.6%	$10,000	$5,088	$4,912	96.5%

          Incentive compensation increased for the three and six months ended June 30, 2005 as compared to the same periods of 2004, due largely to higher operating income.  In addition, the Company recorded a charge of $0.6 million during both the three and six months ended June 30, 2005 for stock compensation expense recorded in connection with the Long-Term Incentive Plan (“LTIP”).  The LTIP was approved by shareholder vote in April 2005 and the second quarter charge represents the estimated expense for the first six months of 2005.  See Note 2 to the Company’s Consolidated Financial Statements, “Stock-Based Compensation.”

Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

Interest Expense	$8,326	$8,461	$(135)	(1.6)%	$16,968	$17,029	$(61)	(0.4)%

          Interest expense recorded for the three and six months ended June 30, 2005 was effectively the same as the same periods of the prior year. Substantially all of the Company’s interest expense is related to the 10% First Mortgage Notes due in 2009.

Income Tax Expense (Benefit)

	Three Months Ended June 30,				Six Months Ended June 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

Income Tax Expense (Benefit)	$17,934	$(43)	$17,977	>1,000.0%	$33,941	$(41)	$33,982	>1,000.0%

          The effective income tax expense rate was 38.7% and 37.4%, respectively, for the three and six months ended June 30, 2005, as compared to an effective income tax benefit rate of less than 1.0% for the three and six months ended June 30, 2004.  The effective income tax rate for 2005 varied from the combined state and federal statutory rate principally because the Company recorded tax benefits associated with export sales.  Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded.  Based on this guidance, the Company increased its valuation allowance by $0.5 and $0.3 million in the three and six months ended June 30, 2005, respectively, because of the uncertainty regarding the utilization of certain state tax credits.  The Company decreased the valuation allowance by $7.3 million and $10.5 million in the three and six months ended June 30, 2004, respectively, because the improved earnings reduced the uncertainty surrounding allowances pertaining to 2003.  The Company will continue to evaluate the need for valuation allowances in the future.  Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.  As of June 30, 2005, the only significant valuation allowance relates to the State of Colorado net operating losses and credits.

Liquidity and Capital Resources

          At June 30, 2005, the Company’s liquidity, comprised of cash (including restricted cash of $23.3 million), cash equivalents, and short-term investments totaled approximately $109.7 million.  At December 31, 2004, the Company’s liquidity comprised of cash, cash equivalents, short-term investments and funds available under its $65.0 million revolving credit facility ($45.1 million) totaled approximately $182.3 million.  The Company terminated the $65.0 million revolving credit facility on March 29, 2005 and replaced it with a new credit facility that, as amended, provides for a maximum borrowing of $35.0 million for the sole purpose of issuing letters of credit.  For further information see Note 5 to the Company’s Consolidated Financial Statements, “Debt, Financing Arrangements and Liquidity.”

          Net working capital at June 30, 2005 increased $69.4 million compared to December 31, 2004, substantially all of which was attributed to the $70.1 million increase in current assets as total current liabilities were effectively the same at the end of both periods. The increase in current assets was primarily due to an increase in inventory of $101.0 million, partially offset by a decrease in cash, cash equivalents and short-term investments of $27.4 million.  The increase in inventories is primarily due to (1) increased volume of higher cost steel slab, (2) increased volumes of plate (for conversion into large diameter line pipe) and large diameter pipe at Camrose and (3) the buildup of semi-finished inventory at RMSM in anticipation of the installation of the new electric arc furnace that is expected to occur during the third and fourth quarters of 2005.  The new furnace installation is expected to take 45 days, during which time both furnaces at RMSM will not be operating.  The Company anticipates that year end inventories will be approximately $210 million.

          On July 15, 2002, the Company issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%.  Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of the Company (exclusive of CPC and OFP), excluding accounts receivable, inventory, and certain other assets.  The Indenture under which the 10% Notes were issued contains restrictions (except for CPC and OFP) on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company’s net income, as defined. New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.  At any time on or after July 15, 2006, the 10% Notes will be redeemable at the option of the Company, in whole or in part at a set range of redemption prices.  If redeemed during the twelve-month period beginning July 15, 2006 the price is 105% of the principal amount, plus accrued and unpaid interest and any liquidated damages, as defined.  The redemption price adjusts to 102.5% and 100%, respectively, for the two subsequent twelve-month periods.

          On March 29, 2000, OFP entered into a seven-year $14.0 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility.  Amounts outstanding under the loan agreement bear interest based on the LIBOR rate plus a margin ranging from 1.25% to 3.00%, and as of June 30, 2005, there was $7.1 million of principal outstanding of which $2.0 million was classified as current. The loan is secured by all the assets of OFP. The loan agreement contains various restrictive covenants including a minimum tangible net worth amount, a minimum debt service coverage ratio, and a specified amount of insurance coverage. Principal payments required on the loan are $0.5 million per quarter but can be accelerated for excess cash flows, as defined. Excess cash flows generated in 2004 resulted in $0.4 million of additional principal payments paid in 2005.  The creditors of OFP have no recourse to the general credit of the Company.  Effective January 1, 2004, the Company included the OFP loan balance in the consolidated balance sheet as a result of the adoption of FIN 46R.  See Note 11 to the Consolidated Financial Statements, “Joint Venture and Adoption of FIN 46R – Consolidation of Variable Interest Entities.”

          On September 17, 2004, CPC entered into a ten-year loan agreement related to an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement. CPC’s share of the debt is $3.5 million. Amounts outstanding under the loan agreement bear interest at a rate of 6.57%.  As of June 30, 2005, CPC’s share of the principal outstanding was $3.5 million of which $40,000 was classified as current. The loan is secured by the warehouse and contains various restrictive covenants on CPC including minimum income and cash flow requirements, a minimum debt service coverage amount and limitations on incurring new or additional debt obligations other than as allowed by the loan agreement.

          On March 29, 2005, the Company entered into a Letter of Credit Facility Agreement (“Credit Agreement”) with U.S. Bank National Association.  The Credit Agreement, as amended, provides for a maximum borrowing of $35.0 million for the sole purpose of issuing letters of credit and terminates on March 29, 2006.  Under the Credit Agreement, the Company agrees to pay an issuance fee of the greater of $100 or the face amount of a letter of credit multiplied by 0.125% and a fee, payable quarterly in arrears, at a rate of 0.50% per annum of the average aggregate undrawn face amount of all outstanding letters of credit during the preceding calendar quarter.  The Credit Agreement contains certain customary covenants for credit facilities of this type, such as provisions regarding compliance with laws, taxes, notice to issuers and financial information and will be secured by restricted cash.  As of June 30, 2005, the Company had $23.3 million of restricted cash as collateral supporting $22.1 million of letters of credit associated with the Credit Agreement.

          Camrose maintains a CDN $15.0 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. Amounts under the facility bear interest based on the prime rate.  The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose’s eligible trade accounts receivable and inventories. The credit facility contains various restrictive covenants including a minimum tangible net worth amount. This facility expires in September 2006. At June 30, 2005, there were no restricted amounts for outstanding letters of credit.  Camrose has subsequently agreed to amendments to its existing loan agreement with the Canadian bank to include a temporary credit facility for an additional CDN $15.0 million.  Any amounts drawn on the temporary credit facility will bear interest at the prime rate and will have to be repaid in the third quarter of 2005.  All other terms of the temporary credit facility are consistent with the original credit facility.  As of June 30, 2005, the interest rate of this facility was 4.25%.  Camrose pays annual commitment fees of up to 0.25% of the unused portion of the credit line.  At June 30, 2005, there was a $15.4 million outstanding balance due under the credit facility.

          As of June 30, 2005, principal payments on debt are due as follows (in thousands):

2005	$8,294
2006	10,202
2007	4,122
2008	48
2009	303,051
2010	55
2011 and thereafter	3,261

$329,033

          Due to the favorable net results for the first three and six months of 2005, the Company has been able to satisfy its needs for working capital and capital expenditures through operations and, in part, through its available cash on hand.  The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from cash on hand and from funds generated from operations.

Off Balance Sheet Arrangements

          Information on the Company’s off balance sheet arrangements is disclosed in the contractual obligations table of the Company’s 2004 Form 10-K.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

          No material changes.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

          There has been no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.          Legal Proceedings

          See Note 10 to the Company’s Consolidated Financial Statements, “Contingencies,” for a discussion of the status of (a) the environmental issues at the Portland mill and RMSM, and (b) the settlement of the labor dispute at RMSM.

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

Item 4.          Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on April 28, 2005.

          The stockholders elected Harry Demorest, Stephen Reynolds and William Swindells as Class B directors, to serve until 2008.  All Class A and Class C directors continued in office after the meeting.  Demorest, Reynolds and Swindells were elected by a vote of 30,474,422 shares, 30,925,109 shares and 30,842,006 shares, respectively, and 1,074,279 shares, 623,592 shares and 706,695 shares, respectively, withheld authority to vote.

          The stockholders also voted on a proposal to approve the Oregon Steel Mills, Inc. 2005 Long-Term Incentive Plan.  The proposal was approved with a vote of 19,968,212 shares for, 2,600,970 shares against, 1,130,778 shares abstaining and 11,728,628 shares subject to broker non-votes.

Item 6.          Exhibits

3.1	Bylaws of the Company (as amended and restated).

10.1**	2005 Long-Term Incentive Plan.

10.2**	2005 Program for Executive Officers and Key Employees Under the 2005 Long-Term Incentive Plan.

10.3**	2005 Non-Employee Director Equity Compensation Program Under the 2005 Long-Term Incentive Plan.

10.4	First Amendment to Letter of Credit Facility Agreement, dated as of June 15, 2005, between the Company and U.S. Bank National Association.

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

OREGON STEEL MILLS, INC.

Date: August 9, 2005	/s/ ROBIN A. GANTT

Robin A. Gantt
Corporate Controller
(Principal Accounting Officer)

OREGON STEEL MILLS, INC.

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED JUNE 30, 2005

3.1	Bylaws of the Company (as amended and restated).

10.1**	2005 Long-Term Incentive Plan.

10.2**	2005 Program for Executive Officers and Key Employees Under the 2005 Long-Term Incentive Plan.

10.3**	2005 Non-Employee Director Equity Compensation Program Under the 2005 Long-Term Incentive Plan.

10.4	First Amendment to Letter of Credit Facility Agreement, dated as of June 15, 2005, between the Company and U.S. Bank National Association.

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