Form 10-Q
period 2005-09-30
OREGON STEEL MILLS INC
filed 2005-11-01
CIK 830260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to___________________

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value	35,624,523

Class	Number of Shares Outstanding (as of October 28, 2005)

OREGON STEEL MILLS, INC.

PART I.    FINANCIAL INFORMATION
Item 1.  Financial Statements

OREGON STEEL MILLS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)

	September 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $22,463 and $0	$65,497	$77,026
Short-term investments	8,621	60,110
Trade accounts receivable, less allowance for doubtful accounts of $1,316 and $4,660	118,046	118,952
Inventories	346,698	235,010
Deferred income taxes	5,958	4,680
Other	14,203	9,881
Assets held for sale	27,898	28,448

Total current assets	586,921	534,107

Property, plant and equipment:
Land and improvements	22,021	19,934
Buildings	58,525	55,736
Machinery and equipment	796,197	795,571
Construction in progress	60,599	14,779

	937,342	886,020
Accumulated depreciation	(451,008)	(434,346)

Net property, plant and equipment	486,334	451,674

Goodwill	4,458	520
Intangibles, net	32,955	33,396
Other assets	6,908	10,004

TOTAL ASSETS	$1,117,576	$1,029,701

LIABILITIES
Current liabilities:
Current portion of long-term debt	$2,041	$2,459
Accounts payable	71,893	79,509
Accrued expenses	58,529	61,918
Liabilities related to assets held for sale	1,010	1,160

Total current liabilities	133,473	145,046
Long-term debt	308,720	313,699
Deferred employee benefits	81,376	76,607
Environmental liability	26,648	27,833
Deferred income taxes	31,101	5,164
Other long-term liabilities	225	138

Total liabilities	581,543	568,487

Minority interests	14,710	22,706

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 1,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 45,000 shares authorized; 35,625 and 35,338 shares issued and outstanding	356	353
Additional paid-in capital	363,190	359,350
Retained earnings	167,331	90,316
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	1,146	(724)
Minimum pension liability	(10,700)	(10,787)

Total stockholders’ equity	521,323	438,508

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,117,576	$1,029,701

The accompanying notes are an integral part of the consolidated financial statements.

OREGON STEEL MILLS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Sales:
Product sales	$289,260	$338,248	$899,623	$849,995
Freight	10,420	10,084	30,980	32,503

	299,680	348,332	930,603	882,498
Costs and expenses:
Cost of sales	247,487	261,141	737,750	691,271
Labor dispute settlement charges (Note 10)	(665)	4,532	(665)	43,400
Selling, general and administrative expenses	14,969	17,672	47,351	47,686
Loss on disposal of assets	2,090	1,036	1,791	743

	263,881	284,381	786,227	783,100

Operating income	35,799	63,951	144,376	99,398
Other income (expense):
Interest expense, net	(7,459)	(8,454)	(24,427)	(25,482)
Minority interests	(1,330)	(4,564)	(5,582)	(2,950)
Other income, net	1,168	893	4,527	2,364

Income before income taxes	28,178	51,826	118,894	73,330
Income tax expense	(7,938)	(1,483)	(41,879)	(1,442)

Net income	$20,240	$50,343	$77,015	$71,888

Basic income per share	$0.57	$1.89	$2.17	$2.70
Diluted income per share	$0.57	$1.87	$2.15	$2.69
Weighted average common shares and common share equivalents outstanding:
Basic	35,544	26,683	35,461	26,585
Diluted	35,818	26,924	35,760	26,753

The accompanying notes are an integral part of the consolidated financial statements.

OREGON STEEL MILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net income	$77,015	$71,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,705	29,922
Tax benefit on employee stock option plans	1,872	497
Deferred income taxes	21,335	125
Loss on disposal of assets	1,791	743
Stock compensation expense	1,435	—
Minority interests	5,582	2,950
Other, net	7,185	—
Changes in current assets and liabilities:
Trade accounts receivables	906	(45,460)
Inventories	(111,264)	5,993
Operating liabilities	(16,226)	(33,275)
Labor dispute settlement charges (Note 10)	(665)	43,400
Other	(3,778)	9,596

Net cash provided by operating activities	14,893	86,379

Cash flows from investing activities:
Purchases of short-term investments	(100,175)	—
Sales and maturities of short-term investments	151,674	—
Additions to property, plant and equipment	(59,429)	(15,408)
Investment in Camrose Pipe Company	(18,603)	—
Other, net	638	427

Net cash used by investing activities	(25,895)	(14,981)

Cash flows from financing activities:
Net payments under Canadian bank revolving loan facility	(1,797)	—
Proceeds from bank debt	—	185,611
Payments on bank and long-term debt	(1,949)	(186,597)
Proceeds from issuance of common stock	1,381	953
Repurchase of 10% First Mortgage Notes	(2,173)	—
Change in book overdrafts	3,943	—

Net cash used by financing activities	(595)	(33)

Effects of foreign currency exchange rate changes on cash	68	27

Net increase (decrease) in cash and cash equivalents	(11,529)	71,392
Cash and cash equivalents at the beginning of period	77,026	5,770

Cash and cash equivalents at the end of period	$65,497	$77,162

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$31,769	$32,462
Income taxes	$21,638	$1,251

The accompanying notes are an integral part of the consolidated financial statements.

OREGON STEEL MILLS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.     Basis of Presentation

          The consolidated financial statements include all wholly-owned and those majority-owned subsidiaries over which Oregon Steel Mills, Inc. (“Company”) exerts management control.  Non-controlled subsidiaries and affiliates are accounted for using the equity method.  Material wholly-owned and majority-owned subsidiaries of the Company are wholly-owned Camrose Pipe Corporation (“CPC”), which does business as Columbia Structural Tubing (“CST”) and which, through ownership in another corporation, holds a 100 percent interest in Camrose Pipe Company (“Camrose”); a 60 percent interest in Oregon Feralloy Partners (“OFP”) and 87 percent owned New CF&I, Inc. (“New CF&I”), which owns a 95.2 percent interest in CF&I Steel, L.P. (“CF&I”).  The Company also directly owns an additional 4.3 percent interest in CF&I.  In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills (“RMSM”).  New CF&I owns a 100 percent interest in the Colorado and Wyoming Railway Company.  All significant inter-company balances and transactions have been eliminated.

          The unaudited consolidated financial statements include estimates and other adjustments, consisting of normal recurring accruals and other charges as described in Note 10 to the Consolidated Financial Statements, “Contingencies – Labor Matters – CF&I Labor Dispute Settlement – Accounting” which, in the opinion of management, are necessary for a fair presentation of the interim periods.  Results for an interim period are not necessarily indicative of results for a full year.  Reference should be made to the Company’s 2004 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

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

Reclassifications

          Certain reclassifications have been made to the prior periods to conform to the current year presentation.  Such reclassifications do not affect operating income as previously reported.

2.     Stock-Based Compensation

          The Company has two stock-based compensation plans to make awards of stock options to officers and key employees and non-employee directors. The Company accounts for its option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.   No stock-based compensation cost is reflected in net income from these plans, as all options granted under these plans had exercise prices equal to the market value of the underlying common stock at the date of grant.  Options have a term of ten years and generally vest over one to three years from the date of the grant.

          The Company did not award options during the three and nine months ended September 30, 2005.  On April 29, 2004, the Company awarded options having a weighted average fair value of $5.66 per share, derived using the following assumptions:  (1) an annualized dividend yield of 0%, (2) common stock price volatility of 71.5%, (3) a 4.1% risk-free rate of return and (4) an expected option term of 7 years.

          On April 28, 2005, the Company adopted the 2005 Long-Term Incentive Plan (“LTIP”).  Under the LTIP, performance-based equity awards (“Performance Shares”) are earned based on the Company achieving goals within defined performance categories over a three-year period beginning January 1, 2005.  The performance categories used to determine how many Performance Shares ultimately will be earned are (1) the Company’s total shareholder return (“TSR”) relative to the TSR of the selected industry peer group and (2) the three-year average earnings before interest, taxes, depreciation and amortization (“EBITDA”) per ton shipped.  One half of the total Performance Shares awarded is earned based on each performance category.  Earned awards will be paid 60% in cash and 40% in Company common stock.  In accordance with APB Opinion No. 25, the Company recorded compensation expense of $0.8 million and $1.4 million in the three and nine months ended September 30, 2005, respectively, based on the quoted market price of the Company’s stock at September 30, 2005.  These expenses are classified as selling, general and administrative expenses.

          Also in conjunction with the LTIP, shares of restricted common stock were awarded to non-employee directors with the shares vesting in equal parts over three years beginning April 28, 2005.  The Company recorded compensation expense of $16,000 and $27,000 in the three and nine months ended September 30, 2005, which was classified as selling, general and administrative expenses.

          The following table illustrates the effect on net income and earnings per share as if the Black-Scholes fair value method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, had been applied to the Company’s stock-based compensation plans.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Net income, as reported	$20,240	$50,343	$77,015	$71,888
Add: total stock-based compensation expense included in reported net income, net of related tax effects	528	—	898	—
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(600)	(153)	(1,118)	(497)

Pro forma net income	$20,168	$50,190	$76,795	$71,391

Income per share:
Basic – as reported	$0.57	$1.89	$2.17	$2.70
Basic – pro forma	$0.57	$1.88	$2.17	$2.69
Diluted – as reported	$0.57	$1.87	$2.15	$2.69
Diluted – pro forma	$0.56	$1.86	$2.15	$2.67

3.     Inventories

          Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method.  The components of inventories are as follows:

	September 30, 2005	December 31, 2004

	(In thousands)
Raw materials	$34,906	$20,168
Semi-finished product	202,088	136,362
Finished product	78,137	50,073
Stores and operating supplies	31,567	28,407

Total inventories	$346,698	$235,010

          Semi-finished product includes Company manufactured and purchased steel plate and coil that will be converted into finished welded pipe or structural tubing product by the Company.

4.     Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Net income	$20,240	$50,343	$77,015	$71,888
Minimum pension liability	87	—	87	—
Foreign currency translation adjustment	2,367	1,417	1,870	692

Comprehensive income	$22,694	$51,760	$78,972	$72,580

5.     Debt, Financing Arrangements and Liquidity

          Debt balances are as follows:

	September 30, 2005	December 31, 2004

	(In thousands)
10% First Mortgage Notes due 2009	$303,000	$305,000
Less unamortized discount on 10% Notes	(2,339)	(2,721)
OFP Term Loan	6,577	8,500
CPC Mortgage Loan	3,523	3,549
Camrose Revolving Credit Facility	—	1,830

Total debt outstanding	310,761	316,158
Less current portion of OFP Term Loan	(2,000)	(2,423)
Less current portion of CPC Mortgage Loan	(41)	(36)

Non-current maturity of long-term debt	$308,720	$313,699

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

          On March 29, 2000, OFP entered into a seven-year $14.0 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility.  Amounts outstanding under the loan agreement bear interest based on the LIBOR plus a margin ranging from 1.25% to 3.00%.  The loan is secured by all the assets of OFP. The loan agreement contains various restrictive covenants including a minimum tangible net worth amount, a minimum debt service coverage ratio, and a specified amount of insurance coverage. Principal payments required on the loan are $0.5 million per quarter but can be accelerated for excess cash flows, as defined. Excess cash flows generated in 2004 resulted in $0.4 million of additional principal payments paid in 2005.  The creditors of OFP have no recourse to the general credit of the Company.  Effective January 1, 2004, the Company included the OFP loan balance in the consolidated balance sheet as a result of the adoption of FIN 46R.  See Note 11 to the Consolidated Financial Statements, “Joint Venture and Adoption of FIN 46R – Consolidation of Variable Interest Entities.”

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

          On March 29, 2005, the Company entered into a Letter of Credit Facility Agreement (“Credit Agreement”) with U.S. Bank National Association.  The Credit Agreement, as amended, provides for a maximum borrowing of $35.0 million for the sole purpose of issuing letters of credit and terminates on March 29, 2006.  Under the Credit Agreement, the Company agrees to pay an issuance fee of the greater of $100 or the face amount of a letter of credit multiplied by 0.125% and a fee, payable quarterly in arrears, at a rate of 0.50% per annum of the average aggregate undrawn face amount of all outstanding letters of credit during the preceding calendar quarter.  The Credit Agreement contains certain customary covenants for credit facilities of this type, such as provisions regarding compliance with laws, taxes, notice to issuers and financial information and will be secured by restricted cash.  As of September 30, 2005, the Company had $22.5 million of restricted cash as collateral supporting $21.4 million of letters of credit associated with the Credit Agreement.

          Camrose maintains a CDN $15.0 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. Amounts under the facility bear interest based on the Canadian prime rate.  The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose’s eligible trade accounts receivable and inventories. The credit facility contains various restrictive covenants including a minimum tangible net worth amount. This facility expires in September 2006.  At September 30, 2005, there were no restricted amounts for outstanding letters of credit.  The average interest rates for the facility were 4.3% for both the three and nine month periods ended September 30, 2005.  Camrose pays annual commitment fees of up to 0.25% of the unused portion of the credit line.

          As of September 30, 2005, principal payments on debt are due as follows (in thousands):

2005	$510
2006	2,042
2007	4,122
2008	48
2009	303,051
2010	54
2011 and thereafter	3,273

$313,100

6.     Income Taxes

          The effective income tax expense rate was 28.2% and 35.2% for the three and nine months ended September 30, 2005, respectively, as compared to a tax expense rate of 2.9% and 2.0% for the three and nine months ended September 30, 2004, respectively.  The effective income tax rate for the three and nine months ended September 30, 2005 varied from the combined state and federal statutory rate principally because the Company reversed a portion of the valuation allowance, established in 2003, for certain state net operating loss carry-forwards and state tax credits.  The effective income tax rate for the three and nine months ended September 30, 2004 varied from the combined state and federal statutory rate principally because the Company reversed a portion of the valuation allowance, established in 2003, for certain federal and state net operating loss carry-forwards, state tax credits and alternative minimum tax credits.

          SFAS No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded.  Based on this guidance, the Company reduced the valuation allowance by $3.4 million for both the three and nine months ended September 30, 2005.  A consistent track record of earnings in prior quarters, and an update of expected future earnings tied to changes in product lines announced in the quarter ended September 30, 2005,  created less uncertainty regarding the realization of these state deferred tax assets.  For the three and nine months ended September 30, 2004, the Company decreased the valuation allowance established in 2003 by $19.9 million and $30.4 million, respectively.  For the three and nine month periods ended September 30, 2004 the Company assessed year to date earnings and earnings history, and analyzed the expected future reversals of net cumulative deferred tax liabilities.  This review indicated less uncertainty regarding the realization of deferred tax assets.  At September 30, 2005, the valuation allowance for deferred assets was $4.4 million.

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

Shares used in calculating basic and diluted earnings per share for the three-month and nine-month periods ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Basic weighted average shares outstanding	35,544	26,683	35,461	26,585
Dilutive effect of stock-based compensation awards	274	241	299	168

Weighted average number of shares outstanding assuming dilution	35,818	26,924	35,760	26,753

Net income	$20,240	$50,343	$77,015	$71,888

Basic income per share:	$0.57	$1.89	$2.17	$2.70
Diluted income per share:	$0.57	$1.87	$2.15	$2.69

8.     Employee Benefit Plans

          The Company offers noncontributory defined benefit pension plans, certain postretirement health care and life insurance benefits, and qualified Thrift (401(k)) plans to eligible domestic employees.  Certain domestic employees hired after September 1, 2005 are enrolled in a new defined contribution plan in lieu of the defined pension plan, which is no longer offered to new employees.  The Company also has noncontributory defined benefit pension plans covering all of its eligible Camrose employees.

          Components of net periodic benefit cost related to the defined benefit pension plans, including supplemental employee retirement plans, are as follows:

	Defined Benefit Pension Plans

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Service cost	$1,119	$1,086	$3,290	$3,258
Interest cost	2,325	1,788	6,972	5,365
Expected return on plan assets	(2,127)	(1,722)	(6,261)	(5,167)
Amortization of unrecognized net loss	125	331	598	992
Amortization of unrecognized prior service cost	617	11	1,860	33

Total net periodic benefit cost	$2,059	$1,494	$6,459	$4,481

          Components of net periodic benefit cost related to the postretirement health care and life insurance benefit plans are as follows:

	Other Benefit Plans

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Service cost	$144	$120	$427	$359
Interest cost	533	419	1,593	1,255
Amortization of unrecognized net loss	69	90	206	270
Amortization of unrecognized net transition asset	49	49	147	147
Amortization of unrecognized prior service cost	181	19	542	56

Total net periodic benefit cost	$976	$697	$2,915	$2,087

          On September 10, 2004, the Company finalized the labor dispute settlement at CF&I which included certain pension and postretirement health benefit enhancements resulting in an amendment to the plans.  In addition, 200 members covered by the collective bargaining agreements were offered Voluntary Early Retirement (“VER”) including unreduced pension benefits.  As of September 30, 2004, 79 members covered by the collective bargaining agreements accepted CF&I’s offer for VER.  In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” special termination benefits of $1.7 million and a curtailment loss of $0.3 million were recorded for both the three and nine months ended September 30, 2004 related to the defined benefit pension plan.  In accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pension,” a curtailment loss of $0.7 million was recorded for the three and nine months ended September 30, 2004 related to the postretirement health care benefit plan.  During the fourth quarter of 2004, an additional 121 members accepted CF&I’s offer for VER (bringing the total to 200), at which time the Company recorded additional related charges.  See Note 10 to the Consolidated Financial Statements, “Contingencies – Labor Matters” for additional information on the Settlement.

          The Company made contributions of $1.7 million and $8.7 million, respectively, to its defined benefit pension plans for the three and nine months ended September 30, 2005.  Contributions of $4.9 million and $7.6 million were made during the three and nine months ended September 30, 2004, respectively.  The Company expects to make additional contributions of $0.4 million in 2005.

9.     Concentrations

          The Company’s Portland, Oregon steel mill (“Portland Mill”) purchases steel slab from a number of foreign producers.  Any interruption or reduction in the supply of steel slab may make it difficult or impossible to satisfy customers’ delivery requirements, which could have a material adverse effect on the Company’s results of operations.  In 2004, the Company had two major suppliers of steel slab.  These companies, in addition to other foreign and domestic slab suppliers, have also been major suppliers of steel slab to the Company in 2005.  Most of the steel slabs the Company purchases are delivered by ship.  Any disruption to port operations, including those caused by a labor dispute involving longshoreman or terrorism, could materially impact the supply or the cost of steel slabs, which could have a material adverse effect on the Company’s production, sales levels and profitability.

10.     Contingencies

Environmental

          All material environmental remediation liabilities for non-capital expenditures, which are probable and estimable, are recorded in the consolidated financial statements based on current technologies and current environmental standards at the time of evaluation.  Adjustments are made when additional information is available that suggests different remediation methods or periods may be required and affect the total cost.  The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded and the range is disclosed.

Oregon Steel Division

          In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality (“DEQ”) committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Company’s Portland Mill may have affected sediment quality in the Willamette River.  Based on preliminary findings, the Company is conducting a full remedial investigation (“RI”), including areas of investigation throughout the Portland Mill, and has committed to implement source control if required.  The Company’s best estimate for costs of the RI study is approximately $0.8 million over the next two years. Accordingly, the Company has accrued a liability of $0.8 million as of September 30, 2005. The Company has also recorded a $0.8 million receivable for insurance proceeds that are expected to cover these RI costs because the

Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI costs as incurred.  Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company’s results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs.  It is probable that the DEQ will require the Company to perform some stabilization of some portion of the riverbank on the Portland Mill property; however, the cost of such stabilization cannot be estimated at this time.  The Company is unable at this time to determine if the likelihood of any further unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.

          In a related matter, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency (“EPA”), identifying it, along with 68 other entities, as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to contamination in a portion of the Willamette River that has been designated as the “Portland Harbor Superfund Site.”  The letter advised the Company that it may be liable for costs of remedial investigation and remedial action at the Portland Harbor Superfund Site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability.  At this time, nine private and public entities have signed an Administrative Order on Consent (“AOC”) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Superfund Site under EPA oversight.  The RI/FS is expected to be completed in 2008.  Although the Company did not sign the original AOC, the Company is a member of the Lower Willamette Group, which is funding that investigation, and the Company signed a Coordination and Cooperation Agreement with the EPA that binds the Company to all terms of the AOC.  As a best estimate of the Company’s share of the remaining RI/FS costs, which are expected to be incurred in the next three to four years, the Company has accrued a liability of $0.9 million as of September 30, 2005.  The Company has also recorded a $0.9 million receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred.  At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by identified PRPs.  In addition, in June 2003, the Company signed a Funding and Participating Agreement whereby the Company, with nine other industrial and municipal parties, agreed to fund a joint effort with federal, state and tribal trustees to study potential natural resource damages in the Portland Harbor. The Company, along with eight of the nine other industrial and municipal parties, withdrew from the agreement, effective October 1, 2004, because of the inability to reach agreement with the trustees with respect to the assessment to be conducted. The Company intends to continue to work with interested parties to assess natural resources damages. The Company estimates its financial commitment in connection with future natural resource damage assessment to be approximately $0.3 million.  Based on this estimate, the Company has accrued a liability of $0.3 million as of September 30, 2005.  The Company has also recorded a $0.3 million receivable for insurance proceeds that are expected to cover these costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these costs as incurred. In connection with these matters, the Company could incur additional costs associated with investigation, remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company’s results of operations.  The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA, or natural resource damages and restoration that may be sought by federal, state and tribal natural resource trustees.

RMSM Division

          In October 1995, CF&I and the Colorado Department of Public Health and Environment (“CDPHE”) finalized a postclosure permit for hazardous waste units at CF&I’s mill in Pueblo, Colorado (“Pueblo Mill”).  As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years.  The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist.  At September 30, 2005, there were 60 SWMU’s that still required remediation.  At September 30, 2005, the total accrued liability for all remaining SWMU’s was $25.0 million, of which $23.3 million was classified as non-current on the Company’s consolidated balance sheet.

          The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action (“Action”) in the second quarter of 2000.  In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the “State Consent Decree”).  CF&I has paid all penalties associated with that settlement, but is still required to convert to the new single New Source Performance Standards Subpart AAa (“NSPS AAa”) compliant furnace.  The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration (“PSD”) air permit.  The PSD permit was issued June 21, 2004.  The new furnace has an estimated cost of $30.3 million.

          Beginning in May 2005, CF&I and the CDPHE exchanged a number of settlement proposals dealing with the subsequent violations of the State Consent Decree, which included opacity standards, violation of minimum intervals between tapping operations at CF&I’s furnaces, and failure to perform yearly relative accuracy tests for the QA/QC ultrasonic flow monitors.  CF&I and the CDPHE have since agreed to the terms for the settlement of these matters.  The terms provide for CF&I to pay $0.2 million in penalties, fund approximately $0.8 million in supplemental environmental projects, pay approximately $0.1 million in consulting services and make certain capital improvements expected to cost $0.7 million.  No payments have been made towards the terms of this proposed settlement, however all items other than those identified as capital improvements have been accrued by CF&I at September 30, 2005.

          In response to the settlement of these violations as well as other unrelated penalties, CF&I did not incur any expense for the three months ended September 30, 2005, but recorded $0.3 million of expense for the nine months ended September 30, 2005.  CF&I recorded expense of $0.5 million and $0.6 million for the three and nine months ended September 30, 2004 for possible fines and non-capital related expenditures.  As of September 30, 2005, the total accrued liability for all non-capital related expenditures was approximately $1.2 million.

          In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the Clean Air Act Amendments (“CAA”) requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards.  The Title V permit has been modified several times and gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. The new furnace has been installed and is in a startup phase and is expected to be fully operational by the middle of November.

Labor Matters

CF&I Labor Dispute Settlement

          On January 15, 2004, the Company announced a tentative agreement to settle the labor dispute between the United Steelworkers of America (“Union”) and CF&I that had been ongoing since October 1997 and on September 10, 2004 the settlement was finalized and became effective (“Settlement”).  The Settlement resulted in the dismissal of all court actions between CF&I and the Union relating to the labor dispute and environmental matters and the conditional withdrawal of charges by the United States National Labor Relations Board. The Settlement also included the ratification of new five-year collective bargaining agreements and called for the establishment of a trust and on September 10, 2004, the Rocky Mountain Steel Mills – United Steelworkers of America Back Pay Trust (“Trust”) was established. As part of the tentative settlement the Company had originally planned to issue four million shares of the Company’s common stock to the Trust on behalf of CF&I.  On September 10, 2004, the parties agreed instead that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Company’s common stock in an underwritten stock offering.

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

CF&I Labor Dispute Settlement – Accounting

          The Company recorded charges of $31.1 million in 2003 related to the tentative Settlement obligation.  The charge consisted of (1) $23.2 million for the value of four million shares of the Company’s common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above.  As noted above, on September 10, 2004, the parties agreed that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Company’s common stock in an underwritten stock offering.  On September 29, 2004, the public offering price was established at $16.00 per share, and $64.0 million was paid to the Trust in the fourth quarter of 2004.  In 2004, the Company recorded a charge of $45.4 million ($7.0 million, $31.9 million, $4.5 million and $2.0 million for 2004 quarters ended March 31, June 30, September 30 and December 31, respectively) related to the Settlement obligation consisting of

(1) $40.8 million for the incremental change in value of the four million shares of the Company’s common stock, (2) $8.9 million in retirement benefits for the 200 employees who accepted the early retirement benefits, which were partially offset by (3) a reduction of $4.3 million of the existing LTD accrual.  Members of the bargaining unit who did not elect to early retire had until September 2005 to claim LTD benefits, and as such the Company reduced its accrual to the expected benefit obligation for specific beneficiaries.  The LTD reduction of $0.7 million was recorded for both the three and nine month periods ended September 30, 2005, and classified as labor dispute settlement charges in the Company’s consolidated statements of operations.  The Company did not record a charge for the BPPSO for the three months ended September 30, 2005 as the entire potential payout on 2005 earnings was achieved in the first quarter of 2005.  For the nine months ended September 30, 2005 a charge of $3.4 million was recorded, which included related taxes.  Comparative charges of $3.6 million and $6.9 million (including related taxes), respectively, were recorded for the three and nine months ended September 30, 2004.  The BPPSO charges were classified as selling, general and administrative expenses.

Purchase Commitments

          Effective January 8, 1990, the Company entered into an agreement, which was subsequently amended on December 7, 1990 and again on April 3, 1991, to purchase a base amount of oxygen produced from a facility located at the Company’s Portland Mill.  The oxygen facility is owned and operated by an independent third party.  The agreement expires in July 2011 and specifies that the Company will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at September 30, 2005 was approximately $0.1 million. In addition, the agreement does not currently provide benefit to the Company’s operations as the Portland Mill’s melt shop is currently not in use. If the Company determines the melt shop will not reopen or decides to terminate the agreement, it will incur an expense for contract termination costs. The Company estimates the cancellation and buyout costs could range from $3.0 million to $5.5 million, depending on the negotiation of the settlement. None of the future costs of the contract have been accrued in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” as the company has not effectively ceased its rights under the contract.

          A separate contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and expires in February 2013.  The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index.  The monthly base charge at September 30, 2005 was $0.1 million.

          The Company purchases electricity used at the Pueblo Mill from an independent third party under an agreement that expires in May 2008.  This commitment specifies that the Company will pay a minimum monthly charge of $33,000 per month.

          In the second quarter of 2005, the Company entered into multiple agreements for the delivery and installation of certain machinery used in the construction of the new electric arc furnace at the Pueblo Mill.  The Company has agreed to pay a total of $14.2 million to a group of third parties, with ordinary payment terms due upon delivery or as services are rendered by the contracted vendors.  The new furnace has been installed and is in a startup phase and is expected to be fully operational by the middle of November.  Separately, the Company has agreed to pay $3.7 million for the delivery and installation of machinery unrelated to the electric arc furnace.

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

          The CPC loan of $3.5 million as of September 30, 2005 was entered into for an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement.  The Company is not a guarantor for CPC’s co-tenant’s share; however, CPC is a co-borrower and is jointly and severally liable in the event of default by the other co-tenant or its respective guarantors.  The co-tenant’s share of the loan was $3.5 million as of September 30, 2005.  Two owners of the co-tenant are personal guarantors of the entire loan.  The Company believes that the co-tenant has sufficient liquidity to pay its share of the loan.

11.    Joint Venture and Adoption of FIN 46R – Consolidation of Variable Interest Entities

          In June 1999, a wholly-owned subsidiary of the Company and Feralloy Oregon Corporation (“Feralloy”) formed OFP to construct a temper mill and a cut-to-length (“CTL”) facility (“Facility”) with an annual stated capacity of 300,000 tons to process CTL plate from steel coil produced at the Company’s Portland Mill. The Facility commenced operations in May 2001.  The Company has a 60% profit/loss interest and Feralloy, the managing partner, has a 40% profit/loss interest in OFP.  Each partner holds 50% voting rights as an owner of OFP.  The Company is not required to, nor does it currently anticipate it will, make other contributions of capital to fund operations of OFP.  However, the Company is obligated to supply a quantity of steel coil for processing through the Facility of not less than 15,000 tons per month.  In the event that the three month rolling average of steel coil actually supplied for processing is less than 15,000 tons and OFP operates at less than breakeven (as defined in the Joint Venture Agreement), then the Company is required to make a payment to OFP at the end of the three-month period equal to the shortfall.  At the end of each calendar year, the actual results are compared to the shortfall payment made by the Company to OFP. If the twelve-month calculation results in a shortfall payment that is less than the amount paid by the Company, then the Company is owed a refund for the difference. The Company’s consolidated financial statements included a net charge of $0.3 million and $0.4 million, respectively, related to the shortfall for the three and nine months ended September 30, 2005.  The Company did not incur any expense related to the shortfall for the three and nine months ended September 30, 2004.

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

12.    Investment in Camrose Pipe Company

          On March 30, 2005, Canadian National Steel, a wholly-owned subsidiary of CPC, purchased the 40 percent partnership interest in Camrose previously owned by a subsidiary of Stelco, Inc., and the Company now indirectly owns 100 percent of Camrose.  The Company has recorded the acquisition in accordance with SFAS No. 141, “Business Combinations.”  The purchase price, including acquisition related costs, was $18.6 million.  There are no contingent payments or any other material future obligations related to the acquisition.   Due to the timing of the acquisition date, the Company had not finalized the purchase price allocation at March 31, 2005.  The Company completed the purchase price allocation and recorded goodwill totaling $3.9 million in the second and third quarters of 2005.  The allocation included increases to the fair value of inventory and property, plant and equipment.  The Company also recorded the fair value of customer backlog specific to significant sales orders outstanding at the date of acquisition.  The customer backlog was included in other current assets due to the expected delivery terms for those orders.  In addition, the Company increased deferred employee liabilities for Camrose’s defined benefit and postretirement medical plans.  All minority interest associated with Camrose has been eliminated from the Company’s consolidated balance sheet.

13.    Assets Held for Sale

          In July 2004, the Company idled its Napa, California pipe mill (“Napa mill”).  In December 2004, the Company announced the permanent closure of the Napa mill and has engaged with third parties to market the pipe mill equipment and real estate.  The assets held for sale consist of real property and machinery and equipment with net book value balances of $12.8 million and $15.1 million, respectively.  The liabilities related to assets held for sale of $1.0 million consist of environmental reserves.  The Company believes the market value for these assets are in excess of book value at September 30, 2005.  The real property is currently under contract and is scheduled to close during the fourth quarter of 2005.

NEW CF&I, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share and share amounts)

	September 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Trade accounts receivable, net of allowance for doubtful accounts of $789 and $1,083	54,977	46,643
Inventories	85,441	70,940
Deferred income taxes	3,126	3,610
Other	2,754	3,376

Total current assets	146,299	124,570

Property, plant and equipment:
Land and improvements	3,301	3,301
Buildings	19,836	19,836
Machinery and equipment	272,329	273,126
Construction in progress	29,912	7,702

	325,378	303,965
Accumulated depreciation	(158,296)	(149,595)

Net property, plant and equipment	167,082	154,370

Intangibles, net	32,384	32,481
Non-current deferred income taxes	45,943	52,790
Minority interest	5,873	7,136

TOTAL ASSETS	$397,581	$371,347

LIABILITIES
Current liabilities:
Accounts payable	$24,084	$40,413
Accrued expenses	24,228	28,171

Total current liabilities	48,312	68,584
Long-term debt - Oregon Steel Mills, Inc.	308,607	288,730
Environmental liability	24,591	25,596
Deferred employee benefits	51,394	46,467

Total liabilities	432,904	429,377

Redeemable common stock, 26 shares issued and outstanding	21,840	21,840

Commitments and contingencies (Note 4)
STOCKHOLDERS’ DEFICIT
Common stock, par value $1 per share, 1,000 shares authorized; 200 shares issued and outstanding	1	1
Additional paid-in capital	16,603	16,603
Accumulated deficit	(70,095)	(92,802)
Accumulated other comprehensive loss:
Minimum pension liability	(3,672)	(3,672)

Total stockholders’ deficit	(57,163)	(79,870)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$397,581	$371,347

The accompanying notes are an integral part of the consolidated financial statements.

NEW CF&I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Sales:
Product sales	$124,579	$135,661	$362,188	$359,532
Freight	4,644	4,216	11,507	12,451

	129,223	139,877	373,695	371,983
Costs and expenses:
Cost of sales	107,461	103,641	299,717	298,963
Labor dispute settlement charges (Note 4)	(665)	4,532	(665)	43,400
Selling, general and administrative expenses	5,054	8,634	17,823	20,920
Loss on disposal of assets	2,037	1,016	1,738	733

	113,887	117,823	318,613	364,016

Operating income	15,336	22,054	55,082	7,967
Other income (expense):
Interest expense, net	(7,836)	(5,516)	(22,706)	(17,504)
Minority interests	(274)	(663)	(1,263)	546
Other income	59	63	181	189

Income (loss) before income taxes	7,285	15,938	31,294	(8,802)
Income tax benefit (expense)	557	6,076	(8,587)	15,670

Net income	$7,842	$22,014	$22,707	$6,868

The accompanying notes are an integral part of the consolidated financial statements.

NEW CF&I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net income	$22,707	$6,868
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	15,514	13,849
Deferred income taxes	7,331	(15,615)
Loss on disposal of assets	1,738	733
Minority interests	1,263	(546)
Other, net	3,922	(518)
Changes in current assets and liabilities:
Trade accounts receivable	(8,334)	(12,926)
Inventories	(14,501)	(9,339)
Accounts payable	(16,329)	6,896
Accrued expenses	(3,943)	8,239
Other	622	454

Net cash provided (used) by operating activities	9,990	(1,905)

Cash flows from investing activities:
Additions to property, plant and equipment	(30,470)	(7,023)
Proceeds from disposal of assets	603	415

Net cash used by investing activities	(29,867)	(6,608)

Cash flows from financing activities:
Borrowings from Oregon Steel Mills, Inc.	178,466	207,965
Payments to Oregon Steel Mills, Inc.	(158,589)	(199,455)

Net cash provided by financing activities	19,877	8,510

Net decrease in cash and cash equivalents	—	(3)
Cash and cash equivalents at the beginning of period	1	5

Cash and cash equivalents at the end of period	$1	$2

Supplemental disclosures of cash flow information:
Cash paid for interest:	$23,155	$18,197

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

          The unaudited consolidated financial statements include estimates and other adjustments, consisting of normal recurring accruals and other charges, as described in Note 4 to the Consolidated Financial Statements, “Contingencies – Labor Matters - CF&I Labor Dispute Settlement – Accounting” which, in the opinion of management, are necessary for a fair presentation of the interim periods.  Results for an interim period are not necessarily indicative of results for a full year.  Reference should be made to the Oregon Steel 2004 Form 10-K for additional New CF&I disclosures including a summary of significant accounting policies.

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

Reclassifications

          Certain reclassifications have been made in prior periods to conform to the current year presentation.  Such reclassifications do not affect operating income as previously reported.

2.     Inventories

          Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method.  The components of inventories are as follows:

	September 30, 2005	December 31, 2004

	(In thousands)
Raw materials	$34,409	$19,750
Semi-finished product	27,830	26,226
Finished product	10,523	13,504
Stores and operating supplies	12,679	11,460

Total inventories	$85,441	$70,940

3.     Long-term Debt

          Borrowing requirements for capital expenditures and working capital have been provided through three revolving loans from Oregon Steel to CF&I.  The loans include interest on the daily amount outstanding, paid monthly, at the rate of 10.65% per annum. The principal is due on demand or on December 31, 2007 if no demand is made.

          At September 30, 2005, principal payments on long-term debt are due as follows (in thousands):

2007	$308,607

          Oregon Steel is not required to provide financing to CF&I and, although the demand for repayment of the obligation is not expected before December 31, 2007, Oregon Steel may demand repayment of the loans at any time. If Oregon Steel were to demand repayment of the loans, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loans or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.

4.     Contingencies

Environmental

          In October 1995, CF&I and the Colorado Department of Public Health and Environment (“CDPHE”) finalized a postclosure permit for hazardous waste units at CF&I’s mill in Pueblo, Colorado (“Pueblo Mill”).  As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years.  The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist.  At September 30, 2005, there were 60 SWMU’s that still required remediation.  At September 30, 2005, the total accrued liability for all remaining SWMU’s was $25.0 million, of which $23.3 million was classified as non-current on CF&I’s consolidated balance sheet.

          The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action (“Action”) in the second quarter of 2000.  In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the “State Consent Decree”).  CF&I has paid all penalties associated with that settlement, but is still required to convert to the new single New Source Performance Standards Subpart AAa (“NSPS AAa”) compliant furnace.  The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration (“PSD”) air permit.  The PSD permit was issued June 21, 2004.  The new furnace has an estimated cost of $30.3 million.

          Beginning in May 2005, CF&I and the CDPHE exchanged a number of settlement proposals dealing with the subsequent violations of the State Consent Decree, which included opacity standards, violation of minimum intervals between tapping operations at CF&I’s furnaces, and failure to perform yearly relative accuracy tests for the QA/QC ultrasonic flow monitors.  CF&I and the CDPHE have since agreed to the terms for the settlement of these matters.  The terms provide for CF&I to pay $0.2 million in penalties, fund approximately $0.8 million in supplemental environmental projects, pay approximately $0.1 million in consulting services and make certain capital improvements expected to cost $0.7 million.  No payments have been made towards the terms of this proposed settlement, however all items other than those identified as capital improvements have been accrued by CF&I at September 30, 2005.

          In response to the settlement of these violations as well as other unrelated penalties, CF&I did not incur any expense for the three months ended September 30, 2005, however recorded $0.3 million of expense for the nine months ended September 30, 2005.  CF&I recorded expense of $0.5 million and $0.6 million for the three and nine months ended September 30, 2004 for possible fines and non-capital related expenditures.  As of September 30, 2005, the total accrued liability for all non-capital related expenditures was approximately $1.2 million.

          In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the Clean Air Act Amendments (“CAA”) requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards.  The Title V permit has been modified several times and gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. The new furnace has been installed and is in a startup phase and is expected to be fully operational by the middle of November.

Labor Matters

CF&I Labor Dispute Settlement

          On January 15, 2004, CF&I announced a tentative agreement to settle the labor dispute between the United Steelworkers of America (“Union”) and CF&I that had been ongoing since October 1997 and on September 10, 2004 the settlement was finalized and became effective (“Settlement”).  The Settlement resulted in the dismissal of all court actions between CF&I and the Union relating to the labor dispute and environmental matters and the conditional withdrawal of charges by the United States National Labor Relations Board. The Settlement also included the ratification of new five-year collective bargaining agreements and called for the establishment of a trust and on September 10, 2004, the Rocky Mountain Steel Mills – United Steelworkers of America Back Pay Trust (“Trust”) was established. As part of the tentative settlement Oregon Steel had originally planned to issue four million shares of Oregon Steel common stock to the Trust on behalf of CF&I.  On September 10, 2004, the parties agreed instead that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of Oregon Steel common stock in an underwritten stock offering.

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

CF&I Labor Dispute Settlement – Accounting

          CF&I recorded charges of $31.1 million in 2003 related to the tentative Settlement obligation.  The charge consisted of (1) $23.2 million for the value of four million shares of Oregon Steel’s common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above.  As noted above, on September 10, 2004, the parties agreed that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of Oregon Steel’s common stock in an underwritten stock offering.  On September 29, 2004, the public offering price was established at $16.00 per share, and $64.0 million was paid to the Trust in the fourth quarter of 2004.  In 2004, CF&I recorded a charge of $45.4 million ($7.0 million, $31.9 million, $4.5 million and $2.0 million for 2004 quarters ended March 31, June 30, September 30 and December 31, respectively) related to the Settlement obligation consisting of (1) $40.8 million for the incremental change in value of the four million shares of the Oregon Steel’s common stock, (2) $8.9 million in retirement benefits for the 200 employees who accepted the early retirement benefits, which were partially offset by

(3) a reduction of $4.3 million of the existing LTD accrual.  Members of the bargaining unit who did not elect to early retire had until September 2005 to claim LTD benefits, and as such CF&I reduced its accrual to the expected benefit obligation for specific beneficiaries.  The LTD reduction of $0.7 million was recorded for both the three and nine month periods ended September 30, 2005, and classified as labor dispute settlement charges in New CF&I’s consolidated statements of operations.  CF&I did not record a charge for the BPPSO for the three months ended September 30, 2005 as the entire potential payout on 2005 earnings was achieved in the first quarter of 2005.  For the nine months ended September 30, 2005 a charge of $3.4 million was recorded, which included related taxes.  Comparative charges of $3.6 million and $6.9 million (including related taxes), respectively, were recorded for the three and nine months ended September 30, 2004.  The BPPSO charges were classified as selling, general and administrative expenses.

Purchase Commitments

          A separate contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and expires in February 2013.  The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index.  The monthly base charge at September 30, 2005 was $0.1 million.

          CF&I purchases electricity used at the Pueblo Mill from an independent third party under an agreement that expires in May 2008.  This commitment specifies that the CF&I will pay a minimum monthly charge of $33,000 per month.

          In the second quarter of 2005, CF&I entered into multiple agreements for the delivery and installation of certain machinery used in the construction of the new electric arc furnace at the Pueblo Mill.  CF&I has agreed to pay a total of $14.2 million to a group of third parties, with ordinary payment terms due upon delivery or as services are rendered by the contracted vendors.  The new furnace has been installed and is in a startup phase and is expected to be fully operational by the middle of November.  Separately, CF&I has agreed to pay $3.7 million for the delivery and installation of machinery unrelated to the electric arc furnace.

Guarantees and Financing Arrangements

          On July 15, 2002, Oregon Steel issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%.  Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of Oregon Steel, excluding accounts receivable, inventory, and certain other assets.  As of September 30, 2005, Oregon Steel had outstanding $303.0 million of principal amount under the 10% Notes.  The Indenture under which the 10% Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of Oregon Steel’s net income, as defined.  New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

Other Contingencies

          New CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters.  In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of New CF&I, its results of operations, and liquidity.

5.     Income Taxes

          The effective income tax expense (benefit) rates were (7.6)% and 27.4% for the three and nine months ended September 30, 2005, respectively, as compared to the tax expense (benefit) rates of (38.1)% and (178.0)% in the corresponding periods of 2004.  The effective income tax rates for the three and nine months ended September 30, 2005 varied from the combined state and federal statutory rate principally because Oregon Steel reversed a portion of the valuation allowance, established in 2003, for certain state net operating loss carry-forwards that were allocated to New CF&I as noted below.  The effective income tax benefit rate for the three and nine months ended September 30, 2004 varied from the combined state and federal statutory rate, principally because New CF&I reversed a portion of the valuation allowance, established in 2003, for certain federal and state net operating loss carry-forwards, state tax credits and alternative minimum tax credits.

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

          SFAS No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded.  Based on this guidance, Oregon Steel reduced the valuation allowance in the three and nine months ended September 30, 2005 due to less uncertainty regarding the utilization of certain state tax net operating loss carry-forwards, which is what also attributed to the reductions in valuation allowance for the comparable periods of 2004.  New CF&I has been allocated a $3.1 million valuation allowance reduction for both the three and nine months ended September 30, 2005 and a reduction of $13.5 million and $17.9 million for the three and nine months ended September 30, 2004, respectively.  At September 30, 2005, the valuation allowance for deferred tax assets was $4.4 million.

          New CF&I will continue to evaluate the need for valuation allowances in the future.  Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.

6.     Employee Benefit Plans

          New CF&I has noncontributory defined benefit pension plans, certain postretirement health care and life insurance benefits, and qualified Thrift (401(k)) plans covering all of its eligible employees.

          Components of net periodic benefit cost related to the defined benefit pension plans are as follows:

	Defined Benefit Pension Plans

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Service cost	$579	$550	$1,738	$1,649
Interest cost	1,001	558	3,002	1,674
Expected return on plan assets	(600)	(442)	(1,799)	(1,325)
Amortization of unrecognized net loss	38	148	113	444
Amortization of unrecognized prior service cost	609	—	1,826	—

Total net periodic benefit cost	$1,627	$814	$4,880	$2,442

          Components of net periodic benefit cost related to the postretirement health care and life insurance benefit plans are as follows:

	Other Benefit Plans

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Service cost	$55	$36	$166	$110
Interest cost	304	201	911	602
Amortization of unrecognized net loss	54	83	161	248
Amortization of unrecognized prior service cost	180	18	539	53

Total net periodic benefit cost	$593	$338	$1,777	$1,013

          On September 10, 2004, CF&I finalized the labor dispute settlement which included certain pension and postretirement health benefit enhancements resulting in an amendment to the plans.  In addition, 200 members covered by the collective bargaining agreements were offered Voluntary Early Retirement (“VER”) including unreduced pension benefits.  As of September 30, 2004, 79 members covered by the collective bargaining agreements accepted CF&I’s offer for VER.  In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” special termination benefits of $1.7 million and a curtailment loss of $0.3 million were recorded for both the three and nine months ended September 30, 2004 related to the defined benefit pension plan.  In accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pension,” a curtailment loss of $0.7 million was recorded for the three and nine months ended September 30, 2004 related to the postretirement health care benefit plan.  During the fourth quarter of 2004, an additional 121 members accepted CF&I’s offer for VER (bringing the total to 200), at which time CF&I recorded additional related charges.  See Note 4 to the Consolidated Financial Statements, “Contingencies – Labor Matters” for additional information on the Settlement.

          New CF&I made contributions of $1.1 million and $6.8 million, respectively, to its defined benefit pension plans for the three and nine months ended September 30, 2005.  Contributions of $3.4 million and $4.5 million were made during the three and nine months ended September 30, 2004, respectively.  New CF&I does not expect to make any additional contributions in 2005.

CF&I STEEL, L.P.
BALANCE SHEETS
(In thousands)

	September 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, less allowance for doubtful accounts of $659 and $1,036	53,640	45,314
Inventories	85,076	70,624
Other	2,418	3,129

Total current assets	141,134	119,067

Property, plant and equipment:
Land and improvements	3,295	3,295
Buildings	18,443	18,443
Machinery and equipment	268,857	269,632
Construction in progress	29,912	7,702

	320,507	299,072
Accumulated depreciation	(155,678)	(147,197)

Net property, plant and equipment	164,829	151,875

Intangibles, net	32,384	32,481

TOTAL ASSETS	$338,347	$303,423

LIABILITIES
Current liabilities:
Accounts payable	$37,152	$50,158
Accrued expenses	23,618	28,868

Total current liabilities	60,770	79,026
Long-term debt - Oregon Steel Mills, Inc.	308,607	288,730
Long-term debt - New CF&I, Inc.	21,756	21,756
Environmental liability	24,591	25,596
Deferred employee benefits	51,394	46,329

Total liabilities	467,118	461,437

Commitments and contingencies (Note 4)
PARTNERS’ DEFICIT
General partner	(122,590)	(150,425)
Limited partners	(6,181)	(7,589)

Total partners’ deficit	(128,771)	(158,014)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$338,347	$303,423

The accompanying notes are an integral part of the financial statements.

CF&I STEEL, L.P.
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Sales:
Product sales	$122,772	$133,645	$356,759	$353,436
Freight	4,644	4,216	11,507	12,451

	127,416	137,861	368,266	365,887
Costs and expenses:
Cost of sales	106,596	102,652	296,676	295,587
Labor dispute settlement charges (Note 4)	(665)	4,532	(665)	43,400
Selling, general and administrative	4,899	8,556	17,561	20,643
Loss on disposal of assets	2,032	1,024	1,745	780

	112,862	116,764	315,317	360,410

Operating income	14,554	21,097	52,949	5,477
Other income (expense):
Interest expense, net	(8,261)	(5,817)	(23,888)	(18,327)
Other income	59	63	182	188

Net income (loss)	$6,352	$15,343	$29,243	$(12,662)

The accompanying notes are an integral part of the financial statements.

CF&I STEEL, L.P.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net income (loss)	$29,243	$(12,662)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	15,292	13,680
Loss on disposal of assets	1,745	780
Other	4,060	(725)
Changes in current assets and liabilities:
Trade accounts receivable	(8,326)	(12,731)
Inventories	(14,452)	(9,294)
Accounts payable	(13,006)	11,267
Accrued expenses	(5,250)	7,225
Other	711	613

Net cash provided (used) by operating activities	10,017	(1,847)

Cash flows from investing activities:
Additions to property, plant and equipment	(30,470)	(7,019)
Proceeds from disposal of assets	576	356

Net cash used by investing activities	(29,894)	(6,663)

Cash flows from financing activities:
Borrowings from related parties	178,466	207,965
Payments to related parties	(158,589)	(199,455)

Net cash provided by financing activities	19,877	8,510

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of period	—	—

Cash and cash equivalents at the end of period	$—	$—

Supplemental disclosures of cash flow information:
Cash paid for interest:	$23,155	$18,197

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

Reclassifications

          Certain reclassifications have been made in prior periods to conform to the current year presentation.  Such reclassifications do not affect operating income as previously reported.

2.     Inventories

          Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method.  The components of inventories are as follows:

	September 30, 2005	December 31, 2004

	(In thousands)
Raw materials	$34,409	$19,750
Semi-finished product	27,830	26,226
Finished product	10,523	13,504
Stores and operating supplies	12,314	11,144

Total inventories	$85,076	$70,624

3.     Long-term Debt

          Borrowing requirements for capital expenditures and working capital have been provided through three revolving loans from Oregon Steel to CF&I as well as three loans from New CF&I to CF&I.  The Oregon Steel loans include interest on the daily amount outstanding, paid monthly, at the rate of 10.65% per annum.  The principal on the Oregon Steel loans is due on demand or on December 31, 2007 if no demand is made.  The loan from New CF&I includes interest on the daily amount outstanding at prime.  Interest was calculated at a weighted average interest rate of 6.4% and 6.0%, respectively, for the three and nine months ended September 30, 2005.  The principal on the New CF&I loan is due on demand; however, it is classified as long-term based on New CF&I’s intent not to demand payment in 2005.

          At September 30, 2005, principal payments on long-term debt are due as follows (in thousands):

2007	$330,363

          Oregon Steel and New CF&I are not required to provide financing to CF&I and, although the demand for repayment of the obligation in full is not expected before December 31, 2007, Oregon Steel and New CF&I may demand repayment of the loans at any time. If Oregon Steel and New CF&I were to demand repayment of the loans, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loans or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.

4.     Contingencies

Environmental

          In October 1995, CF&I and the Colorado Department of Public Health and Environment (“CDPHE”) finalized a postclosure permit for hazardous waste units at CF&I’s mill in Pueblo, Colorado (“Pueblo Mill”).  As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years.  The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist.  At September 30, 2005, there were 60 SWMU’s that still required remediation.  At September 30, 2005, the total accrued liability for all remaining SWMU’s was $25.0 million, of which $23.3 million was classified as non-current on CF&I’s consolidated balance sheet.

          The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action (“Action”) in the second quarter of 2000.  In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the “State Consent Decree”).  CF&I has paid all penalties associated with that settlement, but is still required to convert to the new single New Source Performance Standards Subpart AAa (“NSPS AAa”) compliant furnace.  The State Consent Decree provides that the two existing furnaces will be permanently shut down approximately 16 months after the issuance of a Prevention of Significant Deterioration (“PSD”) air permit.  The PSD permit was issued June 21, 2004.  The new furnace has an estimated cost of $30.3 million.

          Beginning in May 2005, CF&I and the CDPHE exchanged a number of settlement proposals dealing with the subsequent violations of the State Consent Decree, which included opacity standards, violation of minimum intervals between tapping operations at CF&I’s furnaces, and failure to perform yearly relative accuracy tests for the QA/QC ultrasonic flow monitors.  CF&I and the CDPHE have since agreed to the terms for the settlement of these matters.  The terms provide for CF&I to pay $0.2 million in penalties, fund approximately $0.8 million in supplemental environmental projects, pay approximately $0.1 million in consulting services and make certain capital improvements expected to cost $0.7 million.  No payments have been made towards the terms of this proposed settlement, however all items other than those identified as capital improvements have been accrued by CF&I at September 30, 2005.

          In response to the settlement of these violations as well as other unrelated penalties, CF&I did not incur any expense for the three months ended September 30, 2005, however recorded $0.3 million of expense for the nine months ended September 30, 2005.  CF&I recorded expense of $0.5 million and $0.6 million for the three and nine months ended September 30, 2004 for possible fines and non-capital related expenditures.  As of September 30, 2005, the total accrued liability for all non-capital related expenditures was approximately $1.2 million.

          In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the Clean Air Act Amendments (“CAA”) requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards.  The Title V permit has been modified several times and gives CF&I adequate time (at least 15 1/2 months after CDPHE issues the PSD permit) to convert to a single NSPS AAa compliant furnace. The new furnace has been installed and is in a startup phase and is expected to be fully operational by the middle of November.

Labor Matters

CF&I Labor Dispute Settlement

          On January 15, 2004, CF&I announced a tentative agreement to settle the labor dispute between the United Steelworkers of America (“Union”) and CF&I that had been ongoing since October 1997 and on September 10, 2004 the settlement was finalized and became effective (“Settlement”).  The Settlement resulted in the dismissal of all court actions between CF&I and the Union relating to the labor dispute and environmental matters and the conditional withdrawal of charges by the United States National Labor Relations Board. The Settlement also included the ratification of new five-year collective bargaining agreements and called for the establishment of a trust and on September 10, 2004, the Rocky Mountain Steel Mills – United Steelworkers of America Back Pay Trust (“Trust”) was established. As part of the tentative settlement Oregon Steel had originally planned to issue four million shares of Oregon Steel common stock to the Trust on behalf of CF&I.  On September 10, 2004, the parties agreed instead that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of Oregon Steel common stock in an underwritten stock offering.

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

CF&I Labor Dispute Settlement – Accounting

          CF&I recorded charges of $31.1 million in 2003 related to the tentative Settlement obligation.  The charge consisted of (1) $23.2 million for the value of four million shares of Oregon Steel’s common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above.  As noted above, on September 10, 2004, the parties agreed that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of Oregon Steel’s common stock in an underwritten stock offering.  On September 29, 2004, the public offering price was established at $16.00 per share, and $64.0 million was paid to the Trust in the fourth quarter of 2004.  In 2004, CF&I recorded a charge of $45.4 million ($7.0 million, $31.9 million, $4.5 million and $2.0 million for 2004 quarters ended March 31, June 30, September 30 and December 31, respectively) related to the Settlement obligation consisting of (1) $40.8 million for the incremental change in value of the four million shares of the Oregon Steel’s common stock, (2) $8.9 million in retirement benefits for the 200 employees who accepted the early retirement benefits, which were partially offset by (3) a reduction of $4.3 million of the existing LTD accrual.  Members of the bargaining unit who did not elect to early retire had until September 2005 to claim LTD benefits, and as such CF&I reduced its accrual to the expected benefit obligation for specific beneficiaries.  The LTD reduction of $0.7 million was recorded for both the three and nine month periods ended September 30, 2005, and classified as labor dispute settlement charges in CF&I’s statements of operations.    CF&I did not record a charge for the BPPSO for the three months ended September 30, 2005 as the entire potential payout on 2005 earnings was achieved in the first quarter of 2005.  For the nine months ended September 30, 2005 a charge of $3.4 million was recorded, which included related taxes.  Comparative charges of $3.6 million and $6.9 million (including related taxes), respectively, were recorded for the three and nine months ended September 30, 2004.  The BPPSO charges were classified as selling, general and administrative expenses.

Purchase Commitments

          A separate contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and expires in February 2013.  The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index.  The monthly base charge at September 30, 2005 was $0.1 million.

          CF&I purchases electricity used at the Pueblo Mill from an independent third party under an agreement that expires in May 2008.  This commitment specifies that the CF&I will pay a minimum monthly charge of $33,000 per month.

          In the second quarter of 2005, CF&I entered into multiple agreements for the delivery and installation of certain machinery used in the construction of the new electric arc furnace at the Pueblo Mill.  CF&I has agreed to pay a total of $14.2 million to a group of third parties, with ordinary payment terms due upon delivery or as services are rendered by the contracted vendors.  The new furnace has been installed and is in a startup phase and is expected to be fully operational by the middle of November.  Separately, CF&I has agreed to pay $3.7 million for the delivery and installation of machinery unrelated to the electric arc furnace.

Guarantees and Financing Arrangements

          On July 15, 2002, Oregon Steel issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%.  Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of Oregon Steel, excluding accounts receivable, inventory, and certain other assets.  As of September 30, 2005, Oregon Steel had outstanding $303.0 million of principal amount under the 10% Notes.  The Indenture under which the 10% Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of Oregon Steel’s net income, as defined.  New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

Other Contingencies

          CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters.  In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of CF&I, its results of operations, and liquidity.

5.     Employee Benefit Plans

          CF&I has noncontributory defined benefit pension plans, certain postretirement health care and life insurance benefits, and qualified Thrift (401(k)) plans covering all of its eligible employees.

          Components of net periodic benefit cost related to the defined benefit pension plans are as follows:

	Defined Benefit Pension Plans

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Service cost	$579	$550	$1,738	$1,649
Interest cost	1,001	558	3,002	1,674
Expected return on plan assets	(600)	(442)	(1,799)	(1,325)
Amortization of unrecognized net loss	38	148	113	444
Amortization of unrecognized prior service cost	609	—	1,826	—

Total net periodic benefit cost	$1,627	$814	$4,880	$2,442

          Components of net periodic benefit cost related to the postretirement health care and life insurance benefit plans are as follows:

	Other Benefit Plans

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Service cost	$55	$36	$166	$110
Interest cost	304	201	911	602
Amortization of unrecognized net loss	54	83	161	248
Amortization of unrecognized prior service cost	180	18	539	53

Total net periodic benefit cost	$593	$338	$1,777	$1,013

          On September 10, 2004, CF&I finalized the labor dispute settlement which included certain pension and postretirement health benefit enhancements resulting in an amendment to the plans.  In addition, 200 members covered by the collective bargaining agreements were offered Voluntary Early Retirement (“VER”) including unreduced pension benefits.  As of September 30, 2004, 79 members covered by the collective bargaining agreements accepted CF&I’s offer for VER.  In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” special termination benefits of $1.7 million and a curtailment loss of $0.3 million were recorded for both the three and nine months ended September 30, 2004 related to the defined benefit pension plan.  In accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pension,” a curtailment loss of $0.7 million was recorded for the three and nine months ended September 30, 2004 related to the postretirement health care benefit plan.  During the fourth quarter of 2004, an additional 121 members accepted CF&I’s offer for VER (bringing the total to 200), at which time CF&I recorded additional related charges.  See Note 4 to the Financial Statements, “Contingencies – Labor Matters” for additional information on the Settlement.

          CF&I made contributions of $1.1 million and $6.8 million, respectively, to its defined benefit pension plans for the three and nine months ended September 30, 2005.  Contributions of $3.4 million and $4.5 million were made during the three and nine months ended September 30, 2004, respectively.  CF&I does not expect to make additional contributions in 2005.

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

•	changes in the Company’s relationship with its workforce, including its unionized employees; and
•	changes in United States or foreign trade policies affecting steel imports or exports.

Overview

          The consolidated financial statements include all wholly-owned and those majority-owned subsidiaries over which Oregon Steel Mills, Inc. (“Company”) exerts management control.  Non-controlled subsidiaries and affiliates are accounted for using the equity method.  Material wholly-owned and majority-owned subsidiaries of the Company are wholly-owned Camrose Pipe Corporation (“CPC”), which does business as Columbia Structural Tubing (“CST”) and which, through ownership in another corporation, holds a 100 percent interest in Camrose Pipe Company (“Camrose”); a 60 percent interest in Oregon Feralloy Partners (“OFP”) and 87 percent owned New CF&I, Inc. (“New CF&I”), which owns a 95.2 percent interest in CF&I Steel, L.P. (“CF&I”).  The Company also directly owns an additional 4.3 percent interest in CF&I.  In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills (“RMSM”).  New CF&I owns a 100 percent interest in the Colorado and Wyoming Railway Company.  All significant inter-company balances and transactions have been eliminated.

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

          In the third quarter of 2005, the Company’s RMSM Division began the installation of the new electric arc furnace (“Furnace Installation”).  The installation of the new one-furnace operation is expected to reduce operating costs at RMSM by approximately $10 million per year and is expected to be fully operational by the middle of November.  The decrease in steelmaking production during the furnace conversion period when both furnaces are shut down, which has occurred, was offset by increasing production prior to the conversion period by building up semi-finished steel inventory and the purchase of semi-finished steel (“billets”) for conversion into rod products at spot market prices.  In addition, the Company’s large diameter line pipe mill at Camrose was out of service beginning in July for equipment upgrades (“Camrose Upgrade”) that will allow Camrose to make a heavier wall line pipe product for anticipated future projects.  Production at the line pipe mill restarted in October.

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

Critical Accounting Policies and Estimates

          The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This provides a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.  A description of the Company’s critical accounting policies and related estimates and judgments that affect the preparation of the consolidated financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2005 Outlook

          As a result of the new electric arc furnace installation at RMSM and the related equipment outage, the Company’s operating income is expected to be negatively impacted by approximately $2.0 million in the fourth quarter of 2005.  The Company’s large diameter line pipe mill in Camrose, which has been out of service for the past three months for equipment upgrades, restarted on October 24, 2005.  Total shipments from Camrose in the fourth quarter are expected to be approximately 75,000 tons. Total large diameter line pipe backlog for Oregon Steel is currently 156,000 tons. The previously announced startup of the seamless pipe mill at RMSM is proceeding with shipments expected to begin in January of 2006.

          For 2005, the Company expects to ship approximately 1.5 million tons of products and generate approximately $1.3 billion in sales.  In the Oregon Steel Division the product mix is expected to consist of approximately 480,000 tons of plate and coil, 200,000 tons of welded pipe and 65,000 tons of structural tubing. The Company’s RMSM Division expects to ship approximately 420,000 tons and 345,000 tons of rail and rod and bar products, respectively.

Discussion and Analysis of Income
(Information in tables in thousands except tons, per ton, and percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

Sales
Oregon Steel Division	$170,457	$208,455	$(37,998)	(18.2)%	$556,908	$510,515	$46,393	9.1%
RMSM Division	129,223	139,877	(10,654)	(7.6)%	373,695	371,983	1,712	0.5%

Consolidated	$299,680	$348,332	$(48,652)	(14.0)%	$930,603	$882,498	$48,105	5.5%

Tons sold
Oregon Steel Division:
Plate and Coil	120,700	167,100	(46,400)	(27.8)%	345,300	476,800	(131,500)	(27.6)%
Welded Pipe	29,500	56,400	(26,900)	(47.7)%	126,700	164,700	(38,000)	(23.1)%
Structural Tubing	18,400	16,600	1,800	10.8%	46,900	45,900	1,000	2.2%

Total Oregon Steel Division	168,600	240,100	(71,500)	(29.8)%	518,900	687,400	(168,500)	(24.5)%

RMSM Division:
Rail	113,300	100,700	12,600	12.5%	318,300	294,600	23,700	8.0%
Rod and Bar	99,900	116,900	(17,000)	(14.5)%	269,900	380,200	(110,300)	(29.0)%
Seamless Pipe	—	—	—	—	—	3,300	(3,300)	(100.0)%

Total RMSM Division	213,200	217,600	(4,400)	(2.0)%	588,200	678,100	(89,900)	(13.3)%

Consolidated	381,800	457,700	(75,900)	(16.6)%	1,107,100	1,365,500	(258,400)	(18.9)%

Sales price per ton
Oregon Steel Division	$1,011	$868	$143	16.5%	$1,073	$743	$330	44.4%
RMSM Division	$606	$643	$(37)	(5.8)%	$635	$549	$86	15.7%
Consolidated	$785	$761	$24	3.2%	$841	$646	$195	30.2%

Sales

          Sales for the three months ended September 30, 2005 decreased 14.0% to $299.7 million as compared to sales of $348.3 million for the three months ended September 30, 2004.  The decrease in sales is primarily due to the decreased shipments noted above, partially offset by higher average selling prices.  Average sales price per ton in the third quarter of 2005 was $785 compared to $761 per ton in the third quarter of 2004.  Higher average selling prices were primarily due to increased selling prices for plate, welded pipe and rail products which more than offset declines in the average selling prices of rod and bar and structural tubing products. Total shipments for the third quarter of 2005 were 381,800 tons compared to 2004 third quarter shipments of 457,700 tons.  The decrease in shipments was primarily due to decreased shipments of plate and coil, welded pipe and rod and bar products p artially offset by higher shipments of rail products.  Shipments of plate and coil and rod and bar products decreased as customers managed inventory levels for those products.  Shipments of welded pipe decreased primarily due to the closure of the Company’s Napa pipe mill, for which there were no shipments for all of 2005.  There was continued strong demand for rail products in the third quarter.  Sales for the nine months ended September 30, 2005 increased 5.5% to $930.6 million as compared to sales of $882.5 million for the comparable period in 2004.  Average sales price was $841 per ton in the first nine months of 2005 compared to $646 per ton in the first nine months of 2004.  The Company realized increased sales prices on all products during the first nine months of 2005, as compared to the same period of 2004.  For the nine months ended September 30, 2005, shipments of plate and coil, welded pipe and rod and bar products decreased due to the same reasons provided for the three months ended September 30, 2005.

Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

Gross Profit	$52,193	$87,191	$(34,998)	(40.1)%	$192,853	$191,227	$1,626	0.9%
Gross Profit Margin	17.4%	25.0%		(7.6)%	20.7%	21.7%		(1.0)%

          In the third quarter of 2005, the Company’s gross profit margin was 17.4% as compared to 25.0% for the comparable period of 2004.  The lower gross profit margin was attributed to decreased shipment volumes, higher unit conversion cost as a result of lower production of plate and rod and bar products, increased costs for steel slab at the Company’s Oregon Steel Division (up 14 percent from the third quarter of 2004), and approximately $5.0 million in costs related to equipment outages for the Furnace Installation.  These factors were partially offset by lower average scrap costs at RMSM. The Company’s gross profit margin was 20.7% for the nine months ended September 30, 2005 compared to 21.7% for the comparable period of 2004.  The lower gross profit margin was attributed to the decrease in production, increased costs for steel slab and the equipment outages related to the installation of the new electric arc furnace, which more than offset the higher average sales prices.  Average scrap costs were relatively flat for the nine months ended September 30, 2005, compared to the same period of 2004.

Selling, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

Selling, General and Administrative Expenses	$14,969	$17,672	$(2,703)	(15.3)%	$47,351	$47,686	$(335)	(0.7)%

          Selling, general and administrative expenses decreased for the three months ended September 30, 2005 as compared to 2004 primarily as a result of decreased quarterly expenses related to the ten-year profit participation obligation resulting from the labor dispute settlement between the Union and CF&I,  partially offset by an increase in incentive compensation expense.  The Company did not record a charge for the Back Pay Profit Sharing Obligation (“BPPSO”) and related payroll taxes in the three months ended September 30, 2005 as the entire potential payout on 2005 earnings was achieved in the first quarter of 2005.  This compares to $3.6 million and $6.9 million in BPPSO related charges recorded for the three and nine months ended September 30, 2004, respectively.  The Company formerly presented incentive compensation expense as a separate line item on its financial statements.  These amounts have been reclassified into cost of sales and selling, general and administrative expenses.  Incentive compensation expense increased by $0.5 million for the three months ended September 30, 2005 as compared to the same period of 2004, primarily due to a charge for stock-based compensation expense recorded in connection with the Long-Term Incentive Plan (“LTIP”).  Selling, general and administrative expenses for the nine months ended September 30, 2005 were effectively the same as the prior year period.  The charges for the BPSSO decreased $3.5 million for the nine months ended September 30, 2005 as compared to the same period of 2004, which was partially offset by incentive compensation expense which increased by $2.3 million in the comparable period, coupled with increased shipping costs.

Interest Expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

Interest Expense, net	$7,459	$8,454	$(995)	(11.8)%	$24,427	$25,482	$(1,055)	(4.1)%

          Interest expense decreased for the three and nine months ended September 30, 2005 primarily as a result of an increase in the amount of interest capitalized in connection with the construction of the new spiral weld DSAW pipe mill and the new electric arc furnace installation at RMSM.  Substantially all of the Company’s gross interest expense is related to the 10% First Mortgage Notes due in 2009.

Income Tax Expense

	Three Months Ended September 30,				Nine Months Ended September 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

Income Tax Expense	$7,938	$1,483	$6,455	435.3%	$41,879	$1,442	$40,437	>1,000.0%

          The effective income tax expense rate was 28.2% and 35.2%, respectively, for the three and nine months ended September 30, 2005, as compared to effective income tax expense rates of 2.9% and 2.0% for the three and nine months ended September 30, 2004.  The effective income tax rate for 2005 varied from the combined state and federal statutory rate principally because the Company reversed a portion of the valuation allowance established in 2003 for certain state net operating loss carry-forwards and state tax credits.  Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded.  Based on this guidance, the Company decreased its valuation allowance $3.4 million in both the three and nine months ended September 30, 2005. A consistent track record of earnings in prior quarters, and an update of expected future earnings tied to changes in product lines announced in the quarter ended September 30, 2005, created less uncertainty regarding the realization of these state deferred tax assets.  The Company decreased the valuation allowance by $19.9 million and $30.4 million in the three and nine months ended September 30, 2004, respectively.  For the three and nine month periods ending September 30, 2004 the Company assessed year to date earnings and earnings history, and analyzed the expected future reversals of net cumulative deferred tax liabilities.  This review indicated less uncertainty regarding the realization of deferred tax assets.  The Company will continue to evaluate the need for valuation allowances in the future.  Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.  As of September 30, 2005, the only valuation allowance relates to the State of Colorado net operating losses and credits.

Liquidity and Capital Resources

          At September 30, 2005, the Company’s liquidity, comprised of cash (including restricted cash of $22.5 million), cash equivalents, and short-term investments totaled approximately $74.1 million.  At December 31, 2004, the Company’s liquidity comprised of cash, cash equivalents, short-term investments and funds available under its $65.0 million revolving credit facility ($45.1 million) totaled approximately $182.2 million.  Total debt outstanding, net of cash (including restricted cash), cash equivalents and short-term investments was $236.6 million at September 30, 2005 compared to $179.0 million at December 31, 2004.  The Company incurred capital expenditures of $59.4 million during the nine months ended September 30, 2005, as compared to $15.4 million for the comparable period.  The Company terminated the $65.0 million revolving credit facility on March 29, 2005 and replaced it with a new credit facility that, as amended, provides for a maximum borrowing of $35.0 million for the sole purpose of issuing letters of credit.  For further information see Note 5 to the Company’s Consolidated Financial Statements, “Debt, Financing Arrangements and Liquidity.”

          Net working capital at September 30, 2005 increased $64.4 million compared to December 31, 2004, comprised of a $52.8 million increase in current assets and an $11.6 million decrease in current liabilities. The increase in current assets was primarily due to increases in inventory of $111.7 million, partially offset by a decrease in cash, cash equivalents and short-term investments of $63.0 million.  The increase in inventories is primarily due to increased volume of higher cost steel slab, inventory build-up for expected welded pipe demand at the Camrose pipe mill and the buildup of semi-finished inventory at RMSM in anticipation of the Furnace Installation which occurred during September and October.  The new furnace has been installed and is in a startup phase and is expected to be fully operational by the middle of November.  The Company anticipates that year end inventories will be approximately $250.0 million.

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

          On March 29, 2000, OFP entered into a seven-year $14.0 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility.  Amounts outstanding under the loan agreement bear interest based on the LIBOR plus a margin ranging from 1.25% to 3.00%.  The loan is secured by all the assets of OFP. The loan agreement contains various restrictive covenants including a minimum tangible net worth amount, a minimum debt service coverage ratio, and a specified amount of insurance coverage. Principal payments required on the loan are $0.5 million per quarter but can be accelerated for excess cash flows, as defined. Excess cash flows generated in 2004 resulted in $0.4 million of additional principal payments paid in 2005.  The creditors of OFP have no recourse to the general credit of the Company.  Effective January 1, 2004, the Company included the OFP loan balance in the consolidated balance sheet as a result of the adoption of FIN 46R.  See Note 11 to the Consolidated Financial Statements, “Joint Venture and Adoption of FIN 46R – Consolidation of Variable Interest Entities.”

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

          On March 29, 2005, the Company entered into a Letter of Credit Facility Agreement (“Credit Agreement”) with U.S. Bank National Association.  The Credit Agreement, as amended, provides for a maximum borrowing of $35.0 million for the sole purpose of issuing letters of credit and terminates on March 29, 2006.  Under the Credit Agreement, the Company agrees to pay an issuance fee of the greater of $100 or the face amount of a letter of credit multiplied by 0.125% and a fee, payable quarterly in arrears, at a rate of 0.50% per annum of the average aggregate undrawn face amount of all outstanding letters of credit during the preceding calendar quarter.  The Credit Agreement contains certain customary covenants for credit facilities of this type, such as provisions regarding compliance with laws, taxes, notice to issuers and financial information and will be secured by restricted cash.  As of September 30, 2005, the Company had $22.5 million of restricted cash as collateral supporting $21.4 million of letters of credit associated with the Credit Agreement.

          Camrose maintains a CDN $15.0 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose. Amounts under the facility bear interest based on the Canadian prime rate.  The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose’s eligible trade accounts receivable and inventories. The credit facility contains various restrictive covenants including a minimum tangible net worth amount. This facility expires in September 2006.  At September 30, 2005, there were no restricted amounts for outstanding letters of credit.  The average interest rates for the facility were 4.3% for both the three and nine month periods ended September 30, 2005.  Camrose pays annual commitment fees of up to 0.25% of the unused portion of the credit line.

          As of September 30, 2005, principal payments on debt are due as follows (in thousands):

2005	$510
2006	2,042
2007	4,122
2008	48
2009	303,051
2010	54
2011 and thereafter	3,273

$313,100

          Due to the favorable net results for the first three and nine months of 2005, the Company has been able to satisfy its needs for working capital and capital expenditures through operations and, in part, through its available cash on hand.  The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from cash on hand and from funds generated from operations.

Off Balance Sheet Arrangements

          In addition to the off balance sheet arrangements disclosed in the Company’s contractual obligations table of the Company’s 2004 Form 10-K, the Company is obligated to pay annual interest of approximately $30.3 million on the Company’s 10% Notes.  The interest obligation extends through 2009 when the 10% Notes become due.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

          No material changes.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

          There has been no change in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          The Company maintains insurance against various risks, including certain types of tort liability arising from the sale of its products. The Company does not maintain insurance against liability arising out of waste disposal, on-site remediation of environmental contamination or earthquake damage to its Napa pipe mill and related properties because of the high cost of that coverage.  In addition, our per claim deductible for workers’ compensation claims is $2 million due to the high cost of maintaining such insurance with a lower deductible.  There is no assurance that the insurance coverage carried by the Company will be available in the future at reasonable rates, if at all.

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

OREGON STEEL MILLS, INC.

Date: October 31, 2005	/s/ Robin A. Gantt

Robin A. Gantt
Corporate Controller
(Principal Accounting Officer)

OREGON STEEL MILLS, INC.

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED SEPTEMBER 30, 2005

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