Form 10-K
period 2005-12-31
OREGON STEEL MILLS INC
filed 2006-03-01
CIK 830260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Filed Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005	Commission File Number 1-9887

OREGON STEEL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-0506370

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 S.W. Broadway, Suite 2200, Portland, Oregon	97205

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (503) 223-9228

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2005, was approximately $607,698,885.  The aggregate market value was computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter.

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 17, 2006:

Common Stock, $.01 par value	35,714,557

(Title of Class)	(Number of shares outstanding)

Documents incorporated by reference:

          Proxy statement for the Registrant’s Annual Meeting of Stockholders to be held April 27, 2006 is incorporated by reference into Part III of this report.

OREGON STEEL MILLS, INC.
TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS

          The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captions “General” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

General

          Oregon Steel Mills, Inc. (“Company” or “Registrant”) was founded in 1926 by William G. Gilmore and was incorporated in California in 1928. The Company reincorporated in Delaware in 1974. The Company changed its name in December 1987 from Gilmore Steel Corporation to Oregon Steel Mills, Inc.

          During 2005, the Company and its subsidiaries operated two steel mills and eight finishing facilities in the western United States and Canada. The Company manufactures and markets one of the broadest lines of specialty and commodity steel products of any domestic steel mill company.  The Company emphasizes the cost efficient production of higher margin specialty steel products targeted at a diverse customer base located primarily west of the Mississippi River and in western Canada.  The Company’s manufacturing flexibility allows it to actively manage its product mix in response to changes in customer demand and individual product cycles.  The Company is organized into two business units known as the Oregon Steel Division and Rocky Mountain Steel Mills (“RMSM”) Division.

          The Oregon Steel Division is centered on the Company’s Portland, Oregon steel mill (“Portland Mill”), which has a Steckel combination mill that produces discrete steel plate and coiled plate for the division’s steel plate heat-treating, structural tubing, and large diameter line pipe and electric resistance welded (“ERW”) pipe finishing facilities. The Oregon Steel Division produces large diameter line pipe and ERW line pipe and casing at its pipe mill in Camrose, Alberta, Canada (“Camrose Pipe Mill”).  On March 30, 2005, the Company purchased the remaining 40% interest in the Camrose Pipe Mill, and now owns 100% of that facility.  The Oregon Steel Division operates a temper mill and cut-to-length facility at its 60% owned Oregon Feralloy Partners (“OFP”) joint venture facility.  In October 2003, the Oregon Steel Division began production of structural tubing at its Columbia Structural Tubing (“CST”) facility. A large diameter pipe mill in Napa, California (“Napa Mill”) is also included in the Oregon Steel Division.  This asset has not been used in the Company’s operations subsequent to the Company’s decision to permanently close the mill in 2004 and the real estate on which the Napa Mill equipment is located was sold in December of 2005.  The Company is also in the process of constructing its spiral weld double submerged arc weld (“DSAW”) pipe making facility (“Spiral Weld Mill”) on the Portland Mill property.  The construction of the Spiral Weld Mill is expected to be completed in July of 2006.

          The RMSM Division consists of steelmaking and finishing facilities of CF&I Steel, L.P. (“CF&I”) (dba Rocky Mountain Steel Mills) located in Pueblo, Colorado (“Pueblo Mill”).  The Company owns 90% of New CF&I, Inc. (“New CF&I”), which owns a 95.2% general partnership interest in CF&I.  In addition, the Company owns directly a 4.3% limited partnership interest in CF&I.  The Pueblo Mill is a steel minimill which supplies steel for the RMSM Division’s rail, rod and bar, and seamless tubular finishing mills.  The Pueblo Mill operates the only rail facility west of the Mississippi River, and is one of only two established rail manufacturers in North America.  The RMSM Division also includes the Colorado and Wyoming Railroad Company, a wholly owned subsidiary of New CF&I, which operates a short line railroad principally servicing the Pueblo Mill.

Oregon Steel Division

          Portland Mill.  The Portland Mill is the only hot-rolled steel plate minimill and steel plate production facility in the eleven western states.  The Portland Mill melt shop has the capability to produce slab thicknesses of 6”, 7”, 8” or 9”.  In May 2003, the Company shut down its Portland Mill melt shop and is currently producing its finished product from purchased steel slab.  The Company continues to maintain the melt shop in operating condition.  Purchased steel slabs are rolled in the Steckel combination mill (“Combination Mill”) located at the Portland Mill. The Combination Mill includes a 4-high rolling mill with coiling furnaces, a vertical edger, a down coiler, on-line accelerated cooling, hot leveling and shearing equipment, extended roll lines, and a fully automated hydraulic gauge control system. The Combination Mill gives the Company the ability to produce steel plate in commercially preferred dimensions and sizes, increases its manufacturing flexibility and supplies substantially all the Company’s plate requirements for large diameter line pipe manufactured at the Camrose Pipe Mill, as well as coiled plate for applications such as the smaller diameter ERW pipe manufactured at the Camrose Pipe Mill, structural tubing manufactured at CST and line pipe that will be manufactured at the Spiral Weld Mill.  With the Combination Mill, the Company is positioned to produce all grades of discrete steel plate and coiled plate for substantially all of the Company’s commodity and specialty markets, including heat-treated applications.

          Napa Mill.  The Company decided to permanently close the Napa Mill in December 2004.  In December 2005, the Company sold the related real estate and recorded an impairment charge for all related assets not transferred to other operating units.  The Napa Mill was able to produce large diameter steel line pipe of a quality suitable for use in high pressure oil and gas transmission pipelines. The Napa Mill formerly produced pipe with an outside diameter ranging from 16” to 42”, with wall thicknesses of up to 1-1/16” and in lengths of up to 80 feet, and could process two different sizes of pipe simultaneously in its two finishing sections.

          Spiral Weld Mill.  In July 2004, the Company announced that its Board of Directors approved the construction of a spiral weld double submerged arc weld (“DSAW”) pipe making facility at its Portland Mill. The project consists of two pipe mills with an annual capacity of approximately 170,000 tons, depending on product mix, capable of producing API certified large diameter line pipe from 20 inches to 60 inches in diameter, in wall thickness of 1/4 inch to 1 inch, and in lengths of up to 80 feet. The construction of the Spiral Weld Mill is expected to be completed in July of 2006.

          Camrose Pipe Mill.  The Company acquired a 60% interest in the Camrose Pipe Mill in June 1992 from Stelco, Inc. (“Stelco”), a large Canadian steel producer.  In March 2005, the Company acquired the remaining 40% interest and now owns 100% of the mill.  The Camrose Pipe Mill has two pipe manufacturing mills, a large diameter line pipe mill similar to the Napa Mill and an ERW pipe mill which produces line pipe and casing used by the oil and gas industry.

          Columbia Structural Tubing.  In October 2003, the Company leased (with an option to buy) the equipment of the former LTV Structural Tubing Facility.  The leased equipment consists of a slitting line, a structural tubing mill, and a proprietary in-line coating system. The CST facility is located one mile from the Portland Mill and produces rectangular hollow steel sections (“HSS”) in sizes ranging from 2 ½” to 10”.

          Oregon Feralloy Partners. In June 1999, a wholly owned subsidiary of the Company and Feralloy Oregon Corporation formed OFP to construct a temper mill and a cut-to-length (“CTL”) facility to process CTL plate from steel coil produced at the Company’s Portland Mill.  The facility commenced operations in May 2001.  The Company has a 60% profit/loss interest and Feralloy Oregon Corporation, the managing partner, has a 40% profit/loss interest in OFP.

RMSM Division

          Shortly after the acquisition of the Pueblo Mill in 1993, the Company began a series of major capital improvements designed to increase yields, improve productivity and quality, and expand the Company’s ability to offer specialty rail, rod and bar products.  The primary components of the Pueblo Mill and the related capital improvements, as appropriate, are outlined below.

          Steelmaking.  The Company installed a ladle refining furnace and a vacuum degassing facility and upgraded both continuous casters with more efficient continuous casting methods that allow the Company to cast directly into bloom.  In November 2005, the Company completed the conversion of its two existing furnaces to a new single AAa compliant furnace.

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

          Rail Manufacturing.  At the time of the Company’s acquisition of the Pueblo Mill, rail was produced by ingot casting using energy-intensive processes with significant yield losses as the ingots were reheated, reduced to blooms and then rolled into rail. Continuous casting has increased rail yields and decreased rail manufacturing costs.  In 1996, the Company invested in the Pueblo Mill’s rail making capacity by entering into an agreement with Nippon for the license of its proprietary technology to produce deep head hardening (“DHH”) rail, and acquired the production equipment necessary to produce the specialty rail.  DHH rail is considered by the rail industry to be longer lasting and of higher quality than rail produced using conventional methods and, accordingly, the DHH rail usually has a corresponding higher average selling price.  The Company believes it is able to meet the needs of a broad array of rail customers with both traditional and DHH rail.

          Seamless Pipe.  The seamless pipe mill at the Pueblo Mill produces seamless casing, coupling stock and standard and line pipe. Seamless pipe casing is used as a structural retainer for the walls of oil or gas wells.  Standard and line pipes are used to transport liquids and gasses both above and underground.  The Company’s seamless pipe mill is equipped to produce the most widely used sizes of seamless pipe (5” outside diameter through 10-3/4” outside diameter) in all standard lengths.  The Company’s production capability includes carbon and heat-treated tubular products.  The Company has also sold semi-finished seamless pipe (referred to as green tubes) for processing and finishing by others. Operations at the seamless pipe mill were suspended from November 2003 until December 2005.  In September 2005, the Company announced the reopening of the seamless mill, with shipments beginning in January 2006.

Products

Overview

          The Company manufactures and markets one of the broadest lines of specialty and commodity steel products of any domestic minimill company.  Through acquisitions and capital improvements, the Company has expanded its range of finished products from two in 1991, discrete plate and large diameter line pipe, to nine currently by adding ERW pipe, rail, rod, bar, seamless pipe, coiled plate and structural tubing.  It has also expanded its primary selling region from the western United States to national and international markets.  (See Note 3 to the Company’s Consolidated Financial Statements, “Geographic Information.”)

          The following chart identifies the Company’s principal products and the primary markets for those products.

	Products	Markets

Oregon Steel Division	Specialty steel and coiled plate	Steel service centers
Heavy equipment manufacturers
Railcar manufacturers
Pressure vessel manufacturers
Welded pipe mills

	Commodity steel and coiled plate	Steel service centers
Construction
Ship and barge manufacturers
Heavy equipment manufacturers

	Large diameter line pipe	Oil and petroleum natural gas transmission pipelines
Construction

	ERW pipe and casing	Oil and natural gas line pipe
Construction

	Structural tubing	Steel service centers
Construction
Ship and barge manufacturers
Heavy equipment manufacturers

RMSM Division	Rail	Rail transportation

	Rod and bar products	Construction
Durable goods
Capital equipment

	Seamless pipe	Oil and gas producers

                    See Note 4 to the Company’s Consolidated Financial Statements, “Product Sales,” for a summary of sales by product group.

The following table sets forth for the period indicated the tonnage sold by product class:

	Tons Shipped

Product Class	2005	2004	2003

Oregon Steel Division:
Steel Plate	477,700	569,700	424,500
Coiled Plate	10,500	51,900	76,800
Large Diameter Line Pipe (1)	95,200	115,800	181,200
ERW Pipe	89,700	78,200	56,600
Structural Tubing (2)	65,300	55,400	1,600

Total Oregon Steel Division	738,400	871,000	740,700

RMSM Division:
Rail	393,400	392,300	360,400
Rod and Bar	354,500	458,200	482,400
Seamless Pipe (3)	—	3,300	51,300

Total RMSM Division	747,900	853,800	894,100

Total Company	1,486,300	1,724,800	1,634,800

(1) In 2004, the Company announced the permanent closure of its Napa Mill.  In December 2005, the Company sold the related real estate and recorded an impairment charge to the carrying value of the pipe mill equipment.

(2) The Company began operations at the structural tubing facility in October 2003.

(3) Operations at the seamless pipe mill were suspended from November 2003 until December 2005.  In September 2005, the Company announced the reopening of the seamless mill, with shipments beginning in January 2006.

Oregon Steel Division

          Steel Plate and Coiled Plate.  The Company’s specialty grade and commodity steel plate and coiled plate are produced at the Portland Mill on the Combination Mill.  The Combination Mill produces discrete steel plate in widths from 48” to 136” and in thicknesses from 3/16” to 8”.  Coiled plate can be produced in widths of 48” to 120” and in thicknesses that range from 0.09” to 0.75”.  The majority of steel plate is commonly produced and consumed in standard widths and lengths, such as 96” x 240”. Specialty steel plate consists of hot-rolled carbon, high-strength-low-alloy, alloy and heat-treated steel plate.  Specialty steel plate has superior strength and performance characteristics as compared to commodity steel plate and is typically made to order for customers seeking specific properties, such as improved malleability, hardness or abrasion resistance, impact resistance or toughness, higher strength and the ability to be more easily machined and welded.  Specialty steel plate is used to manufacture railroad cars, mobile equipment, bridges and buildings, pressure vessels, machinery components and large diameter line pipe.  Commodity steel plate is used in a variety of applications such as the manufacture of storage tanks, machinery parts, ships and barges, and general load bearing structures.  Coiled plate is the feeder stock for the manufacture of ERW pipe, structural tubing, spiral weld pipe and for conversion into cut-to-length plate.

          The heat-treating process of quenching and tempering improves the strength, toughness, and hardness of the steel.  Quenched and tempered steel is used extensively in the mining industry, the manufacture of heavy transportation equipment, construction and logging equipment, and armored vehicles for the military.  In late 2004, the Company replaced and installed a hot leveler at the heat-treat facility which flattens the steel plate following heat-treatment.  This ensures that the steel plate will retain its desired shape after cooling, thus continuing the Company’s ability to manufacture a superior hardened plate product.

          Large Diameter Line Pipe.  The Company manufactures large diameter, double submerged arc-welded (“DSAW”) steel line pipe at its Camrose Pipe Mill and manufactured DSAW steel line pipe through July 2004 at the Napa Mill.  Large diameter line pipe is manufactured to demanding specifications and is produced in sizes ranging from 16” to 42” in outside diameter and in lengths of up to 80 feet.  The Company also offers customers several options, which include internal linings, external coatings, and double end pipe joining. The Company’s large diameter pipe is used primarily in pressurized underground or underwater oil and gas transmission pipelines where high quality is absolutely necessary.

          ERW Pipe. The Company produces smaller diameter ERW line pipe and casing at the Camrose Pipe Mill.  ERW pipe is produced in sizes ranging from approximately 4 ½” to 16” in diameter.  The pipe is manufactured using coiled steel formed on a high frequency ERW mill.  The principal customers for this product are oil and gas companies that use it for gathering lines to supply product to feed larger pipeline systems and for casing for oil and gas wells.

          Structural Tubing. The Company produces rectangular HSS in sizes ranging from 2 ½” to 10”.  These products have a wide variety of uses, including construction applications, structural support, safety and ornamental tubing for buildings, bridges, and highways and are also used for an extensive range of applications in industrial, transportation, and agricultural equipment.

RMSM Division

          Rail.  The Company produces standard carbon and high-strength head-hardened rail at its Pueblo Mill.  The Pueblo Mill is the sole manufacturer of rail west of the Mississippi River and one of only two established rail manufacturers in North America. Rails are manufactured in the six most popular rail weights (ranging from 115 lb/yard through 141 lb/yard), in 39 and 80-foot lengths.  In-line head-hardened rail is produced through a proprietary technology, known as deep head-hardened or DHH technology, which is licensed from a third party.  In 2005, the Company produced approximately 179,000 tons of head-hardened product using the DHH technology.  The in-line DHH technology allows the Company to produce head-hardened product up to the capacity of the rail facility.  Rail produced using the improved in-line technology is considered by many rail customers to be longer lasting and of higher quality than rail produced with traditional off-line techniques.  Since 2001, the Pueblo Mill has produced and marketed an improved head-hardened rail called High Carbon Pearlite.  This rail metallurgy was designed for heavy application situations such as heavy tonnage curves.  The primary customers for the Pueblo Mill’s rail are the western railroads.  The Company has also developed a presence in the Canadian and Mexican rail markets.  Rail is also sold directly to rail contractors, transit districts, and short-line railroads.

          Rod and Bar Products.  The Company’s rod and bar mill located at the Pueblo Mill is able to produce coils of up to 6,000 pounds.  The steel quality and finishing capabilities allow the Company to manufacture rods up to 1” in diameter, and to manufacture a variety of high-carbon rod products such as those used for spring wire, wire rope, and tire bead. The Company produces several sizes of coiled rebar in the most popular grades for the reinforcement of concrete products.

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

Raw Materials and Semi-finished Slabs

Oregon Steel Division

          The Portland Mill relies on purchased semi-finished steel slabs for the production of plate and coiled plate.  The steel slab market and pricing are subject to significant volatility and steel slabs may not be available at reasonable prices in the future.

          In May 2003, the Company shut down its Portland Mill melt shop. The determination to close the melt shop was based on the Company’s ability to obtain steel slab through purchases from suppliers on the open market, and the high energy and raw material costs and the yield losses associated with the inefficient casting technology in use at the Portland Mill.  The Company forecasts that future steel slab purchases for the Portland Mill will meet the production needs of the Portland Mill finishing operation for 2006 and into the foreseeable future. The Company continues to maintain the melt shop in operating condition.

RMSM Division

          The Company’s principal raw material for the Pueblo Mill is ferrous scrap metal derived from, among other sources, junked automobiles, railroad cars and railroad track materials and demolition scrap from obsolete structures, containers, and machines.  In addition, direct-reduction iron, hot-briquetted iron and pig iron (collectively “alternate metallics”) can substitute for a limited portion of the scrap used in minimill steel production, although the sources and availability of alternate metallics are substantially more limited than those of scrap.  The purchase prices for scrap and alternate metallics are subject to market forces largely beyond the control of the Company, and are impacted by demand from domestic and foreign steel producers, freight costs, speculation by scrap brokers, and other conditions.  The cost of scrap and alternate metallics to the Company can vary significantly, and the Company’s product prices cannot in all cases be adjusted to fully recover the cost increases in scrap and alternate metallics prices.

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

Marketing and Customers

          Steel products are sold by the Company principally through its own sales organizations, which have sales offices at various locations in the United States and Canada and, as appropriate, through foreign sales agents. In addition to selling to customers who consume steel products directly, the Company also sells to intermediaries such as steel service centers, distributors, processors and converters.  No single customer or group of affiliated customers represented more than 10% of the Company’s sales revenue in 2005, 2004 or 2003.

          The sales force is organized both geographically and by product line.  The Company has separate sales forces for plate and coiled plate, large diameter line pipe and ERW pipe, structural tubing, rod and bar, seamless pipe and rail products.  Most of the Company’s sales are initiated by contacts between sales representatives and customers.  Accordingly, the Company does not incur substantial advertising or other promotional expenses for the sale of its products.  Except for contracts entered into from time to time to supply rail and large diameter line pipe to significant projects, the Company does not have any significant ongoing contracts with customers, and orders placed with the Company generally are cancelable by the customer prior to production.

          The Company has a general policy permitting returns of purchased steel products only for product defects. The Company does not routinely offer extended payment terms to its customers.

          Some of the Company’s products are subject to seasonal trends.  The Company’s rail products are impacted by seasonal demand, as dictated by the major railroads’ procurement schedules.  Demand for oil country tubular goods (“OCTG”), which include both seamless pipe and ERW pipe, can be subject to seasonal factors, particularly for sales to Canadian customers.  Overall demand for OCTG is subject to significant fluctuations due to the volatility of oil and gas prices and North American drilling activity as well as other factors including competition from imports.

Oregon Steel Division

          Specialty Steel Plate.  Customers for specialty steel are located throughout the United States, but the Company is most competitive west of the Mississippi River, where transportation costs are less of a factor. Typical customers include steel service centers and equipment manufacturers.

          Commodity Steel Plate.  Most of the customers for the Company’s commodity steel plate are located in the western United States, primarily in the Pacific Northwest.  In addition to being used internally as feeder stock in the Company’s manufacture of large diameter line pipe, steel plate is typically sold to steel service centers, fabricators, and equipment manufacturers.  Service centers typically resell to other users with or without additional processing such as cutting to a specific shape.

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

          Structural Tubing.  The majority of customers for the Company’s structural tubing products are steel service centers located in Oregon and Washington.  The Company has also been successful in expanding into other regions including Alaska, British Columbia, Montana, and Idaho.

RMSM Division

          Rail.  The primary customers for the Pueblo Mill’s rail are the western railroads. The Company has also developed a presence in the Canadian and Mexican rail markets.  Rail is also sold directly to rail distributors, transit districts and short-line railroads.  The Company believes its proximity to the North American rail markets benefits its marketing efforts.

          Rod and Bar Products.  The Company sells its bar products, primarily reinforcing bar, to fabricators and distributors.  The majority of these customers are located in the United States, west of the Mississippi River.   The Company’s wire rod products are sold primarily to wire drawers ranging in location from the Midwest to the West Coast.  The demand for wire rod is dependent upon a wide variety of markets, including agricultural, construction, capital equipment, and the durable goods segments.  The Company entered the high carbon rod market during 1995 as a direct result of the investment in the new rolling facility.  Since that time, the Company’s participation in the higher margin, high carbon rod market has steadily increased, to the point where it now represents over two-thirds of its total rod product shipments.  Typical end uses of high carbon rod include spring wire, wire rope and tire bead.

          Seamless Pipe.  The Company’s seamless pipe will be sold directly to one customer who in turn will thread the Company’s plain end pipe.  The customer will then sell the finished pipe to oil exploration and production companies within the OCTG industry.  The market for the Company’s seamless pipe is primarily domestic.  The demand for this product is determined in large part by the number and drilling depths of the oil and gas drilling rigs working in the United States.

Competition and Other Market Factors

          The steel industry is cyclical in nature.  High levels of steel imports, worldwide production over capacity and other factors have adversely affected the domestic steel industry in recent years.  The Company is also subject to industry trends and conditions, such as the presence or absence of sustained economic growth and construction activity, currency exchange rates and other factors.  The Company is particularly sensitive to trends in the oil and gas, construction, capital equipment, rail transportation, and durable goods segments, because these industries are significant markets for the Company’s products.

          Competition within the steel industry is intense.  The Company competes primarily on the basis of product quality, price, and responsiveness to customer needs.  Many of the Company’s competitors are larger and have substantially greater capital resources, more modern technology, and may have lower labor and raw material costs than the Company.  Moreover, United States steel producers have historically faced significant competition from foreign producers.  The highly competitive nature of the industry, combined with excess production capacity in some products can result in significant sales pricing pressure for certain of the Company’s products.

Oregon Steel Division

          Specialty Steel Plate.  The Company’s principal domestic competitor in the specialty steel plate market is Mittal Steel (“Mittal”), the largest plate producer in North America with six plate mills located in the Midwest and East. Mittal’s estimated plate-making capacity now exceeds 3 million tons, including the largest plate heat-treating tonnage capacity in North America.  Mittal aggressively markets to major national accounts in fabrication and heavy-duty manufacturing as a single source supplier. IPSCO Inc. (“IPSCO”) has also announced their intention to begin operations in 2006 of a new continuous plate-heat treating plant with an annual capacity of approximately 170,000 tons.

          Commodity Steel Plate.  The Company’s principal domestic commodity plate competitor is IPSCO.  IPSCO operates a 120” wide Steckel mill in Iowa, with that mill operating to nearly the same specifications as the Portland Mill.  IPSCO also operates a smaller 72” wide Steckel mill in Saskatchewan, Canada, and a 120” wide Steckel mill in Mobile, Alabama.  IPSCO’s rated plate and coiled plate capacity exceeds three million tons annually. IPSCO also operates cut-to-length lines (to convert coiled plate into flat sheets) in various market locations throughout North America.  IPSCO competes primarily in the Midwest commodity plate market, in other selected target markets, and in the coiled plate market throughout the United States.  Nucor Corporation operates a plate mill at Hertford, North Carolina with an operating capacity of one million tons per year and a Steckel mill at Tuscaloosa, Alabama with an operating capacity of approximately six hundred thousand tons per year.

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

          ERW Pipe.  The competition in the market for ERW line pipe and casing is based on availability, price, product quality, and responsiveness to customers.  The need for this product has a direct correlation to the number of drilling rigs in the United States and Canada. Principal competitors in the ERW product in Western Canada are IPSCO and Prudential Steel Ltd. located in Calgary, Alberta, a wholly owned subsidiary of Maverick Tube Corporation.

          Structural Tubing.   The Company’s primary competitors in the structural tubing market are Maruichi America Corporation, and Vest Industries both located in the Los Angeles, California vicinity.  Other competitors are located in the Midwest and Western United States as well as importers from Asia.

RMSM Division

          Rail.  The majority of current rail requirements in the United States are replacement rails for existing rail lines.  Imports have been a significant factor in the domestic rail market in recent years.  The Company’s capital expenditure program at the Pueblo Mill provided the rail production facilities with continuous cast steel capability and in-line head-hardening rail capabilities necessary to compete with other producers.  Mittal is the only other qualified domestic rail producer at this time.

          Rod and Bar.  The competition in bar products includes a group of minimills that have a geographical location close to the markets in or around the Rocky Mountains.  The Company’s market for wire rod ranges from the Midwest to the West Coast.  Domestic rod competitors include Gerdau Ameristeel Corporation, Cascade Steel Rolling Mills, and Keystone Steel and Wire for commodity grades and Mittal, Ivaco Rolling Mills, and Gerdau Ameristeel Corporation for high carbon rod products.

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

Environmental Matters

          The Company is subject to extensive environmental laws and regulations by foreign, federal, state and local governmental agencies.  Environmental concerns include, among other things, wastewater, stormwater, air emissions, toxic use reduction and hazardous materials disposal.  Like other similar steel mills in the industry, the Pueblo Mill generates, and the Portland Mill has, in the past, generated hazardous waste from the melting operation of the electric arc furnaces, primarily dust containing heavy metals.  This dust, which constitutes the largest waste stream generated at these facilities, must be managed in accordance with applicable laws and regulations.

          The Clean Air Act Amendments (“CAA”) of 1990 imposed responsibilities on many industrial sources of air emissions, including the Company’s plants.  In addition, the monitoring and reporting requirements of the law subject all companies with significant air emissions to increased regulatory scrutiny.  The Company submitted applications in 1995 to the Oregon Department of Environmental Quality (“DEQ”) and the Colorado Department of Public Health and Environment (“CDPHE”) for permits under Title V of the CAA for the Portland and Pueblo mills, respectively.  A Title V permit was issued for the Portland Mill and related operations in December 2000 and modified in April 2002 and again in January 2006 in relation to the construction in progress of the Spiral Weld Mill.  See Note 16 to the Company’s Consolidated Financial Statements, “Contingencies,” for a description of CAA compliance issues relating to the Pueblo Mill.  The Company does not know the ultimate cost of compliance with the CAA, which will depend on a number of site-specific factors.  Regardless of the outcome of the environmental matters discussed in Note 16 to the Company’s Consolidated Financial Statements, the Company anticipates that it will be required to incur additional expenses and make additional capital expenditures as a result of the CAA and future laws regulating air emissions.

          The Company’s future expenditures for installation of, and improvements to, environmental control facilities, remediation of environmental conditions, penalties for violations of environmental laws, and other similar matters are difficult to predict accurately.  It is likely that the Company will be subject to increasingly stringent environmental standards, including those relating to air emissions, waste water and stormwater discharge and hazardous materials use, storage, handling and disposal.  It is also likely that the Company will be required to make potentially significant expenditures relating to environmental matters, including environmental remediation, on an ongoing basis.  Although the Company has established reserves for certain environmental matters, including those described in Note 16 to the Company’s Consolidated Financial Statements, additional measures may be required by environmental authorities or as a result of additional environmental hazards, identified by such authorities, the Company or others, each necessitating further expenditure.  Accordingly, the costs of environmental matters may exceed the amounts reserved.  Expenditures of the nature described in Note 16 to the Company’s Consolidated Financial Statements or liabilities resulting from hazardous substances located on the Company’s currently or previously owned properties or used or generated in the conduct of the Company’s business, or resulting from circumstances, actions, proceedings or claims relating to environmental matters, may have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

          See Note 16 to the Company’s Consolidated Financial Statements, “Contingencies,” for a discussion of specific environmental matters.

Employees

          As of December 31, 2005, the Company had approximately 1,680 full-time active employees. The Oregon Steel Division employs approximately 800 employees including corporate employees.  None of the employees of the Portland Mill, CST, and the corporate headquarters are represented by a union. Approximately 250 employees at the Camrose Pipe Mill are members of the Canadian Autoworkers Union (“CAW”) and are working under the terms of a collective bargaining agreement that expired in January 2006.  The Company and the CAW are currently negotiating the terms of a new bargaining agreement.  The RMSM Division employs approximately 880 employees, approximately 670 of which work under collective bargaining agreements with several unions, including the United Steelworkers of America (“Union”).  The Company and the Union have entered into new labor agreements in September 2004 that expire in 2009. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Labor Dispute Settlement Charges”. The Colorado and Wyoming Railway Company labor agreements expire in March 2006 and May 2007.

          The Company has domestic profit participation plans under which it distributes quarterly to eligible employees 5% of its operating income after adjustments for certain non-operating items.  The Company also distributes quarterly to eligible Camrose Pipe Mill employees profit participation based on a sliding scale of annualized profits.  Under both plans, each eligible employee receives a share of the distribution based upon the employee’s base compensation in relation to the total base compensation of all eligible employees of the operating unit.  In addition, the Company offers an annual incentive plan to approximately 60 senior managers and officers based upon certain financial and operational performance criteria established for that year.  The Company may modify, amend or terminate the plans, at any time, subject to the terms of various labor agreements.

Investor Relations

          The Company’s annual report on Form 10-K and quarterly reports on Form 10-Q, and amendments to those reports, are accessible free of charge through the Company’s website, www.oregonsteel.com, as soon as reasonably practicable after these reports are filed electronically with the Securities and Exchange Commission (SEC). Current reports on Form 8-K are available by hyperlink from the Company’s website.   The SEC also maintains electronic versions of the Company’s reports on its website, www.sec.gov.

ITEM 1A.	RISK FACTORS

          In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business.  The Company’s business, financial condition or results of operations could be materially adversely affected by any of these risks.  Please note that additional risks not presently known to the Company or that the Company currently deems immaterial may also impair its business and operations.

The steel industry is cyclical, and has experienced periods of weak demand for products, excess capacity and low prices.  If those conditions return the Company could be required to reduce prices for its products and profitability could be adversely impacted.

          Downturns in the industry have caused steel companies to file for bankruptcy, including some that are substantially larger than the Company. High fixed costs motivate steel producers to maintain high output levels even in the face of falling prices, thereby increasing further downward pressures on selling prices.  Increased demand for steel products in Asia, a weak United States dollar, high ocean freight cost, improving conditions in the manufacturing economy, and reduced United States steel production capacity have significantly reduced worldwide oversupply and excess capacity. As a result, the Company, and the domestic steel industry in general, have recently seen significant increases in the selling prices of steel products which peaked in the fourth quarter of 2004.  However, if the domestic steel industry again experiences reduced demand, overcapacity and reduced selling prices for steel products, the Company’s ability to realize its target profit margins will be impaired and its results of operations could be materially and adversely affected.

Increased levels of imports could have an adverse effect on the Company’s business.

          Foreign competition historically has adversely affected product prices in the United States and the tonnage sold by domestic steel producers. Fluctuations in the value of the United States dollar against several other currencies substantially affect the intensity of foreign competition. Foreign governments control or subsidize many foreign steel producers. Decisions by these producers concerning production and exports may be influenced, in part, by political and social policy considerations as well as by prevailing market conditions and profit opportunities. Economic and currency dislocations in foreign markets may encourage importers to target the United States with excess capacity at aggressive prices. Moreover, existing trade laws and regulations may be inadequate to prevent unfair trade practices concerning these imports that could pose increasing problems for the Company and the rest of the domestic steel industry. Any such competition may have an adverse effect on the Company’s production, sales, operating margins, and profitability.

The inputs used in production are subject to price fluctuations that could increase the costs of production and adversely affect the Company’s profitability.

          The purchase prices for scrap and alternate metallics used at the Company’s RMSM Division are affected by cyclical, seasonal, and other market factors. Prices also fluctuate on the basis of factors affecting supply, such as demand from domestic and foreign steel producers, periodic shortages, freight costs, speculation by brokers, export markets, and other conditions. Most of these factors are beyond the Company’s control. The cost of scrap and alternate metallics can vary significantly, and finished product prices often cannot be adjusted, especially in the short-term, to recover those increased costs.

          In addition to scrap and alternate metallics, the Company purchases steel slabs on the open market for its Portland Mill.  Purchased slabs are expected to represent 100% of the production needs for plate and coiled plate in the foreseeable future. Even though the Company has established procurement relationships with certain vendors, it does not have any long-term steel slab supply agreements. The steel slab market and pricing are subject to significant volatility, and steel slabs may not be available at reasonable prices in the future or at the times and in the quantities needed to satisfy the Company’s customers. In addition, any significant increases in the price of steel slabs that cannot be passed along through higher priced finished products to the Company’s customers could have a materially adverse affect on the Company’s gross margins and operating results.

          In addition, an increase in specific utility rates, such as natural gas or electricity, or other service costs could have an adverse effect on the Company’s margins if those costs cannot be passed along to the Company’s customers.

Supply limitations or delays, including those resulting from trade tariffs or quotas or port closures, would constrain the Company’s production and could materially and adversely affect its sales and profitability.

          The Company purchases steel slabs from a number of foreign producers.  Any interruption or reduction in the supply of steel slabs may make it difficult or impossible to satisfy customers’ delivery requirements, which could have a material adverse effect on the Company’s results of operations. Steel slabs are purchased from a number of foreign producers. Most of the steel slabs purchased are delivered by ship. Any disruption to port operations, including those caused by a labor dispute or terrorism, could materially impact the supply or the cost of steel slabs, which could have a material adverse effect on the Company’s production, sales levels, and profitability.

          In addition, the imposition of tariffs pursuant to trade laws and regulations can have an adverse impact on the Company’s business by placing tariffs and tariff-rate quotas on the import of steel slabs and raising the prices of steel slabs used in production. Future impositions of tariffs or quotas could limit access to steel slabs at reasonable cost, or at all, and could consequently have a material adverse effect on the Company’s production, sales levels, operating margins, and profitability.

The Company services cyclical industries and generally does not have long-term contracts with its customers, and therefore any downturn in these industries could reduce revenue and profitability.

          The Company sells products within cyclical industries, such as the rail transportation, construction, capital equipment, oil and gas, and durable goods segments. The demand for these products can change as a result of economic conditions, energy prices or other factors beyond the Company’s control. As a result of the volatile industries, the Company may have difficulty increasing or maintaining sales and profitability if it is not able to divert product to customers in other industries during these periods of decline.

          The Company does not have significant ongoing contracts with customers, and orders taken are generally cancelable by the customer prior to production.

The Company’s substantial amount of debt could materially and adversely affect its financial health in a number of ways, including limiting its ability to obtain additional financing and reducing its ability to use cash flow for purposes other than debt payments, and prevent the Company from fulfilling its obligations under the outstanding debt.

          The Company’s debt is secured by the Company’s assets including the assets of its subsidiaries.  The Company’s debt could have the following adverse consequences:

•	make it more difficult to satisfy the obligations for the outstanding debt;
•	increase vulnerability to adverse economic and industry conditions or a downturn in business;
•	limit the ability to obtain additional financing;
•

require a substantial portion of cash flows from operations to be used for debt payments rather than to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes;

•	limit the Company’s ability to plan for, or react to, changes in its business and industry; and
•	place the Company at a disadvantage with competitors with less debt or greater resources.

          If the Company is unable to satisfy its debt obligations, it could result in all of the debt becoming immediately due and payable and could permit the lenders to foreclose on the assets securing the debt.

The Company may not be able to generate sufficient cash flow to service its debt which could prevent the Company from fulfilling its obligations under its outstanding debt.

          The Company may not be able to generate sufficient cash flow to service its debt, to repay its debt when due or to meet unanticipated capital needs. The Company plans to service interest payments on its debt with cash from operations. The Company’s cash from operations, however, may not be sufficient to repay the principal amount on the outstanding debt when it becomes due.

          The Company’s ability to generate sufficient cash flow to satisfy its obligations will depend on its future performance, which is subject to many economic, political, competitive, regulatory, and other factors that are beyond the Company’s control. In addition, the Company faces potential costs and liabilities associated with environmental compliance and remediation issues. If cash from operations is not sufficient to satisfy the Company’s obligations, it may need to seek additional financing in the debt or equity markets, refinance the debt, sell selected assets or reduce or delay planned activities and capital expenditures. Any such financing, refinancing or sale of assets might not be available on economically favorable terms, if at all. If the Company cannot meet its debt service requirements an event of default would occur under the debt instruments. This could result in all of the Company’s debt becoming immediately due and payable and could permit the Company’s lenders to foreclose on its assets, or the assets of its subsidiaries securing the debt.

The Company’s pension plans are currently underfunded and are at risk of becoming more underfunded due to changes in interest rates or due to the performance of pension plan assets that are invested in capital markets.

          All of the Company’s pension plans are currently underfunded, and under Generally Accepted Accounting Principles, the Company is required to record a liability to reflect the total underfunded accumulated benefit obligation (ABO) on its balance sheets.  The amount of underfunded ABO is dependent on changes in interest rates, investment performance (as compared to the long-term expected rate of return on plan assets, which is dependent on the investment strategy) and the level of Company contributions.  Changes in any of these factors could cause a dramatic change in the amount of liability, as well as the total pension expense recorded in the Company’s Consolidated Financial Statements.  Factors that can affect the amount of cash funding requirements include future asset performance, the level of interest rates used to measure minimum funding levels, union negotiated changes and future government regulation.  Minimum funding requirements could have a materially adverse effect on the Company’s cash flows.

The Company faces significant competition in its principal markets, and increased competition could reduce gross margins and net income.

          The principal markets served are highly competitive. Steel manufacturers compete primarily on the basis of product quality, price, and responsiveness to customer needs. Many of the Company’s competitors are larger and have substantial capital resources. Consolidation within the industry has increased the size of some of the competitors. Increased competition, especially combined with excess production capacity in some products, could force the Company to lower its prices, reducing gross margins and net income.

Unplanned repairs, equipment outages, and delays in capital expansion projects could interrupt production and reduce income or cash flow.

          The Company’s operations depend upon critical pieces of equipment that are occasionally out of service for routine scheduled maintenance, equipment failures, or due to unforeseen delays in capital expansion. Any unplanned unavailability of critical equipment or delays in capital expansion projects would interrupt the Company’s production capabilities and reduce sales and profitability. Although failures in significant equipment are uncommon, there could be material shutdowns in the future.

The resolution of pending environmental actions and the costs of compliance with environmental orders and regulations may materially and adversely affect the Company’s competitiveness and profitability.

          The Company is subject to extensive foreign, federal, state, and local environmental laws and regulations concerning, among other things, wastewater, stormwater, air emissions, toxic use reduction and hazardous materials storage, handling, and disposal. Like other similar steel mills in the industry, the Pueblo Mill generates hazardous waste from the melting operation of its electric arc furnace, primarily dust containing heavy metals. Environmental standards are becoming increasingly stringent, including those relating to air emissions, waste water and stormwater discharge and hazardous materials use, storage, handling, and disposal, and the Company will likely be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. Although reserves for environmental remediation have been established, the cost of remedial measures that might eventually be required by environmental authorities may exceed those reserves. Furthermore, additional environmental claims which are in excess of the current reserves or not reserved for at all, might be asserted by environmental authorities or private parties. The Company’s insurance policies surrounding the Portland Mill’s environmental matters may not provide sufficient coverage for all remediation costs which are currently not known as they continue to be dependent on several ongoing investigations.   The Company may also be subject to legal proceedings brought by private parties or governmental agencies with respect to environmental matters, which could have a material adverse effect on the Company’s business.   See Note 16 to the Company’s Consolidated Financial Statements, “Contingencies,” for a description of the current environmental matters.

A portion of the Company’s workforce is unionized; any labor disruptions, work stoppages or significant negotiated wage increases could reduce sales or increase costs, and accordingly could have an adverse effect on the Company’s business.

          The Company’s unionized employees consist primarily of hourly production workers. Most of the employees at the Pueblo Mill and the Camrose Pipe Mill belong to unions, and those mills negotiate collective bargaining agreements with these unions. Any failure to reach agreement on new labor agreements when required might result in a work stoppage that could, depending upon the operations affected and the length of the work stoppage, have a material adverse effect on the Company’s operations.  In addition, a contract may be renegotiated with significant increases in wages or other adverse economic terms, which would increase costs and reduce profitability. The Company and the CAW are currently negotiating the terms of a new bargaining agreement for the Camrose Pipe Mill employees.  There has not been a work stoppage related to the expired agreement.  See “Item 1. Business – Employees,” for further discussion of existing labor contracts.  As part of the 2004 settlement with the Union, the Company does not get involved, directly or indirectly, in any matter that involves the unionization of employees at the Portland Mill or CST.

The Company offers stock compensation to certain employees and non-employee directors which can vary based on the Company’s operating performance, as well as market related factors which are outside the Company’s control.  In addition, a portion of the expense associated with the awards varies based on the price of the Company’s common stock, which may fluctuate substantially.

          Part of the compensation offered to certain executives, key employees, and non-employee directors is share-based in its nature.  The Company has granted, and in the future expects to continue to grant, performance based awards under its 2005 Long-Term Incentive Plan.  The performance awards are based on the Company’s performance against (1) the total shareholder return as compared to a pre-determined peer group, and (2) the three-year average earnings before interest, taxes, depreciation and amortization per ton shipped.  One half of the total performance awards are earned based on each category, and awards are paid 60% in cash and 40% in the Company’s common stock.  Generally Accepted Accounting Principles dictate that the accounting for these awards is based on fair value principles beginning on January 1, 2006.  The Company may be subject to variable levels of expense related primarily to the cash settled portion of the awards based on varying levels of performance, as well as for fluctuations in the Company’s stock price as a portion of these awards are “marked to market” periodically over the three-year service period.

          The market price of the Company’s common stock is likely to be highly volatile and may fluctuate substantially due to many factors including:

•	actual or anticipated fluctuations in the results of operations;
•	variances in financial performance from the expected market analysis;
•	conditions and trends in the end markets served and changes in the estimation of the size and growth rate of these markets;
•	announcements of significant contracts by the Company or its competitors;
•	loss of one or more significant customers;
•	legislation;
•	changes in market valuation or earnings of competitors;
•	trading volume of the Company’s common stock; and
•	general economic conditions.

          In addition, the stock market in general, and the New York Stock Exchange and the market for steel companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected.  These broad market and industry factors may materially impact the market price of the Company’s common stock, regardless of the Company’s operating performance.

Senior management may be difficult to replace if they leave.

          The Company’s operations and prospects depend in large part on the performance of the Company’s senior management team, including its chief executive officer and president, chief financial officer and the other members of the senior management team. The loss of the services of one or more of these members or the inability to attract, retain and maintain additional or replacement senior management personnel could harm the Company’s business, financial condition, results of operations and future prospects.  The Company does not have key man insurance on any of its executives.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Oregon Steel Division

          The Portland Mill is located on approximately 143 acres owned by the Company in the Rivergate Industrial Park in Portland, Oregon, near the confluence of the Columbia and Willamette rivers. The operating facilities principally consist of a melt shop which includes an electric arc furnace, ladle metallurgy station, vacuum degasser, steel slab casting equipment and the Combination Mill, as well as an administrative office building.  In May 2003, the Company shut down its Portland Mill melt shop but continues to maintain the melt shop in operating condition.  The Company’s heat-treating facilities are located nearby on a 5-acre site owned by the Company.  In 2005, the Company began construction of a new spiral weld DSAW pipe mill.  The Spiral Weld Mill is expected to be completed in July of 2006 and will reside on existing property at the Portland Mill.

          In 2004, the Company announced the permanent closure of the Napa Mill.  In December 2005, the Company sold the Napa real estate which consisted of approximately 152 acres in Napa, California.   The Company also recorded an impairment charge for the carrying value of the pipe mill equipment that will not be used at its other operating units.

          The Camrose Pipe Mill is located on approximately 67 acres in Camrose, Alberta, Canada, with the large diameter line pipe mill and the ERW pipe mill occupying approximately four acres and three acres, respectively.  In addition, there is a 3,600 square foot office building on the site.  The sales staff leases office space in Calgary, Alberta, Canada.  The property, plant and equipment of the Camrose Pipe Mill, and certain other assets, are collateral for the Camrose (CDN) $15 million revolving credit facility (see Note 7 to the Company’s Consolidated Financial Statements, “Debt, Financing Arrangements and Liquidity”).

          In 2005, the Company purchased the real estate occupied by its Columbia Structural Tubing operation.  The real estate was formerly occupied under a sublease by the Company.  The real estate consists of 25 acres of land in the Rivergate Industrial Park in Portland, Oregon and a 175,000 square foot manufacturing/warehouse structure.  The structure houses leased equipment consisting of a slitting line, a structural tubing mill and a proprietary in-line coating system.

          In 2004, the Company entered into a 10-year loan agreement to purchase a 50% interest in a warehouse.  The warehouse resides near the Portland Mill.  Both the Portland Mill and CST use a portion of the warehouse for storage.  The warehouse resides on approximately 25 acres in the Rivergate Industrial Park and includes total warehouse area of approximately 234,000 square feet and office area of approximately 11,600 square feet.

RMSM Division

          The Pueblo Mill is located in Pueblo, Colorado on approximately 570 acres.  The operating facilities principally consist of an electric arc furnace, a ladle refining furnace and vacuum degassing system, a 6-strand continuous round caster for producing semi-finished steel, and three finishing mills (a rail mill, a seamless pipe mill, and a rod and bar mill). Operations at the seamless pipe mill were suspended from November 2003 until December 2005.  In December 2005, the Company reopened the seamless mill, with shipments beginning in January 2006.

          At December 31, 2005, the Company had the following practical capacities, which are affected by product mix:

		Annual Production Capacity	Production In 2005

		(Tons)
Portland Mill:	Melting (1)	840,000	—
	Finishing	1,000,000	709,000
Spiral Weld Mill(2):	Steel Pipe	170,000	—
Camrose Pipe Mill:	Steel Pipe	320,000	192,000
CST Structural Tubing Mill:	Steel Tubing	150,000	64,000
Pueblo Mill:	Melting	1,000,000	718,000
	Finishing Mills (3)	1,100,000	752,000

(1) In May 2003, the Company shut down its Portland Mill melt shop.
(2) The Company expects to complete the construction of the Spiral Weld Mill in July of 2006.
(3) Includes the production capacity of 150,000 tons of the seamless pipe mill. There was no production in 2005 at the seamless pipe mill.

          The Company’s 10% First Mortgage Notes due 2009 (“10% Notes”) are secured, in part, by a lien on substantially all of the property, plant and equipment of the Company, exclusive of the assets of the Camrose Pipe Mill and Oregon Feralloy Partners.  New CF&I and CF&I (collectively, the “Guarantors”) have pledged substantially all of their property, plant and equipment and certain other assets as security for their guarantees of the 10% Notes (see Note 7 to the Company’s Consolidated Financial Statements, “Debt, Financing Arrangements and Liquidity” ).

ITEM 3.	LEGAL PROCEEDINGS

          See Note 16 to the Company’s Consolidated Financial Statements, “Contingencies,” for discussion of the environmental issues at the Portland Mill and RMSM.

          See Note 17 to the Company’s Consolidated Financial Statements, “Labor Matters,” for discussion of the settlement of the labor dispute at RMSM.

          The Company is a party to various other claims, disputes, legal actions and other proceedings involving contracts, employment, and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

          The Company maintains insurance against various risks, including certain types of tort liability arising from the sale of its products.  The Company does not maintain insurance against liability arising out of waste disposal or on-site remediation of environmental contamination because of the high cost of that coverage.  In addition, the Company’s per claim deductible for workers’ compensation claims is $2 million due to the high cost of maintaining that insurance with a lower deductible.  There is no assurance that the insurance coverage carried by the Company will be available in the future at reasonable rates, if at all.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were voted upon during the fourth quarter of the year ended December 31, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

          Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders or until their successors are appointed.

          The name of each executive officer of the Company, age as of February 1, 2006 and position(s) and office(s) held by each executive officer are as follows:

Name	Age	Position(s)	Date Assumed Present Position(s)

James E. Declusin	63	President and	August 2003
		Chief Executive Officer

L. Ray Adams	55	Vice President – Finance and	April 1991
		Chief Financial Officer

Robert A. Simon	44	Vice President and	September 2000
		General Manager – RMSM Division

Jennifer R. Murray	49	Vice President – Administration	August 2001
		and Secretary

Robin A. Gantt	34	Corporate Controller	July 2005

Jeff S. Stewart	44	Treasurer	July 2005

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

          The Company’s common stock is traded on the New York Stock Exchange.  At February 17, 2006, the number of common stockholders of record was 822.  See Part II, Item 8, “Financial Statements and Supplementary Data – Quarterly Financial Data,” for information on quarterly dividends and common stock prices.

          The Indenture under which the Company’s 10% Notes were issued contains potential restrictions on new indebtedness and various types of disbursements, including common stock dividends.  One of the restrictions on cash dividends is based on the cumulative amount of the Company’s consolidated net income, as defined.  The Company has not paid dividends in recent history, and at this time does not intend to pay dividends in 2006.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except tonnage, per ton and per share amounts)
Income Statement Data:
Sales (1)	$1,257,973	$1,184,523	$723,297	$904,950	$780,887
Cost of sales (2)	1,004,177	920,807	723,285	786,601	695,185
Settlement of litigation	—	—	—	—	(3,391)
Fixed asset impairment charges	13,704	—	26,783	—	—
Labor dispute settlement charges	(665)	45,352	31,089	—	—
Selling, general and administrative expenses	63,001	62,909	50,477	59,700	64,300
Loss (gain) on sale of assets (3)	(24,166)	637	(1,835)	(1,283)	(10)

Operating income (loss)	201,922	154,818	(106,502)	59,932	24,803
Interest expense, net	(31,733)	(33,975)	(33,620)	(36,254)	(35,595)
Minority interests	(5,641)	(5,736)	6,108	(3,036)	(339)
Other income, net	5,977	3,620	1,448	961	3,044

Income (loss) before tax	170,525	118,727	(132,566)	21,603	(8,087)
Income tax benefit (expense) (4)	(60,530)	(2,072)	6,617	(9,244)	2,159

Net income (loss) before cumulative effect of change in accounting principle	109,995	116,655	(125,949)	12,359	(5,928)
Cumulative effect of change in accounting principle, net of tax and minority interest	—	—	—	(17,967)	—

Net income (loss)	$109,995	$116,655	$(125,949)	$(5,608)	$(5,928)

Common Stock Information:
Basic earnings (loss) per share	$3.10	$4.07	$(4.77)	$(0.21)	$(0.22)
Diluted earnings (loss) per share	$3.08	$4.03	$(4.77)	$(0.21)	$(0.22)
Cash dividends declared per share	$—	$—	$—	$—	$—
Weighted average common shares and common equivalents outstanding:
Basic	35,511	28,665	26,392	26,388	26,378
Diluted	35,719	28,917	26,392	26,621	26,378
Balance Sheet Data (at December 31):
Net working capital	$468,386	$389,061	$126,727	$171,521	$62,145
Total assets	1,175,880	1,029,701	766,142	844,320	869,576
Current liabilities	167,634	145,046	133,997	118,899	196,924
Long-term debt	308,337	313,699	301,832	301,428	233,542
Total stockholders’ equity	552,400	438,508	187,252	306,990	318,586
Other Data:
Depreciation and amortization	$39,685	$39,751	$40,809	$45,868	$46,097
Capital expenditures	$80,436	$23,805	$19,754	$18,246	$12,933
Total tonnage sold:
Oregon Steel Division	738,400	871,000	740,700	947,000	829,700
RMSM Division	747,900	853,800	894,100	836,500	780,900

Total tonnage sold	1,486,300	1,724,800	1,634,800	1,783,500	1,610,600

(1)          Includes freight revenues of $38.9 million, $40.5 million, $38.9 million, $54.5 million and $54.8 million in 2005, 2004, 2003, 2002, and 2001, respectively, and sale of electricity of $19.1 million in 2001.  During 2001, the Portland Mill was the beneficiary of a committed power supply contract with a local utility company. Under the contract the utility guaranteed to supply an amount of electricity to the mill at a fixed rate. During the west coast electricity shortage in 2001, the Company agreed not to use a daily determined portion of the guaranteed supply and was compensated by the local utility at a daily-determined rate per megawatt/hour. The revenue from this was included in operating income because the Company made an operational choice to not use power in return for compensation rather than to produce product. There was no direct cost of sales associated with this transaction and, accordingly, the net revenue (compensation in excess of contracted price) fully impacted operating income for the period.

(2) Includes a charge for the write-down of stores and operating supplies dedicated to impaired assets of $1.5 million and $9.3 million in 2005 and 2003, respectively.

(3) Includes a gain of $26.3 million realized in 2005 for the sale of real estate associated with the Napa Mill.

(4) In 2004, the Company’s effective tax rate was reduced by the reduction of previously established valuation allowances on deferred tax assets of $45.4 million.

Certain reclassifications have been made in prior years to conform with current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          The following information contains forward-looking statements, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements made in this report that are not statements of historical fact are forward-looking statements that are based on current expectations about the Company’s business, and the assumptions underlying these forward-looking statements.  Forward-looking statements made in this report can be identified by forward-looking words such as, but not limited to, “expect,” “anticipate,” “believe,” “intend,” “plan,” “seek,” “forecast,” “estimate,” “continue,” “may,” “will,” “would,” “could,” “likely,” and similar expressions.  These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected.  Factors that could cause these differences include, but are not limited to those set forth under “Item 1A. – Risk Factors.”

          Caution should be taken not to place undue reliance on the Company’s forward-looking statements, which represent the Company’s views only as of the date this report is filed. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Overview

          The consolidated financial statements include all wholly owned and those majority owned subsidiaries over which the Company exerts management control. Non-controlled subsidiaries and affiliates are accounted for using the equity method. Material wholly owned and majority owned subsidiaries of the Company are wholly owned Camrose Pipe Corporation (“CPC”), which does business as Columbia Structural Tubing (“CST”) and holds a 100 percent interest in Camrose Pipe Company (“Camrose”), a 60 percent interest in Oregon Feralloy Partners (“OFP”) and 90 percent owned New CF&I, Inc. (“New CF&I”), which owns a 95.2 percent interest in CF&I Steel, L.P. (“CF&I”).  The Company also directly owns an additional 4.3 percent interest in CF&I.  In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills (“RMSM”). New CF&I owns a 100 percent interest in the Colorado and Wyoming Railway Company.  All significant inter-company balances and transactions have been eliminated.

          The Company currently has two aggregated operating divisions known as the Oregon Steel Division and the RMSM Division. The Oregon Steel Division is centered at the steel plate mill in Portland, Oregon (“Portland Mill”), which in addition to sales to third parties, supplies steel plate and coiled plate to the Company’s structural tubing and welded pipe finishing facilities. The Oregon Steel Division’s steel pipe mill in Napa, California (“Napa Mill”) is a large diameter steel line pipe mill and fabrication facility.  This asset has not been used in the Company’s operations subsequent to the Company’s decision to permanently close the mill in 2004, and in December 2005 the Company sold the related real estate.  See Note 21 to the Company’s Consolidated Financial Statements, “Assets Held for Sale,” for further discussion.  In addition, the Company determined the carrying value of the pipe mill equipment to be impaired.  See Note 18 to the Company’s Consolidated Financial Statements, “Asset Impairments,” for further discussion.  The Oregon Steel Division also produces large diameter line pipe and electric resistance welded (“ERW”) line pipe and casing at the Camrose Pipe Mill.  In October 2003, the Oregon Steel Division began production of structural tubing at its CST facility.  The Company is in the process of constructing a new spiral weld double submerged arc weld (“DSAW”) pipe mill (“Spiral Weld Mill”) for the production of large diameter line pipe.  Construction is expected to be completed in July of 2006.  The RMSM Division consists of steelmaking and finishing facilities which produce rail, rod and bar and seamless pipe products.  All manufacturing, as well as certain related operations, of the RMSM Division are located in Pueblo, Colorado.

          The Company’s operating results were positively affected in 2005 by higher overall average selling prices for the Company’s products.  The higher average selling price was attributed to continued strong demand for most of the Company’s products and a product mix more heavily weighted toward higher priced products.  Operating income in 2005 was negatively impacted as compared to 2004 by lower overall shipment volume, higher raw material and energy costs and costs associated with the downtime related to the furnace upgrade at the Company’s RMSM Division.  The reduction in shipment volumes as compared to 2004 was primarily attributed to inventory management efforts by the Company’s plate and rod and bar customers, the permanent closure of the Napa Mill for which there were no 2005 shipments and downtime at the Camrose Pipe Mill to improve its production capability.  In addition, the Company estimates the furnace upgrade at the RMSM Division reduced cast steel and finished steel production by approximately 130,000 tons and 40,000 tons, respectively, during the fourth quarter of 2005.  In 2005, the Company completed the installation of the new furnace at its RMSM Division and approximately $6.0 million of expense was incurred, in addition to capitalized amounts, for costs during the downtime for which there was no associated future value.  In 2005, the Company also recorded an impairment charge of $15.2 million associated with the Napa Mill equipment (includes dedicated stores of $1.5 million which are classified as cost of sales) and a gain of $26.3 million on the sale of the Napa Mill real estate.

           The Company expects to ship approximately 1.75 million tons of products in 2006 and generate approximately $1.48 billion in sales.  This compares to approximately 1.5 million tons of shipments and $1.26 billion in sales for 2005.  In the Oregon Steel Division, the product mix is expected to consist of approximately 540,000 tons of plate and coiled plate, 320,000 tons of welded pipe and 80,000 tons of structural tubing.  The Company’s RMSM Division expects to ship approximately 400,000 tons of rails, 335,000 tons of rod and bar products and 80,000 tons of seamless pipe.

          With the restarting of the seamless mill at the RMSM Division, the improvements in the large diameter pipe mill at the Camrose Pipe Mill and the expected completion in July of 2006 of the Spiral Weld Pipe Mill being constructed in Portland, Oregon, the Company will have over 700,000 tons of capacity dedicated to the tubular energy markets. The investments being made in these product lines should enable the Company to offer more value-added specialty products that will compliment the Company’s current offerings of energy related products as well as the Company’s specialty plate, rail and rod and bar products. As a result of current energy prices, the Company anticipates that the high level of exploration and production activity for oil and gas will continue into the foreseeable future and should result in increased demand for all of the Company’s energy related products.

          In the first quarter of 2006, shipments to customers are expected to be approximately 400,000 tons compared to 346,000 tons in the first quarter of 2005.  The product mix for the Oregon Steel Division is expected to consist of approximately 143,000 tons of plate and coil, 57,000 tons of welded pipe and 18,000 tons of structural tubing.  The Company’s RMSM Division expects to ship approximately 95,000 tons of rails, 75,000 tons of rod and bar products and 12,000 tons of seamless pipe.  During the first quarter of 2006, the Company expects its Portland Mill will ship approximately 42,000 tons of plate and coil to affiliates.

          On February 28, 2006, the Company was awarded a contract to supply large diameter line pipe for the Rockies Express Pipeline LLC Project (“REX”), a new 1,350-mile natural gas pipeline which originates near Cheyenne, Wyoming and extends into eastern Ohio (“Project”). Construction of the pipeline is anticipated to begin in May of 2007. The contract is for approximately 510,000 tons of 42 inch X-80 grade large diameter pipe. The Company is expected to begin production of the pipe for the Project beginning in the fourth quarter of 2006. In addition to the firm order, REX also has an option, through March 14, 2006, to purchase an additional, 350,000 tons of large diameter line pipe from the Company. With the receipt of this order the Company expects that its large diameter pipe mills, as currently configured, will be near their rated capacities into the fourth quarter of 2007.

Operations

          The following table sets forth, for the periods indicated, the percentage of sales represented by selected income statement items and information regarding selected balance sheet data.

	Year Ended December 31,

	2005	2004	2003

Income Statement Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	79.8	77.7	100.0
Fixed and other asset impairment charges	1.1	—	3.7
Labor dispute settlement charges	(0.1)	3.8	4.3
Selling, general and administrative expenses	5.0	5.3	7.0
Loss (gain) on sale of assets	(1.9)	0.1	(0.3)

Operating income (loss)	16.1	13.1	(14.7)
Interest expense, net	(2.5)	(2.9)	(4.6)
Minority interests	(0.4)	(0.5)	0.8
Other income, net	0.3	0.3	0.2

Income (loss) before income taxes	13.5	10.0	(18.3)
Income tax benefit (expense)	(4.8)	(0.2)	0.9

Net income (loss)	8.7%	9.8%	(17.4)%

Balance Sheet Data (at December 31):
Current ratio	3.8 : 1	3.7 : 1	1.9 : 1
Total debt as a percentage of capitalization (1)	36.2%	41.9%	61.8%
Net book value per share	$15.47	$12.41	$7.09

(1)  Calculation of debt as a percentage of capitalization is equal to total debt (short and long-term) divided by the sum of adjusted stockholders’ equity (total equity less net goodwill) and total debt.

Discussion and Analysis of Income

Comparison of 2005 to 2004
(In  thousands except tons, per ton, and percentages)

	Year Ended December 31,

	2005	2004	Change	% Change

Sales
Oregon Steel Division	$778,911	$696,866	$82,045	11.8%
RMSM Division	479,062	487,657	(8,595)	(1.8)%

Consolidated	$1,257,973	$1,184,523	$73,450	6.2%

Tons sold
Oregon Steel Division:
Plate and Coil	488,200	621,600	(133,400)	(21.5)%
Welded Pipe	184,900	194,000	(9,100)	(4.7)%
Structural Tubing	65,300	55,400	9,900	17.9%

Total Oregon Steel Division	738,400	871,000	(132,600)	(15.2)%

RMSM Division:
Rail	393,400	392,300	1,100	0.3%
Rod and Bar	354,500	458,200	(103,700)	(22.6)%
Seamless Pipe	—	3,300	(3,300)	(100.0)%

Total RMSM Division	747,900	853,800	(105,900)	(12.4)%

Consolidated	1,486,300	1,724,800	(238,500)	(13.8)%

Sales price per ton
Oregon Steel Division	$1,055	$800	$255	31.9%
RMSM Division	$641	$571	$70	12.3%
Consolidated	$846	$687	$159	23.1%

Sales

          The increase in sales and average sales price were primarily due to higher average selling prices for plate and coil, welded pipe, structural tubing and rail and a product mix more heavily weighted toward higher priced products.  The increase in average selling price was partially offset by decreased shipments.  The decrease in consolidated tonnage in 2005 is primarily due to decreased shipments of plate and coil, welded pipe and rod and bar products, partially offset by increased shipments of structural tubing.  Shipments of plate and coil and rod and bar products decreased as customers managed inventory levels for those products.  Shipments of welded pipe decreased primarily due to the closure of the Company’s Napa Mill, for which there were no shipments in 2005 and downtime at the Camrose Pipe Mill to improve its production capability. In addition, the Company estimates the furnace upgrade at the RMSM Division reduced cast steel and finished steel production by approximately 130,000 tons and 40,000 tons, respectively, during the fourth quarter of 2005.

Gross Profit

	2005	2004	Change	% Change

Gross Profit	$253,796	$263,716	$(9,920)	(3.8)%
Gross Profit Margin	20.2%	22.3%		(2.1)%

          The decrease in gross profit in 2005 compared to 2004 was primarily a result of lower production of plate and rod and bar products, increased costs for steel slabs at the Company’s Oregon Steel Division (up 32% from 2004) and increased energy costs.  In addition, the Company incurred approximately $6.0 million of expense for equipment outages related to the installation of the new electric arc furnace at the Pueblo Mill and $1.5 million for the write-off of stores and operating supplies dedicated to the impaired Napa Mill equipment.  These factors were partially offset by higher average sales prices and a product mix more heavily weighted toward higher priced products.

Selling, General and Administrative Expenses

	2005	2004	Change	% Change

Selling, General and Administrative	$63,001	$62,909	$92	0.1%

          Selling, general and administrative expenses were flat in the year ended December 31, 2005 as compared to the year ended December 31, 2004 due to offsetting changes in expense.  Incentive compensation increased $1.9 million for the year ended December 31, 2005, which was primarily attributed to the stock-based compensation expense recorded in connection with the Long-Term Incentive Plan (“LTIP”) which was adopted in 2005.  The Company formerly presented incentive compensation expense as a separate line item on its financial statements.  Incentive compensation for all periods is now classified as either cost of sales or selling, general and administrative expenses.  Also contributing to the change in selling, general and administrative expenses were increases in labor and internal handling costs.  These increases were nearly completely offset by reduced expense associated with the closure of the Napa Mill and the Company’s Back Pay Profit Sharing Obligation (“BPPSO”).  See Note 17 to the Company’s Consolidated Financial Statements, “Labor Matters,” for further discussion about the BPPSO.

Interest Expense, net

	2005	2004	Change	% Change

Interest Expense	$31,733	$33,975	$(2,242)	(6.6)%

          Interest expense decreased $2.2 million in the year ended December 31, 2005 as compared to the prior year.  The decrease was a result of an increase in capitalized interest in connection with the construction of the new Spiral Weld Mill and the new electric arc furnace installation at RMSM.  Substantially all of the Company’s gross interest expense is related to the 10% First Mortgage Notes due in 2009.

Other Income, net

	2005	2004	Change	% Change

Other Income	$5,977	$3,620	$2,357	65.1%

          Other income increased $2.4 million in the year ended December 31, 2005 as compared to the year ended December 31, 2004.  The increase was primarily a result of increased interest income which was attributed to the larger cash, cash equivalents and short-term investment holdings in 2005 as compared to 2004.  In addition, interest rates were higher in 2005 than 2004, which also improved the Company’s returns in 2005.

Income Tax Expense

	2005	2004	Change	% Change

Income Tax Expense	$60,530	$2,072	$58,458	>1,000%

          The effective income tax rate was 35.5% for the year ended December 31, 2005 as compared to 1.7% for the year ended December 31, 2004.  The effective income tax rate for 2005 varied from the combined state and federal statutory rate principally because the Company reversed a portion of the valuation allowance established in 2003 for certain state net operating loss carry-forwards and state tax credits.  SFAS No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded.  Based on this guidance, the Company reduced the valuation allowance by approximately $4.0 million for the year ended December 31, 2005 due to the consistent track record of earnings throughout the year, and an update of expected future earnings including the expected profitability from the restart of the seamless pipe mill in 2006.  The Company reduced the valuation allowance by $45.4 million for the year ended December 31, 2004 due to its assessment of earnings history and the expected future reversals of net cumulative deferred tax liabilities.  The Company will continue to evaluate the need for a valuation allowance in the future.  Changes in estimated future taxable income and other underlying factors may lead to future adjustments to the valuation allowances.  As of December 31, 2005, the Company maintained a valuation allowance of $4.0 million for State of Colorado net operating losses and credits.  The Company expects to have a more normalized tax rate of approximately 36.5% in 2006.

Comparison of 2004 to 2003
(In  thousands except tons, per ton, and percentages)

	Year Ended December 31,

	2004	2003	Change	% Change

Sales
Oregon Steel Division	$696,866	$367,365	$329,501	89.7%
RMSM Division	487,657	355,932	131,725	37.0%

Consolidated	$1,184,523	$723,297	$461,226	63.8%

Tons sold
Oregon Steel Division:
Plate and Coil	621,600	501,300	120,300	24.0%
Welded Pipe	194,000	237,800	(43,800)	(18.4)%
Structural Tubing	55,400	1,600	53,800	3,362.5%

Total Oregon Steel Division	871,000	740,700	130,300	17.6%

RMSM Division:
Rail	392,300	360,400	31,900	8.9%
Rod and Bar	458,200	482,400	(24,200)	(5.0)%
Seamless Pipe	3,300	51,300	(48,000)	(93.6)%

Total RMSM Division	853,800	894,100	(40,300)	(4.5)%

Consolidated	1,724,800	1,634,800	90,000	5.5%

Sales price per ton
Oregon Steel Division	$800	$496	$304	61.3%
RMSM Division	$571	$398	$173	43.5%
Consolidated	$687	$442	$245	55.4%

Sales

          The increase in consolidated tonnage shipments in 2004 is primarily due to increased shipments of plate and coil, structural tubing, and rail products partially offset by lower welded pipe, rod and bar and seamless pipe shipments. The increase in sales and average sales price were primarily due to higher average selling prices for plate, coil, welded pipe, rail and rod and bar products and the increased shipments noted above.  Increased shipments and selling prices are the result of a combination of factors including strong steel demand in Asia, a weak United States dollar and increased ocean freight costs, all of which made the United States market less attractive to foreign producers in 2004.

Gross Profit

	2004	2003	Change	% Change

Gross Profit	$263,716	$12	$263,704	>1,000%

          The increase in gross profit in 2004 compared to 2003 was primarily a result of higher average sales prices, and to a lesser extent, the increased sales volume, partially offset by higher steel slab and scrap costs and the inability to fully recover the increased cost of raw material for rail, and welded pipe products.  The cost of steel slab and scrap increased by 45.6% and 64.3%, respectively, in 2004 compared to 2003.  In addition, for the year ended December 31, 2003, the Company recorded a charge of $9.3 million for stores and operating supplies inventories associated with the asset impairments of the melt shop closure and shut down of the caster.  For further discussion, see Note 18 to the Company’s Consolidated Financial Statements, “Asset Impairments.”

Selling, General and Administrative Expenses

	2004	2003	Change	% Change

Selling, General and Administrative	$62,909	$50,477	$12,432	24.6%

          The increase in selling, general and administrative expenses in 2004 compared to 2003 was attributed to increased incentive compensation expense of $6.6 million due to improved operating income and the $6.8 million charge due to the ten-year profit participation obligation resulting from the labor dispute settlement between the Union and the Company.  See Note 17 to the Company’s Consolidated Financial Statements, “Labor Matters.”  This increase was partially offset by higher employee severance payments in 2003.

Interest Expense, net

	2004	2003	Change	% Change

Interest Expense, net	$33,975	$33,620	$355	1.1%

          Interest expense in 2004 and 2003 was effectively the same. Substantially all of the Company’s interest expense is related to the 10% First Mortgage Notes due in 2009.

Income Tax Expense (Benefit)

	2004	2003	Change	% Change

Income Tax Expense (Benefit)	$2,072	$(6,617)	$8,689	131.3%

          The effective income tax expense rate was 1.7% in 2004 as compared to an effective income tax benefit rate of 5.0% in 2003.  The effective income tax rate for 2004 varied from the combined state and federal statutory rate principally because the Company reversed a portion of the valuation allowance, established in 2003, for certain federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits.  SFAS No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded.  Based on this guidance, the Company reduced its valuation allowance in 2004 by $45.4 million because 2004 earnings reduced the uncertainty of realization identified in 2003.  The Company will continue to evaluate the need for valuation allowances in the future.  Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.  As of December 31, 2004 the only significant valuation allowance related to the State of Colorado net operating losses and credits.

Gain on Sale of Real Estate

          In December 2005, the Company sold the Napa Mill real estate with a carrying value of $13.8 million for $39.1 million, net of applicable selling costs.  Due to the terms of the sales agreement, the Company reversed the environmental reserve of $1.0 million associated with the property.  The Company recognized a gain on the sale of the Napa Mill real estate of $26.3 million, which was classified as a gain on disposal of assets within the Company’s consolidated statements of income.

Impairment Charges

          In July 2004, the Company idled its Napa Mill and in December 2004, the Company announced the permanent closure of the Napa Mill at which point it engaged with third parties to market the pipe mill equipment and real estate.   As discussed in Note 21 to the Company’s Consolidated Financial Statements, “Assets Held for Sale,” the real estate was sold in December 2005.   As a result of the sale of the real estate, at which point in time there was no prospective buyers for the equipment, as well as other factors, the Company recorded a pre-tax impairment charge to earnings of $13.7 million in 2005.  In addition, the Company recorded a charge to cost of sales of $1.5 million which related to the reduction of the dedicated stores and operating supplies to net realizable value.  The fair values of the equipment and the stores and operating supplies were based on quotes from third parties.

          In May 2003, the Company shut down its Portland Mill melt shop. The determination to close the melt shop was based on the Company’s ability to obtain steel slab through purchases from suppliers on the open market and the high energy and raw material costs and the yield losses associated with the inefficient casting technology in use at the Portland Mill.  The Company continues to maintain the melt shop in operating condition.

          In connection with the melt shop closure, the Company has determined the value of the related assets to be impaired.  Accordingly, in the second quarter of 2003, the Company recorded a pre-tax impairment charge to earnings of $18.6 million for the melt shop and other related assets. In addition, the Company recorded a charge to cost of sales for $8.4 million which pertained to the reduction of dedicated stores and operating supplies to net realizable value.  At December 31, 2005, the carrying value of the assets was approximately $1.3 million. The fair value of the impaired fixed assets was determined using the Company’s estimate of market prices for similar assets.  See Note 18 to the Company’s Consolidated Financial Statements, “Asset Impairments.”

          As discussed in Note 16 to the Company’s Consolidated Financial Statements, “Contingencies,” part of the settlement with the CDPHE and the EPA required CF&I to install a new electric arc furnace, replacing the two former furnaces with a combined melting and casting capacity of approximately 1.1 million tons through two continuous casters.  As the new single furnace operation would not have the capacity to support a two caster operation, CF&I determined that one caster and other related assets had no future service potential.  Accordingly, in the second quarter of 2003, the Company recorded a pre-tax impairment charge to earnings of $8.2 million for fixed assets and a charge to cost of sales for $0.9 million which pertained to the reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value following the impairment charge, the carrying value of the fixed assets was zero after the effect of the impairment charge.

Labor Dispute Settlement Charges

          On January 15, 2004, the Company announced a tentative agreement to settle the labor dispute between the United Steelworkers of America (“Union”) and CF&I that had been ongoing since October 1997 and on September 10, 2004 the settlement was finalized and became effective (“Settlement”).  The Settlement resulted in the dismissal of all court actions between CF&I and the Union relating to the labor dispute and environmental matters and the conditional withdrawal of charges by the United States National Labor Relations Board. The Settlement also included the ratification of new five-year collective bargaining agreements and called for the establishment of a trust.  On September 10, 2004, the Rocky Mountain Steel Mills – United Steelworkers of America Back Pay Trust (“Trust”) was established. As part of the tentative settlement the Company had originally planned to issue four million shares of the Company’s common stock to the Trust on behalf of CF&I.  On September 10, 2004, the parties agreed instead that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Company’s common stock in an underwritten stock offering.

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

CF&I Labor Dispute Settlement – Accounting

          The Company recorded charges of $31.1 million in 2003 related to the tentative Settlement obligation.  The charge consisted of (1) $23.2 million for the value of four million shares of the Company’s common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above.  As noted above, on September 10, 2004, the parties agreed that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Company’s common stock in an underwritten stock offering.  On September 29, 2004, the public offering price was established at $16.00 per share, and $64.0 million was paid to the Trust in the fourth quarter of 2004.  In 2004, the Company recorded a charge of $45.4 million related to the Settlement obligation consisting of (1) $40.8 million for the incremental change in value of the four million shares of the Company’s common stock, (2) $8.9 million in retirement benefits for the 200 employees who accepted the early retirement benefits, which were partially offset by (3) a reduction of $4.3 million of the existing LTD accrual.  At December 31, 2004, $1.1 million was accrued for LTD benefits.  In 2005, the Company recorded a reduction of $0.7 million to the LTD accrual, which was also classified as labor dispute settlement charges on the Company’s consolidated statement of operations.  Members of the bargaining unit who did not elect to early retire had until September 2005 to claim LTD benefits.  In 2005 the Company reduced the LTD accrual established in 2004 to the expected benefit obligation for specific beneficiaries identified in September 2005.  The Company expensed $2.8 million and $6.8 million during the years ended December 31, 2005 and 2004, respectively, for the BPPSO and related payroll taxes.  The BPPSO charges were classified as selling, general and administrative expenses.

Liquidity and Capital Resources

          At December 31, 2005, the Company’s liquidity, comprised of cash (excluding restricted cash and cash equivalents of $22.1 million), cash equivalents and short-term investments totaled approximately $156.2 million.  At December 31, 2004, the Company’s liquidity, comprised of cash, cash equivalents, short-term investments and funds available under its $65.0 million revolving credit facility ($45.1 million available) totaled approximately $182.3 million.  The Company terminated the $65.0 million revolving credit facility on March 29, 2005 and replaced it with a new credit facility that, as amended, provides for a maximum borrowing of $35.0 million for the sole purpose of issuing letters of credit.  See Note 7 to the Company’s Consolidated Financial Statements, “Debt, Financing Arrangements and Liquidity,” for further discussion.

          Net working capital at December 31, 2005 increased $79.3 million compared to December 31, 2004, reflecting a $101.9 million increase in current assets, partially offset by a $22.6 million increase in current liabilities.  The increase in current assets was primarily due to an increase in inventory of $66.5 million and an increase in cash, cash equivalents and short-term investments of $19.1 million and an increase in restricted cash and cash equivalents of $22.1 million.  The increase in current liabilities was primarily attributed to an increase in accrued liabilities.  The increase in inventories is primarily due to increased volume of higher cost steel slab and inventory build-up for expected welded pipe demand at the Camrose Pipe Mill.  The increase in accrued liabilities was primarily due to an increase in the current portion of pension and other post-retirement obligations of approximately $14.5 million, which is primarily related to the Company’s intention to increase pension contributions in 2006.

          Additions in property, plant and equipment increased to $80.4 million at December 31, 2005, compared to $23.8 million at December 31, 2004.  The increase is primarily attributed to the construction of the new electric arc furnace at the Pueblo Mill completed in October 2005 and the construction in progress towards the completion of the new Spiral Weld Mill, which is expected to be completed in July of 2006.   In 2005, the Company paid $19.6 million for its acquisitions of certain minority interests, and had proceeds of approximately $39.1 million from the sale of the Napa Mill real estate.

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

          On March 29, 2000, OFP entered into a 7-year $14.0 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility.  Amounts outstanding under the loan agreement bear interest based on the LIBOR rate plus a margin ranging from 1.25% to 3.00%, and as of December 31, 2005, there was $6.1 million of principal outstanding of which $2.0 million was classified as current. The loan is secured by all the assets of OFP. The loan agreement contains various restrictive covenants including a minimum tangible net worth amount, a minimum debt service coverage ratio, and a specified amount of insurance coverage. Principal payments required on the loan are $0.5 million per quarter but can be accelerated for excess cash flows, as defined. Excess cash flows generated in 2004 resulted in $0.4 million of additional principal payments paid in 2005.  No accelerated payments are expected during 2006.  The creditors of OFP have no recourse to the general credit of the Company.

          On September 17, 2004, CPC entered into a ten-year loan agreement related to an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement. CPC’s share of the debt is $3.5 million. Amounts outstanding under the loan agreement bear interest at a rate of 6.57%.  As of December 31, 2005, CPC’s share of the principal outstanding was $3.5 million of which $42,000 was classified as current. The loan is secured by the warehouse and contains various restrictive covenants on CPC including minimum income and cash flow requirements, a minimum debt service coverage amount and limitations on incurring new or additional debt obligations other than as allowed by the loan agreement.

          On March 29, 2005, the Company entered into a Letter of Credit Facility Agreement (“Credit Agreement”) with U.S. Bank National Association.  The Credit Agreement, as amended, provides for a maximum borrowing of $35.0 million for the sole purpose of issuing letters of credit and terminates on March 29, 2006.  Under the Credit Agreement, the Company agrees to pay an issuance fee of the greater of $100 or the face amount of a letter of credit multiplied by 0.125% and a fee, payable quarterly in arrears, at a rate of 0.50% per annum of the average aggregate undrawn face amount of all outstanding letters of credit during the preceding calendar quarter.  The Credit Agreement is secured by restricted cash and contains certain customary covenants for credit facilities of this type, such as provisions regarding compliance with laws, taxes, and quarterly financial reporting.  As of December 31, 2005, the Company had $22.1 million of restricted cash as collateral supporting $21.0 million of letters of credit associated with the Credit Agreement.

          Camrose maintains a CDN $15.0 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose.  Amounts under the facility bear interest based on the Canadian prime rate.  The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose’s eligible trade accounts receivable and inventories. The credit facility contains various restrictive covenants including a minimum tangible net worth amount. This facility expires in September 2006. At December 31, 2005, there were no restricted amounts for outstanding letters of credit.  The average interest rates for the facility were 4.4% and 4.0% for the years ended December 31, 2005 and 2004, respectively.  Camrose pays annual commitment fees up to 0.25% of the unused portion of the credit line.  At December 31, 2005, there was no outstanding balance due under the credit facility.

          As of December 31, 2005, principal payments on debt are due as follows (in thousands):

2006	$2,042
2007	4,122
2008	47
2009	303,051
2010	54
2011 and thereafter	3,273

$312,589

Off Balance Sheet Arrangements

           The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or cash flows.

Contractual Obligations and Commitments

           The following table summarizes the Company’s contractual obligations at December 31, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period

Contractual Obligations	Total		Less than 1 year		1-3 years		3-5 years		More than 5 years

	(in thousands)
Long-term debt (1)	$312,589		$2,042		$4,169		$303,105		$3,273
Interest payments on outstanding debt (1)	123,777		30,932		61,320		30,736		789
Operating lease obligations	38,768		5,422		9,787		8,878		14,681
Purchase obligations (2)	28,256		7,599		8,350		8,350		3,957
Obligations associated with the Spiral Weld Mill	11,251		11,251		—		—		—
Back Pay Profit Sharing Obligation (3)		(5)	3,257		—		—		—
Pension obligations		(5)		(4)		(4)		(4)		(4)
Other post-retirement benefits	26,578		2,394		5,005		5,274		13,905

(1)	See Note 7 to the Company’s Consolidated Financial Statements, “Debt, Financing Arrangements and Liquidity.”
(2)	Includes future commitments for all purchase and other contractual obligations.
(3)	Balance represents the amount expensed in 2005, including payroll taxes, for the ten year profit participation obligation and to be paid in 2006.
(4)

The Company’s obligation is limited to the following year’s minimum current ERISA obligation of $2.9 million.  The Company intends to make contributions in excess of ERISA requirements and expects total 2006 contributions of $21.8 million in 2006.

(5)	Totals cannot be determined because future obligations cannot be determined.

Critical Accounting Policies and Estimates

          The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  This provides a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

          The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

          Employee Benefits Plans and Other Postretirement Benefit Plans.   Annual pension and other postretirement benefit (“OPRB”) expenses are calculated by third party actuaries using standard actuarial methodologies. The actuaries assist the Company in making estimates based on both historical and current information and estimates about future events and circumstances. Significant assumptions used in the valuation of pension and OPRB include expected return on plan assets, discount rate, and rate of increase in compensation levels. The discount rate is determined through the Company’s review of investment grade corporate bond securities, most notably the Moody’s Aa Bond Index.  The Company accounts for the defined benefit pension plans using SFAS No. 87, “Employer’s Accounting for Pensions” and its postretirement health care and life insurance plans under FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  The Company’s other comprehensive income balance related to minimum pension liability increased by $3.0 million after taxes in 2005.  For further details regarding the Company’s employee benefit and postretirement plans, see Note 12 to the Company’s Consolidated Financial Statements, “Employee Benefit Plans.”

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

          Allowance for Doubtful Accounts.   The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of December 31, 2005, the allowance of doubtful accounts was approximately $1.0 million.  In establishing a proper allowance for doubtful accounts, the Company evaluates the collectibility of its accounts receivable based on a combination of factors.  In cases where management is aware of the circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due from customers, and thereby reduces the net recognized receivable amount the Company reasonably believes will be collected.  For all other customers, the Company evaluates the allowance for doubtful accounts based on the length of time the receivables are past due, historical collection experience, customer credit-worthiness and economic trends.

          Long-Lived Asset Impairments.   Asset impairments are recognized when the carrying value of assets held for use exceeds their aggregate projected undiscounted cash flows and the estimated fair value of the assets is less than the carrying value. These undiscounted cash flows are based on the Company’s long range estimates of market conditions and the overall performance associated with the individual asset groups. If future demand and market conditions are less favorable than those projected by the Company, or if the probability of disposition of the assets differs from that previously estimated by the Company, asset write-downs may be required.  Impairments of assets held for sale are recognized when the carrying value of the assets are in excess of their estimated fair value.

          Contingencies.   The Company is subject to the possibility of loss contingencies arising in the normal course of business.  The Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated.  The Company regularly evaluates current information available to determine whether such accruals should be adjusted.  See Note 16 to the Company’s Consolidated Financial Statements, “Contingencies,” for further discussion.

New Accounting Pronouncements

          See Note 2 to the Company’s Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

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

Interest Rate Risk

          Sensitivity analysis was used to determine the potential impact that market risk exposure may have on the fair values of the Company’s financial instruments, including debt, cash equivalents and short-term investments.  The Company has assessed the potential risk of loss in fair values from hypothetical changes in interest rates by determining the effect on the present value of the future cash flows related to these market sensitive instruments.  The discount rates used for these present value computations were selected based on market interest rates in effect at December 31, 2005, plus or minus 10%.

           Substantially all of the Company’s debt is fixed-rate debt.  A hypothetical 10% decrease in interest rates with all other variables held constant would result in an increase in the fair value of the Company’s fixed-rate debt by $8.8 million.  A hypothetical 10% increase in interest rates with all other variables held constant would result in a decrease in the fair value of the Company’s fixed-rate debt by $8.5 million. The fair value of the Company’s fixed-rate debt was estimated by considering the impact of the hypothetical interest rates on quoted market prices and current yield.  While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because the Company intends to hold these obligations to maturity unless the Company elects to repurchase its outstanding debt securities at prevailing market prices.

          The Company invests available cash in high quality investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. Government and its agencies.  The value of the Company’s investment securities may decline in the event of increases in market interest rates, however, the Company manages this risk by investing in cash equivalents that have maturities of 90 days or less with varying maturity dates and short-term investments that offer near term re-pricing features.

Foreign Currency Risk

          In general, the Company uses a single functional currency for all receipts, payments and other settlements at its facilities.  Occasionally, transactions will be denominated in another currency, most commonly the Canadian Dollar.  Foreign currency forward exchange contracts are used when natural hedges against currency changes are determined not to exist.  At December 31, 2005, the Company did not have any open forward contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA – Unaudited

	2005				2004

	4th	3rd	2nd	1st	4th	3rd	2nd	1st

	(In millions except per share amounts)
Sales	$327.4	$299.7	$334.9	$296.0	$302.0	$348.3	$281.8	$252.4
Cost of sales (1)	266.4	247.5	266.8	223.4	229.5	261.2	214.5	215.6
Gross profit (1)	61.0	52.2	68.1	72.6	72.5	87.1	67.3	36.8
Operating income (2)	57.5	35.8	54.0	54.6	55.4	64.0	20.3	15.1
Net income (3)	33.0	20.2	28.4	28.4	44.8	50.3	14.0	7.5
Net income per share:
Basic	$0.92	$0.57	$0.80	$0.80	$1.28	$1.89	$0.53	$0.28
Diluted	$0.92	$0.57	$0.80	$0.79	$1.27	$1.87	$0.52	$0.28
Dividends declared per common share	$—	$—	$—	$—	$—	$—	$—	$—
Common stock price per share range:
High	$30.82	$28.57	$24.44	$29.93	$21.77	$17.76	$14.94	$7.75
Low	$21.47	$17.21	$14.22	$18.73	$13.00	$12.32	$6.45	$4.56
Average shares and Equivalents outstanding:
Basic	35.7	35.5	35.4	35.4	34.9	26.7	26.6	26.5
Diluted	35.8	35.8	35.8	35.7	35.1	26.9	26.8	26.7

(1)

In 2005, the Company reclassified incentive compensation expense, which was formerly classified as its own line item within operating expense, between cost of sales and selling, general and administrative expenses.  The 2005 and 2004 quarterly balances above reflect this reclassification.  This reclassification did not affect operating income as previously reported.  Fourth quarter 2005 cost of sales includes a $1.5 million charge related to the write-down of stores and operating supplies dedicated to the impaired Napa Mill equipment.

(2)

Fourth quarter 2005 operating income includes a gain of $26.3 million on the sale of real estate in Napa, California and an impairment charge of $15.2 million for the Napa Mill equipment, including the aforementioned write down of dedicated stores.  Third quarter 2005 operating income includes the reversal of previously recorded labor dispute settlement charges of $0.7 million.  The 2004 data includes labor dispute settlement charges of $7.0 million, $31.9 million, $4.5 million and $2.0 million for the first, second, third, and fourth quarters, respectively.

(3)

In 2004, the Company reduced the valuation allowance reserves established in 2003 by $3.2 million, $7.3 million, $19.9 million and $15.0 million in the first, second, third and fourth quarters, respectively.  In 2005, the valuation allowance was reduced $3.4 million in the third quarter.

The above table presents the quarterly financial data on a stand alone basis.  In some instances, the sum of the four quarters will not provide the full year’s consolidated results due to differences caused by rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Oregon Steel Mills, Inc.:

We have audited the accompanying consolidated balance sheets of Oregon Steel Mills, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oregon Steel Mills, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Oregon Steel Mills, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Portland, Oregon
February 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Oregon Steel Mills, Inc.:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing in Item 9A, that Oregon Steel Mills, Inc. and subsidiaries (“the Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Oregon Steel Mills, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Oregon Steel Mills, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oregon Steel Mills, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 17, 2006 expressed an unqualified opinion on those consolidated financial statement.

/s/ KPMG LLP
Portland, Oregon
February 17, 2006

OREGON STEEL MILLS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$52,913	$77,026
Cash and cash equivalents - restricted	22,052	—
Short-term investments	103,300	60,110
Trade accounts receivable, less allowance for doubtful accounts of $996 and $4,660	138,456	118,952
Inventories	301,546	235,010
Deferred income taxes	1,997	4,680
Other	15,676	9,881
Assets held for sale	80	28,448

Total current assets	636,020	534,107

Property, plant and equipment:
Land and improvements	21,582	19,934
Buildings	58,399	55,736
Machinery and equipment	832,551	795,571
Construction in progress	43,874	14,779

	956,406	886,020
Accumulated depreciation	(457,284)	(434,346)

Net property, plant and equipment	499,122	451,674

Goodwill	4,458	520
Intangibles, net	30,456	33,396
Other assets	5,824	10,004

TOTAL ASSETS	$1,175,880	$1,029,701

LIABILITIES
Current liabilities:
Current portion of long-term debt	$2,042	$2,459
Accounts payable	87,785	79,509
Accrued expenses	77,807	61,918
Liabilities related to assets held for sale	—	1,160

Total current liabilities	167,634	145,046
Long-term debt	308,337	313,699
Deferred employee benefits	66,135	76,607
Environmental liability	26,147	27,833
Deferred income taxes	43,133	5,164
Other long-term liabilities	225	138

Total liabilities	611,611	568,487

Minority interests	11,869	22,706

Commitments and contingencies (Note 16)
STOCKHOLDERS’ EQUITY
Capital stock:
Preferred stock, par value $.01 per share; 1,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 45,000 shares authorized; 35,714 and 35,338 shares issued and outstanding	357	353
Additional paid-in capital	364,768	359,350
Retained earnings	200,311	90,316
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	722	(724)
Minimum pension liability	(13,758)	(10,787)

Total stockholders’ equity	552,400	438,508

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,175,880	$1,029,701

The accompanying notes are an integral part of the consolidated financial statements.

OREGON STEEL MILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Year Ended December 31,

	2005	2004	2003

Sales:
Product sales	$1,219,047	$1,144,055	$684,413
Freight	38,926	40,468	38,884

	1,257,973	1,184,523	723,297
Costs and expenses:
Cost of sales	1,004,177	920,807	723,285
Fixed asset impairment charges (Note 18)	13,704	—	26,783
Labor dispute settlement charges (Note 17)	(665)	45,352	31,089
Selling, general and administrative expenses	63,001	62,909	50,477
Loss (gain) on disposal of assets (Note 21)	(24,166)	637	(1,835)

	1,056,051	1,029,705	829,799

Operating income (loss)	201,922	154,818	(106,502)
Other income (expense):
Interest expense, net	(31,733)	(33,975)	(33,620)
Minority interests	(5,641)	(5,736)	6,108
Other income, net	5,977	3,620	1,448

Income (loss) before income taxes	170,525	118,727	(132,566)
Income tax benefit (expense)	(60,530)	(2,072)	6,617

Net income (loss)	$109,995	$116,655	$(125,949)

Basic earnings (loss) per share	$3.10	$4.07	$(4.77)
Diluted earnings (loss) per share	$3.08	$4.03	$(4.77)

The accompanying notes are an integral part of the consolidated financial statements.

OREGON STEEL MILLS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

	Shares	Amount				Total

Balances, December 31, 2002	25,790	$258	$227,639	$99,610	$(20,517)	$306,990
Net loss	—	—	—	(125,949)	—	(125,949)
Foreign currency translation adjustment	—	—	—	—	5,378	5,378
Minimum pension liability, net of tax and minority interest (Note 12)	—	—	—	—	763	763

Comprehensive loss	—	—	—	—	—	(119,808)
Tax benefit on stock options	—	—	4	—	—	4
Other issuances of common stock	608	6	60	—	—	66

Balances, December 31, 2003	26,398	$264	$227,703	$(26,339)	$(14,376)	$187,252
Net income	—	—	—	116,655	—	116,655
Foreign currency translation adjustment	—	—	—	—	2,749	2,749
Minimum pension liability, net of tax and minority interest (Note 12)	—	—	—	—	116	116

Comprehensive income	—	—	—	—	—	119,520
Tax benefit on stock options	—	—	571	—	—	571
Common stock offering, net of issuance costs	8,625	86	130,040	—	—	130,126
Other issuances of common stock	315	3	1,036	—	—	1,039

Balances, December 31, 2004	35,338	$353	$359,350	$90,316	$(11,511)	$438,508
Net income	—	—	—	109,995	—	109,995
Foreign currency translation adjustment	—	—	—	—	1,446	1,446
Minimum pension liability, net of tax and minority interest (Note 12)	—	—	—	—	(2,971)	(2,971)

Comprehensive income	—	—	—	—	—	108,470
Tax benefit on stock options	—	—	2,666	—	—	2,666
Share-based payment expense	—	—	859	—	—	859
Other issuances of common stock	376	4	1,893	—	—	1,897

Balances, December 31, 2005	35,714	$357	$364,768	$200,311	$(13,036)	$552,400

The accompanying notes are an integral part of the consolidated financial statements.

OREGON STEEL MILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$109,995	$116,655	$(125,949)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	39,685	39,751	40,809
Fixed and other asset impairment charges (Note 18)	15,183	—	36,113
Tax benefit on employee stock option plans	2,666	571	6
Deferred income taxes	37,328	(413)	(7,889)
Loss (gain) on disposal of assets (Note 21)	(24,166)	637	(1,835)
Stock compensation expense	2,084	—	—
Minority interests	5,641	5,736	(6,108)
Other, net	(6,019)	1,911	835
Changes in current assets and liabilities:
Trade accounts receivable	(19,504)	(38,247)	6,521
Inventories	(67,716)	(95,387)	14,381
Operating liabilities	19,412	18,296	5,436
Labor dispute settlement charges (Note 17)	(665)	(21,032)	31,089
Other	(8,074)	3,859	(7,651)

Net cash provided (used) by operating activities	105,850	32,337	(14,242)

Cash flows from investing activities:
Purchases of short-term investments	(201,962)	(60,000)	—
Sales and maturities of short-term investments	158,867	—	—
Additions to property, plant and equipment	(80,436)	(23,805)	(19,754)
Net proceeds from the sale of the Napa real estate	39,128	—	—
Acquisition of certain minority interests	(19,603)	—	—
Other, net	593	389	2,704

Net cash used by investing activities	(103,413)	(83,416)	(17,050)

Cash flows from financing activities:
Net borrowings (repayments) under Canadian bank revolving loan facility	(1,816)	1,830	—
Proceeds from bank debt	—	185,611	92,093
Payments on bank and long term debt	(2,459)	(187,097)	(92,173)
Deferred credit facility financing costs	—	—	(300)
Proceeds from common stock issued under stock options	1,897	1,039	66
Net proceeds from common stock offering (Note 19)	—	130,126	—
Repurchase of 10% First Mortgage Notes	(2,173)	—	—
Increase in restricted cash and cash equivalents	(22,052)	—	—
Change in bank overdrafts	—	(9,203)	9,203
Minority share of subsidiary’s distribution	—	—	(2,953)

Net cash provided (used) by financing activities	(26,603)	122,306	5,936

Effects of foreign currency exchange rate changes on cash	53	29	3,118

Net increase (decrease) in cash and cash equivalents	(24,113)	71,256	(22,238)
Cash and cash equivalents at the beginning of year	77,026	5,770	28,008

Cash and cash equivalents at the end of year	$52,913	$77,026	$5,770

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$32,100	$32,550	$31,342
Income taxes	$23,885	$1,582	$1,780
Non-cash activities:
Interest applied to loan balance	$—	$486	$80

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

2.       Summary of Significant Accounting Policies

Principles of Consolidation

          The consolidated financial statements include all wholly owned and those majority owned subsidiaries over which the Company exerts management control. Non-controlled subsidiaries and affiliates are accounted for using the equity method. Material wholly owned and majority owned subsidiaries of the Company are wholly owned Camrose Pipe Corporation (“CPC”), which does business as Columbia Structural Tubing (“CST”) and which, through ownership in another corporation, holds a 100 percent interest in Camrose Pipe Company (“Camrose”); a 60 percent interest in Oregon Feralloy Partners (“OFP”); and 90 percent owned New CF&I, Inc. (“New CF&I”) which owns a 95.2 percent interest in CF&I Steel, LP (“CF&I”).  The Company also directly owns an additional 4.3 percent interest in CF&I.  In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills (“RMSM”). New CF&I owns a 100 percent interest in the Colorado and Wyoming Railway Company.  All significant inter-company balances and transactions have been eliminated.

Use of Estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Revenue Recognition

          The Company recognizes revenues when title passes, the earnings process is substantially complete, and the Company is reasonably assured of the collection of the proceeds from the exchange, all of which generally occur either upon shipment of the Company’s products or delivering of the product at the destination specified by the customer.

Cash and Cash Equivalents

          All highly liquid investments with maturities of three months or less at date of purchase are carried at cost, which approximates fair value, and are considered to be cash equivalents.  All other investments not considered to be cash equivalents are separately categorized as short-term investments.

Short-Term Investments

          The Company invests in highly liquid auction rate notes that have original maturities in excess of three months.  The investments are considered short-term due to the readily available trading market for these types of securities and the Company’s ability to trade the securities within a year.  The investments are considered available-for-sale securities and are carried at fair market value, which approximates their cost.  A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new basis for the security.  All of the investments have a maturity or auction date within one year from the balance sheet date.

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

Inventory

          The Company’s inventory consists of raw materials, semi-finished, finished products and operating stores and supplies.  At December 31, 2005, inventory was approximately $301.5 million. At December 31, 2005, the Company maintained a reserve of $1.6 million for lower of cost or market (“LCM”) charges related to the stores inventory dedicated to the pipe mill in Napa, California (“Napa Mill”).  As of December 31, 2004, there were no significant adjustments for LCM charges recorded by the Company.  Manufacturing cost is determined using the average cost method.

Property, Plant and Equipment

          Property, plant and equipment are stated at cost, including capitalized interest incurred during construction of $2.6 million, $1.0 million and $1.2 million in 2005, 2004 and 2003, respectively.  Depreciation is determined using principally the straight-line and the units of production methods over the estimated useful lives of the assets.  The original cost of machinery, which is being depreciated using the units of production method, is approximately $243.8 million.  Total finished goods production for the years ended 2005, 2004 and 2003 were 1,717,000 tons, 1,815,000 tons and 1,840,000 tons, respectively.  The estimated useful lives of most of the Company’s operating machinery and equipment are from 15 to 30 years.  Maintenance and repairs are expensed as incurred and costs of improvements are capitalized.  Maintenance and repair expense for 2005, 2004 and 2003 was $63.2 million, $58.9 million and $58.1 million, respectively. Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in results of operations.

Goodwill and Intangible Assets

          Goodwill and indefinite-lived assets are reviewed at least annually for impairment.  Intangible assets, other than pension related intangible assets, consist of proprietary technology and water rights presented at cost, net of accumulated amortization.  The proprietary technology is amortized over their estimated useful lives of fifteen years using the straight-line method.  The water rights are considered indefinite-lived and not amortized.

Impairment of Long-Lived Assets

          When events or circumstances indicate the carrying value of a long-lived asset held for use may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset group to assess whether or not the asset is recoverable.  If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset’s net book value, the Company then considers estimated fair market value versus carrying value in determining any potential impairment.  During 2005, the Company recorded an impairment charge of $13.7 million related to the Napa Mill equipment.  Impairment charges of $26.8 million were recorded in the second quarter of 2003 related to the impairment of melt shop and other assets at the Company’s Portland, Oregon steel mill (“Portland Mill”) and the CF&I steelmaking and finishing facilities in Pueblo, Colorado (“Pueblo Mill”).  See Note 18 to the Consolidated Financial Statements, “Asset Impairments.”

Income Taxes

          Deferred income taxes are provided for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes.  Deferred tax assets are reduced by a valuation allowance when it is estimated to be more likely than not that some portion of the deferred tax assets will not be realized.

Financial Instruments

          The Company infrequently uses foreign currency forward exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates.  At December 31, 2005 and 2004, no such contracts were outstanding.

Foreign Currency

          Assets and liabilities subject to foreign currency fluctuations are translated into United States dollars at the period-end exchange rate, and revenue and expenses are translated at average rates for the period.  Translation adjustments are included in “accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.  Gains or losses on foreign currency transactions are recognized in the statement of operations.

Stock-Based Compensation

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

          The Company accounts for its stock option plans using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based compensation cost is reflected in net income from the stock option plans, as all options granted under these plans had exercise prices equal to the market value of the underlying common stock at the date of grant.  Options have a term of ten years and generally vest over one to three years from the date of grant.

          On April 28, 2005, the Company adopted the 2005 Long-Term Incentive Plan (“LTIP”).  The LTIP authorizes the Board of Directors to award various types of stock-based compensation arrangements including stock options, stock appreciation rights, restricted stock, performance awards, and other stock unit awards.  500,000 shares of the Company’s $.01 par value common stock are issuable under the LTIP.  In 2005, performance awards were granted to compensate certain executives and management personnel.  The performance awards are earned based on the Company achieving goals within defined performance categories over a three-year period beginning January 1, 2005.  The performance categories used to determine how many performance awards ultimately will be earned are (1) the Company’s total shareholder return (“TSR”) relative to the TSR of the selected industry peer group (“Market Condition”) and (2) the three-year average earnings before interest, taxes, depreciation and amortization (“EBITDA”) per ton shipped (“Performance Condition”).  One half of the total performance awards are earned based on both the market condition and performance condition, which are not interdependent.  Earned awards will be paid 60% in cash and 40% in Company common stock.  In accordance with APB Opinion No. 25, the Company recorded compensation expense of $2.0 million in 2005 based on the quoted market price of the Company’s stock at December 31, 2005 and the number of shares expected to vest.  This expense is classified as selling, general and administrative expenses in the consolidated statement of operations.

          Also in conjunction with the LTIP, shares of restricted stock were awarded to non-employee directors with the shares vesting in equal parts over three years beginning April 28, 2005.  The Company recorded compensation expense of $43,000 in 2005.   This expense is classified as selling, general and administrative expenses in the Company’s consolidated statement of operations.

          The Company provides pro forma net income (loss) and pro forma earnings (loss) per share disclosure prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”.  The Company currently discloses the effects of stock-based employee compensation and has elected not to change to the alternative accounting principle prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure.”

          The following table illustrates the effect on net income (loss) and earnings (loss) per share as if a fair value method described in SFAS No. 123, as amended, had been applied to the Company’s stock-based compensation plans.

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Net income (loss), as reported	$109,995	$116,655	$(125,949)
Add: total stock-based compensation expense included in net income (loss), net of related tax effects	1,293	—	33
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,398)	(360)	(223)

Pro forma net income (loss)	$109,890	$116,295	$(126,139)

Income (loss) per share:
Basic – as reported	$3.10	$4.07	$(4.77)
Basic – pro forma	3.09	4.06	(4.78)
Diluted – as reported	$3.08	$4.03	$(4.77)
Diluted – pro forma	3.08	4.02	(4.78)

Net Income (Loss) Per Share

          Basic earnings per share (“EPS”) is determined using the weighted average number of common shares outstanding during the period.  The diluted EPS calculation is determined using the weighted average number of common stock equivalents, including both common shares, stock options and performance shares, outstanding during the period.

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

          The Company currently has two aggregated operating divisions: the Oregon Steel Division and RMSM Division.  See Note 3 to the Consolidated Financial Statements, “Geographic Information,” for additional disclosures of revenues and assets by division and geographic location.  See Note 4 to the Consolidated Financial Statements, “Product Sales,” for additional disclosures of revenues by product group.

Shipping and Handling Cost

          All shipping costs billed to customers are recorded as revenue with the related cost being recorded under cost of sales.   Internal handling costs incurred to store, move or prepare goods for shipment are classified as selling, general, and administration expenses.  For the years ended December 31, 2005, 2004 and 2003, internal handling costs were $14.2 million, $13.5 million and $12.3 million, respectively.

Reclassifications

          Certain reclassifications have been made in prior years to conform to the current year presentation.  The Company has reclassified incentive compensation between cost of sales and selling, general and administrative expenses.  In addition, the Company has reclassified a portion of the fixed and other asset impairment charge taken in 2003.  The portion of that charge associated with the stores and operating supplies inventories has been reclassified as cost of sales.

          The reclassifications made to prior years do not affect operating income as previously reported.

Recent Accounting Pronouncements

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  This SFAS is effective for fiscal years beginning after June 15, 2005.  The Company has applied ARB No. 43 consistent with SFAS No. 151 and does not expect any impact on its consolidated financial statements.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.”  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  During the year ended December 31, 2005, the Company adopted SFAS No. 153.  The statement did not have a material impact on the consolidated financial statements.

          In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.”  Generally, the approach in Statement No. 123R is similar to the approach described in SFAS No. 123, however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Once effective, pro forma disclosures currently provided in Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” in lieu of recognition of stock compensation expense, will no longer be an alternative.  The Company adopted this standard on January 1, 2006.  The Company has elected to use the Black-Scholes method to fair value its stock options, and beginning in 2006, will incur expense over the vesting period for all outstanding unvested stock options as well as future grants of stock options, if any.  The amount of compensation expense for the Company’s performance shares also differs under the new guidance, and will be less dependent on the trading price of the Company’s common stock.  The Company’s accounting in 2006 will rely more on the fair values determined at the grant date of the awards.  As seen in the Company’s pro forma disclosures for stock-based compensation, the Company’s 2005 compensation expense for all awards was materially consistent with the accounting under APB No. 25, however that may change in the future.

          In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated.  The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  During the year ended December 31, 2005, the Company adopted FIN 47.  The interpretation did not have a material impact on the consolidated financial statements.  See Note 23 to the Consolidated Financial Statements, “Conditional Asset Retirement Obligations,” for further discussion.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and requires the retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The retrospective application of the change would be limited to the direct effects of the change, and indirect effects would be recognized in the period of the accounting change.  The Company adopted this standard on January 1, 2006, and does not believe that it will have a material impact on the consolidated financial statements.

3.       Geographic Information

          Geographical information is as follows:

	2005	2004	2003

	(In thousands)
Sales to External Customers:
United States (1)	$1,027,410	$1,112,985	$686,995
Canada (2)	230,563	71,538	36,302

	$1,257,973	$1,184,523	$723,297

Sales by Division:
Oregon Steel Division	$778,911	$696,866	$367,365
RMSM Division	479,062	487,657	355,932

	$1,257,973	$1,184,523	$723,297

Assets by Location, at December 31:
United States	$1,057,997	$967,387	$733,404
Canada	117,883	62,314	32,738

	$1,175,880	$1,029,701	$766,142

Assets by Division, at December 31:
Oregon Steel Division	$811,468	$665,403	$478,077
RMSM Division	364,412	364,298	288,065

	$1,175,880	$1,029,701	$766,142

(1)          Sales to external customers generated in the United States include revenues earned on shipments to customers in other countries of $114.7 million and $146.5 million for 2005 and 2004, respectively.  In 2003, these foreign sales were insignificant.

(2) Sales attributed to Canada are earned by the Camrose Pipe Mill, which is domiciled there.

4.       Product Sales

          Sales to external customers by product group are as follows:

	2005	2004	2003

	(In thousands)
Flat products	$474,507	$471,435	$193,159
Long products	454,643	462,323	304,501
Tubular products	220,046	151,484	178,702
Structural tubing	54,100	45,420	794
Other	15,751	13,393	7,257

Total product sales	$1,219,047	$1,144,055	$684,413

          The flat products group includes the Company’s specialty and commodity steel and coiled plate products.  The long products group includes all rail and rod and bar products, while the tubular products group includes large diameter steel line pipe, ERW pipe and casing and seamless pipe.  The Company began operations at the structural tubing facility in October 2003.

5.       Inventories

          The components of inventories are as follows at December 31:

	2005	2004

	(In thousands)
Raw materials	$33,598	$20,168
Semi-finished product	182,836	136,362
Finished product	51,989	50,073
Stores and operating supplies	33,123	28,407

Total inventory	$301,546	$235,010

          Semi-finished product includes Company manufactured and purchased steel plate and coil that will be converted into finished welded pipe or structural tubing product by the Company.

6.       Accounts Payable and Accrued Expenses

          Book overdrafts of $5.5 million were included in accounts payable at December 31, 2005.  There were no book overdrafts included in accounts payable at December 31, 2004.

          Accrued expenses consist of the following at December 31:

	2005	2004

	(In thousands)
Accrued interest	$13,887	$14,055
Accrued payroll and benefits	16,119	13,777
Accrued expenses and product claims	5,686	5,256
Accrued defined benefit plan and post-retirement obligations	24,179	9,660
Accrued incentive compensation	6,469	7,469
Accrued back pay profit sharing obligation and related payroll taxes	3,257	3,508
Deferred revenue	2,557	659
Other	5,653	7,534

Total accrued expenses	$77,807	$61,918

7.       Debt, Financing Arrangements and Liquidity

          Debt balances are as follows at December 31:

	2005	2004

	(In thousands)
10% First Mortgage Notes due 2009	$303,000	$305,000
Less unamortized discount on 10% Notes	(2,210)	(2,721)
OFP Term Loan	6,077	8,500
CPC Mortgage Loan	3,512	3,549
Camrose Revolving Credit Facility	—	1,830

Total debt outstanding	310,379	316,158
Less current portion of OFP Term Loan	(2,000)	(2,423)
Less current portion of CPC Mortgage Loan	(42)	(36)

Non-current maturity of long-term debt	$308,337	$313,699

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

          On March 29, 2000, OFP entered into a 7-year $14.0 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility.  Amounts outstanding under the loan agreement bear interest based on the LIBOR rate plus a margin ranging from 1.25% to 3.00%, and as of December 31, 2005, there was $6.1 million of principal outstanding of which $2.0 million was classified as current. The loan is secured by all the assets of OFP. The loan agreement contains various restrictive covenants including a minimum tangible net worth amount, a minimum debt service coverage ratio, and a specified amount of insurance coverage. Principal payments required on the loan are $0.5 million per quarter but can be accelerated for excess cash flows, as defined. Excess cash flows generated in 2004 resulted in $0.4 million of additional principal payments paid in 2005.  No accelerated payments are expected during 2006.  The creditors of OFP have no recourse to the general credit of the Company.

          On September 17, 2004, CPC entered into a ten-year loan agreement related to an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement. CPC’s share of the debt is $3.5 million. Amounts outstanding under the loan agreement bear interest at a rate of 6.57%.  As of December 31, 2005, CPC’s share of the principal outstanding was $3.5 million of which $42,000 was classified as current. The loan is secured by the warehouse and contains various restrictive covenants on CPC including minimum income and cash flow requirements, a minimum debt service coverage amount and limitations on incurring new or additional debt obligations other than as allowed by the loan agreement.

          On March 29, 2005, the Company entered into a Letter of Credit Facility Agreement (“Credit Agreement”) with U.S. Bank National Association.  The Credit Agreement, as amended, provides for a maximum borrowing of $35.0 million for the sole purpose of issuing letters of credit and terminates on March 29, 2006.  Under the Credit Agreement, the Company agrees to pay an issuance fee of the greater of $100 or the face amount of a letter of credit multiplied by 0.125% and a fee, payable quarterly in arrears, at a rate of 0.50% per annum of the average aggregate undrawn face amount of all outstanding letters of credit during the preceding calendar quarter.  The Credit Agreement is secured by restricted cash and contains certain customary covenants for credit facilities of this type, such as provisions regarding compliance with laws, taxes, and quarterly financial reporting.  As of December 31, 2005, the Company had $22.1 million of restricted cash as collateral supporting $21.0 million of letters of credit associated with the Credit Agreement.

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

At December 31, 2005, there were no restricted amounts for outstanding letters of credit.  The average interest rates for the facility were 4.4% and 4.0% for the years ended December 31, 2005 and 2004, respectively.  Camrose pays annual commitment fees up to 0.25% of the unused portion of the credit line.  At December 31, 2005, there was no outstanding balance due under the credit facility.

          As of December 31, 2005, principal payments on debt are due as follows (in thousands):

2006	$2,042
2007	4,122
2008	47
2009	303,051
2010	54
2011 and thereafter	3,273

$312,589

8.       Intangible Assets

          The Company has proprietary technology and water rights and accounts for these as intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company does not have any other acquired intangible assets, whether finite or indefinite lived assets, but does carry certain pension-related intangibles.

          The carrying amount of intangible assets and the associated amortization expenses are as follows:

	As of December 31, 2005			As of December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In thousands)
Pension-related intangibles	N/A	N/A	$19,292	N/A	N/A	$22,101
SFAS No. 142 Intangible Assets:
Water rights	$11,024	$(502)	10,522	$11,024	$(502)	10,522
Proprietary technology (1)	1,753	(1,111)	642	1,753	(980)	773

	$12,777	$(1,613)	$11,164	$12,777	$(1,482)	$11,295

          The Company recorded amortization expense of $0.1 million for all three years ended, December 31, 2005, 2004 and 2003.  The amortization expense for each of the next five years related to intangible assets is expected to be approximately $0.1 million.

(1)	Weighted average amortization period is fifteen years.

9.       Fair Values of Financial Instruments

          The estimated fair values of the Company’s financial instruments are as follows as of December 31:

	2005		2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
Cash and cash equivalents, includes restricted cash of $22.1 million and $0	$74,965	$74,965	$77,026	$77,026
Short-term investments	103,300	103,300	60,110	60,110
Long-term debt, including current portion	310,379	333,780	316,158	349,428

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

          On limited occasions, the Company uses foreign currency forward exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates.  Such contracts are typically short-term in duration and relate to specific transactions.  At December 31, 2005, the Company had no open forward exchange contracts.   During 2005 and 2004, the use of such contracts was minimal.

10.     Income Taxes

          The geographical components of income (loss) before income taxes are summarized below:

	2005	2004	2003

	(In thousands)
U.S.	$155,707	$114,735	$(131,495)
Non-U.S., principally Canada	14,818	3,992	(1,071)

Total income (loss) before taxes	$170,525	$118,727	$(132,566)

          The income tax benefit (expense) consists of the following:

	2005	2004	2003

	(In thousands)
Current:
Federal	$(10,585)	$(1,270)	$(115)
State	(447)	(63)	31
Foreign	(7,532)	(47)	(1,559)

	(18,564)	(1,380)	(1,643)

Deferred:
Federal	(42,022)	(518)	11,710
State	(2,577)	1,157	(4,471)
Foreign	2,633	(1,331)	1,021

	(41,966)	(692)	8,260

Income tax benefit (expense)	$(60,530)	$(2,072)	$6,617

          A reconciliation of the statutory benefit (tax) rate to the effective benefit (tax) rate on income before income taxes is as follows:

	2005	2004	2003

U.S. statutory income benefit (tax) rate	(35.0)%	(35.0)%	35.0%
State taxes, net	(1.2)	0.6	(2.2)
Fines and penalties	(0.1)	(0.3)	—
Permanent differences	(0.1)	(0.3)	—
Export sales benefit	1.2	2.2	—
Tax impact of foreign operations	—	(0.3)	0.2
Change in valuation allowance - federal	—	32.0	(28.6)
Other	(0.3)	(0.6)	0.6

	(35.5)%	(1.7)%	5.0%

          The current and noncurrent components of the net deferred tax assets and liabilities are as follows as of December 31:

	2005	2004

	(In thousands)
Net current deferred tax asset:
Assets
Inventories	$(2,092)	$1,487
Accrued expenses	3,817	3,248
Other	272	1,611

	1,997	6,346
Liabilities
Other	—	1,666

Net current deferred tax asset	$1,997	$4,680

Net noncurrent deferred income tax liability:
Assets
Postretirement benefits other than pensions	$3,165	$3,154
State tax credits	3,903	2,818
Alternative minimum tax credit	25,281	14,692
Environmental liability	12,447	12,810
Net operating loss carryforward	18,715	77,471
Pension minimum liability adjustment	8,859	7,739
Other	12,180	15,723

	84,550	134,407
Valuation allowance	(4,043)	(7,987)

	80,507	126,420

Liabilities
Property, plant and equipment	122,126	128,713
Other	1,514	2,871

	123,640	131,584

Net noncurrent deferred income tax liability	$43,133	$5,164

          At December 31, 2005, the Company has state tax credits of $3.9 million expiring 2006 through 2017, which are available to reduce future income taxes payable.

          At December 31, 2005, the Company has $33.0 million in federal net operating loss carryforwards expiring in 2023.  In addition, the Company has $150.2 million in state net operating loss carryforwards expiring in 2011 through 2024 and alternative minimum tax credits of $25.3 million which do not expire.

          The Company maintained a valuation allowance of $4.0 million and $8.0 million at December 31, 2005 and 2004,  respectively.  The valuation allowance for deferred tax assets at December 31, 2005 consisted solely of State of Colorado net operating losses and credits.  The valuation allowances at December 31, 2004 consisted of federal and state net operating loss carryforwards, alternative minimum tax credits and state tax credit carryforwards.  SFAS No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carryforwards, state tax credits and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not;” otherwise, a valuation allowance is required to be recorded.  Based on this guidance, the Company reduced the valuation allowance by approximately $4.0 million for the year ended December 31, 2005 due to the consistent track record of earnings throughout the year, and an update of expected future earnings including the expected profitability from the restart of the seamless pipe mill in 2006.  The Company reduced the valuation by $45.4 million for the year ended December 31, 2004 due to its assessment of earnings history and the expected future reversals of net cumulative deferred tax liabilities.  The Company will continue to evaluate the need for a valuation allowance in the future.  Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowance in the future.

          The Company has indefinitely reinvested approximately $22.0 million of the cumulative undistributed earnings of its foreign subsidiary.  Such earnings would be subject to United States taxation if repatriated to the United States.  The amount, if repatriated, of unrecognized deferred tax liability associated with the undistributed earnings is not expected to be material.

          During the years ended December 31, 2005 and 2004, the Company realized $2.7 million and $0.6 million, respectively, in tax benefits related to the exercise of employee stock options. The benefit was recorded to additional paid-in-capital. During the year ended December 31, 2003, the Company’s tax benefits related to the exercise of employee stock options were immaterial to the Company’s consolidated financial statements.

11.     Net Income (Loss) Per Share

          The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.”  SFAS No. 128 requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options, performance shares and restricted stock awards, as determined using the treasury stock method:

          Basic and diluted net income (loss) per share is as follows:

	2005	2004	2003

	(In thousands, except per share amounts)
Basic weighted average shares outstanding	35,511	28,665	26,392
Dilutive effect of stock-based compensation awards	208	252	—

Weighted average number of shares outstanding assuming dilution	35,719	28,917	26,392

Net income (loss)	$109,995	$116,655	$(125,949)

Basic income (loss) per share	$3.10	$4.07	$(4.77)
Diluted income (loss) per share	$3.08	$4.03	$(4.77)

          Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options for the period they were outstanding.  Since the average market price was in excess of the exercise price of all outstanding options, no options were excluded from the 2005 and 2004 diluted earnings per share calculation.  For 2005, approximately 65,000 shares were excluded from diluted earnings per share calculation as their eventual issuance is contingent on meeting performance and market factors in the future.  For 2003, approximately 595,200 shares were excluded from the diluted earnings per share calculation, as to include them would have been antidilutive considering the Company’s net loss.

12.     Employee Benefit Plans

          The Company has noncontributory defined benefit pension plans, postretirement health care and life insurance benefit plans and supplemental retirement plans that cover nearly all of its eligible domestic employees.  Certain employees are no longer eligible to participate in the defined benefit plans if they were hired after September 1, 2005.  Those employees are instead enrolled in an employer funded defined contribution plan equal to three percent of annual wages.  The new defined contribution plan is funded annually, and participants’ benefits vest after five years of service.  The Company also offers qualified Thrift (401(k)) plans to all of its eligible domestic employees.  The Company also has noncontributory defined benefit pension plans and a postretirement medical plan covering all of its eligible Camrose employees.

Defined Benefit Pension Plans

          The defined benefit pension plans provide benefits based on a participant’s years of service and compensation.  The Company funds at least the minimum annual contribution required by ERISA.  The plans covering Camrose employees also provide benefits based on participants’ years of service and compensation.

          The table below sets forth the funded status of the plans and the amounts recognized in the Company’s consolidated balance sheets at December 31.  All plans have accumulated benefit obligations in excess of plan assets:

	United States (U.S.) Plans		Canadian Plans

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Change in benefit obligation:
Projected benefit obligation at January 1	$137,858	$99,256	$22,988	$19,031
Service cost	3,728	3,804	596	447
Interest cost	7,750	6,304	1,366	1,238
Plan amendments	—	22,890	—	—
Benefits paid	(6,212)	(4,282)	(963)	(793)
Actuarial loss	8,033	3,729	2,885	1,386
Curtailment loss	—	(81)	—	—
Special termination benefits	—	6,238	—	—
Foreign currency exchange rate change	—	—	930	1,679

Projected benefit obligation at December 31	151,157	137,858	27,802	22,988

Change in plan assets:
Fair value of plan assets at January 1	82,438	70,528	17,884	14,941
Actual gain on plan assets	8,996	9,319	1,863	1,481
Company contribution	7,500	6,873	1,513	949
Benefits paid	(6,212)	(4,282)	(963)	(793)
Foreign currency exchange rate change	—	—	697	1,306

Fair value of plan assets at December 31	92,722	82,438	20,994	17,884

Projected benefit obligation in excess of plan assets	(58,435)	(55,420)	(6,808)	(5,104)
Unrecognized prior service cost	18,752	21,186	450	790
Unrecognized net loss	24,586	19,121	6,541	7,330

Net amount recognized	(15,097)	(15,113)	183	3,016
Intangible asset	18,752	21,186	450	790
Minimum liability	(37,372)	(35,813)	(4,417)	(6,000)

Net pension liability recognized in consolidated balance sheet	$(33,717)	$(29,740)	$(3,784)	$(2,194)

          Components of net periodic benefit cost are as follows:

	United States (U.S.) Plans			Canadian Plans

	2005	2004	2003	2005	2004	2003

	(In thousands)			(In thousands)
Components of net periodic benefit cost
Service cost	$3,728	$3,804	$4,393	$596	$447	$458
Interest cost	7,750	6,304	5,551	1,366	1,238	1,075
Expected return on plan assets	(6,957)	(5,927)	(5,079)	(1,414)	(1,163)	(1,012)
Amortization of unrecognized net loss	528	932	1,278	206	275	316
Amortization of unrecognized prior service cost	2,435	609	26	43	48	33

Total net periodic benefit cost	$7,484	$5,722	$6,169	$797	$845	$870

          On September 10, 2004, the Company finalized the labor dispute settlement (the “Settlement”) between the United Steelworkers of America (“Union”) and CF&I.  The Settlement included certain defined benefit pension enhancements resulting in an amendment to the plan.  In addition, 200 members covered by the collective bargaining agreements accepted CF&I’s offer for Voluntary Early Retirement (“VER”), which includes unreduced pension benefits.  In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” special termination benefits of $6.2 million and a curtailment loss of $1.1 million were expensed in 2004 in addition to the U.S. net periodic benefit cost of $5.7 million expensed in 2004 as indicated above.  See Note 17 to the Consolidated Financial Statements, “Labor Matters,” for a description of benefits offered under the plan amendment and early retirement option.

          For the U.S. plans, the accumulated benefit obligation as of December 31, 2005 and 2004 was $145.2 million and $133.4 million, respectively.  The minimum employer contribution for 2005 due in 2006 is $2.9 million; however, the Company has accrued $20.1 million as a short-term liability as its estimate of involuntary and additional voluntary 2006 contributions.  For the Canadian plans, the accumulated benefit obligation as of December 31, 2005 and 2004 was $25.2 million and $20.9 million, respectively. The expected employer contribution for 2006 is $1.8 million.

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

          Plan assets are invested as follows as of December 31 (defined benefit pension plans’ measurement date):

	Target	2005	2004

Information about U.S. plan assets:
Cash	0.0%	0.0%	0.7%
U.S. equity funds	35.0%	30.8%	48.6%
Non-U.S. Equity funds	18.0%	21.9%	15.7%
Fixed income securities	5.0%	4.9%	4.4%
Real estate funds	12.0%	12.2%	8.4%
Absolute return strategy funds	20.0%	20.2%	16.0%
Real return strategy funds	10.0%	10.0%	6.2%

Total plan assets	100.0%	100.0%	100.0%

	Target	2005	2004

Information about Canadian plan assets:
Cash and short-term notes	5.0%	5.6%	9.4%
Canadian equity funds	35.0%	37.7%	37.5%
International equity funds	25.0%	24.9%	23.0%
Fixed income securities	35.0%	31.8%	30.1%

Total plan assets	100.0%	100.0%	100.0%

          Improved financial market conditions resulted in positive investment returns in the defined benefit pension plans for the years 2005 and 2004; however, plan assets continued to be lower than actuarial liabilities. The component of other comprehensive income related to additional minimum pension liability increased $3.0 million and decreased $0.1 million in 2005 and 2004, respectively.

          The following table sets forth the significant actuarial assumptions for the United States and Canadian defined benefit pension plans:

	Net Benefit Obligation		Net Benefit Cost

	2005	2004	2005	2004	2003

Discount rate
U.S. plans	5.5%	5.8%	5.8%	6.0%	6.8%
Canadian plans	5.5%	6.0%	6.0%	6.5%	6.3%
Rate of increase in future compensation levels
U.S. plans	3.0%	3.0%	3.0%	4.0%	4.0%
Canadian plans	4.0%	4.5%	4.5%	4.5%	4.5%
Expected long-term rate of return on plan assets
U.S. plans	N/A	N/A	8.5%	8.5%	8.5%
Canadian plans	N/A	N/A	7.8%	7.8%	8.5%

          The expected long-term rate of return on defined benefit pension plan assets represents the weighted average asset return for each forecasted asset class return over several market cycles.

          The expected future benefit payments for the plans are as follows (in thousands):

	U.S. Plans	Canadian Plans

Expected future benefit payments
2006	$8,826	$947
2007	9,157	992
2008	9,789	1,039
2009	10,373	1,105
2010	10,923	1,197
2011-2015	64,265	7,788

Postretirement Health Care and Life Insurance Benefits

          The Company provides certain postretirement health care and life insurance benefits for substantially all of its retired employees.  Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service.  The benefit plans are unfunded.

          The following table sets forth the unfunded status and the amounts recognized at December 31:

	2005	2004

	(In thousands)
Change in benefit obligation:
Accumulated postretirement benefit obligation at January 1	$37,662	$28,536
Service cost	588	514
Interest cost	2,114	1,845
Benefits paid	(2,006)	(1,376)
Plan amendment	—	6,112
Actuarial loss	535	236
Curtailment loss	—	1,288
Foreign currency exchange rate change	233	507

Accumulated postretirement benefit obligation at December 31	39,126	37,662

Accumulated benefit obligation in excess of plan assets	(39,126)	(37,662)
Unrecognized transition obligation	1,008	1,204
Unrecognized prior service cost	5,256	5,978
Unrecognized net loss	5,304	5,711

Postretirement liability recognized in consolidated balance sheet	$(27,558)	$(24,769)

          Components of net periodic benefit cost are as follows:

	2005	2004	2003

	(In thousands)
Components of net periodic benefit cost:
Service cost	$588	$514	$557
Interest cost	2,114	1,845	1,723
Amortization of unrecognized net loss	275	367	45
Amortization of unrecognized prior service cost	722	237	75
Amortization of unrecognized net transition asset	196	196	196

Total net periodic benefit cost	$3,895	$3,159	$2,596

          On September 10, 2004, the Company finalized the Settlement between the Union and CF&I.  The Settlement included certain postretirement health benefit enhancements resulting in an amendment to the plan.  In addition, 200 members covered by the collective bargaining agreements have accepted CF&I’s offer for VER, which includes unreduced pension benefits.  In accordance with SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions,” a curtailment loss of $1.6 million was expensed in 2004 in addition to the net periodic benefit cost of $3.2 million expensed in 2004 as indicated above.  See Note 17 to the Consolidated Financial Statements, “Labor Matters,” for a description of benefits offered under the plan amendment and early retirement option.

          The 2005 changes in Medicare regulations do not apply to the Company’s postretirement medical benefits because the plan provides only a fixed benefit to retirees.

          The discount rate used for the U.S. plans in determining the accumulated postretirement benefit obligation was 5.5% and 5.8% for 2005 and 2004, respectively.  The Canadian plan used a discount rate of 5.5% and 6.0% for 2005 and 2004, respectively.

          Nearly all medical benefits obligated under the Company’s domestic postretirement medical plans are determined on a premium reimbursement basis.  The monthly reimbursements are capped at differing amounts based on the age of the retiree.  The Company’s total obligation and annual expense associated with its domestic plans are substantially unchanged by variations in health care cost trend rates.  The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation for the Company’s Canadian plan was 5.0% for 2005, which was assumed to remain constant at 5.0% over the next ten years.  A one-percentage-point change in the assumed health care cost trend rates would have the following effect on the Company’s Canadian plan:

	1 percentage point change

	Increase	Decrease

	(In thousands)
Accumulated postretirement benefit obligation	$698	$(643)
Service and interest costs	118	(107)

          The expected future benefit payments for the Company’s postretirement plans are as follows (in thousands):

Expected future benefit payments
2006	$2,394
2007	2,467
2008	2,538
2009	2,601
2010	2,673
2011-2015	13,905

Other Employee Benefit Plans

          The Company has an unfunded supplemental retirement plan designed to maintain benefits for eligible non-union domestic employees at the plan formula level.  The amounts expensed for this plan in 2005, 2004 and 2003 were $0.3 million, $0.2 million and $0.2 million respectively.  The Company has a similar plan for Canadian employees, and the amounts expensed for this plan was $0.1 million in 2005, 2004 and 2003.  At December 31, 2005 and 2004, the accumulated benefit obligation for the U.S. supplemental retirement plan was $2.9 million and $2.5 million, respectively.  The accumulated benefit obligation for the Canadian supplemental retirement plan was $0.9 million at December 31, 2005 and 2004.

          The expected future benefit payments for the supplemental retirement plans are as follows (in thousands):

	U.S. Plans	Canadian Plans

Expected future benefit payments
2006	$150	$72
2007	163	72
2008	227	71
2009	248	71
2010	255	71
2011-2015	1,511	414

          The Company has domestic profit participation plans under which it distributes quarterly to eligible employees 5% of its operating income after adjustments for certain non-operating items.  The Company also distributes quarterly to eligible Camrose employees profit participation based on a sliding scale of annualized profits. Under both plans, each eligible employee receives a share of the distribution based upon the employee’s base compensation in relation to the total base compensation of all eligible employees of the operating unit.  In addition, the Company offers an annual incentive plan to approximately 60 senior managers and officers based upon certain financial and operational performance criteria established for that year.  Annual incentive plan participants are not eligible for distributions under the profit participation plans. The Company may modify, amend or terminate the plans, at any time, subject to the terms of various labor agreements.  The Company recorded incentive compensation expense under these plans of $16.8 million, $16.0 million and $0.4 million, for the years ended December 31, 2005, 2004 and 2003, respectively.   Incentive compensation expense is included within cost of sales and selling, general and administrative expenses.

          The Company has qualified Thrift (401(k)) plans for eligible domestic employees under which the Company matches 50% to 100% of the first 4%, depending on the plan, of the participants’ contributions.  The Company’s matching contribution expense in 2005, 2004 and 2003 was $1.0 million, $0.8 million and $0.6 million, respectively.

13.     Operating Lease Commitments

          At December 31, 2005, the future minimum lease payments under operating leases, primarily for real property, machinery and equipment, are as follows (in thousands):

2006	$5,422
2007	5,058
2008	4,729
2009	4,658
2010	4,220
Beyond	14,681

14.     Related Party Transactions

Lampros Steel Inc. (and affiliated companies):

          The Portland Mill and CST sell product to Lampros Steel Inc. and affiliated companies (“Lampros”).  Transactions are at negotiated market prices.  The Portland Mill partners with Lampros to sell certain Portland Mill inventory to third parties.  CPC is a 50% co-tenant with Lampros in the ownership of a warehouse; which also includes 50% share of debt to purchase the warehouse.

          The following table summarizes the transactions between the Company and Lampros:

	2005	2004	2003

	(In thousands)
Sales to Lampros	$5,731	$5,673	$2,394
Accounts receivable from Lampros at December 31	645	422	382

Feralloy Corporation:

          The Portland Mill sells product to the Feralloy Corporation (“Feralloy”), the 40% owner of OFP through their subsidiary, Feralloy Oregon Corporation.  Transactions with Feralloy are at negotiated market prices.  In addition, the Chief Executive Officer of Feralloy has been a Director of the Company since 2002.

The following table summarizes the transactions between the Company and Feralloy:

	2005	2004	2003

	(In thousands)
Sales to Feralloy	$2,019	$2,974	$846
Accounts receivable from Feralloy at December 31	81	513	22

          In addition to the above, the Company, through OFP, had a receivable of $1.7 million and $2.4 million at December 31, 2005 and 2004, respectively, from Feralloy related to cash management transactions Feralloy has performed while managing the operations of OFP.

15.     Concentrations

          The Company’s Portland Mill purchases steel slab from a number of predominantly foreign producers.  Any interruption or reduction in the supply of steel slab may make it difficult or impossible to satisfy customers’ delivery requirements, which could have a material adverse effect on the Company’s results of operations.  In 2005, the Company had four primary suppliers of steel slab.  The Company does not maintain long-term purchasing contracts with any of its slab suppliers.  Most of the steel slabs the Company purchases are delivered by ship.  Any disruption to port operations, including those caused by a labor dispute or terrorism, could materially impact the supply or the cost of steel slabs, which could have a material adverse effect on the Company’s production, sales levels and profitability.

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

Oregon Steel Division

          In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality (“DEQ”) committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Company’s Portland Mill may have affected sediment quality in the Willamette River.  Based on preliminary findings, the Company is conducting a full remedial investigation (“RI”), including areas of investigation throughout the Portland Mill, and has committed to implement source control if required.  The Company’s best estimate for costs of the RI study is approximately $0.5 million over the next two years.  Based on the ongoing RI, limited source control has been identified as of December 31, 2005 with an expected cost of $0.3 million.  Accordingly, the Company has accrued a liability of $0.8 million as of December 31, 2005. The Company has also recorded a $0.8 million receivable for insurance proceeds that are expected to cover these costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these costs as incurred.  Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company’s results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs.  It is probable that the DEQ will require the Company to perform some stabilization of some portion of the riverbank on the Portland Mill property; however, the Company and the DEQ have not come to terms as to the scope of work at this time.  The Company’s estimate of the stabilization costs are expected to be capital in nature and not material to the Company’s consolidated financial statements. The Company is unable at this time to determine if the likelihood of any further unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.

          In a related matter, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency (“EPA”), identifying it, along with 68 other entities, as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to contamination in a portion of the Willamette River that has been designated as the “Portland Harbor Superfund Site.”  The letter advised the Company that it may be liable for costs of RI and remedial action at the Portland Harbor Superfund Site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability.  At this time, nine private and public entities have signed an Administrative Order on Consent (“AOC”) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Superfund Site under EPA oversight.  The RI/FS is expected to be completed in 2008.  Although the Company did not sign the original AOC, the Company is a member of the Lower Willamette Group, which is funding that investigation, and the Company signed a Coordination and Cooperation Agreement with the EPA that binds the Company to all terms of the AOC.  As a best estimate of the Company’s share of the remaining RI/FS costs, which are expected to be incurred in the next three years, the Company has accrued a liability of $1.1 million as of December 31, 2005.  The Company has also recorded a $1.1 million receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred.  At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by identified PRPs.  The Company intends to continue to work with interested parties to assess natural resources damages. The Company estimates its financial commitment in connection with future natural resource damage assessment to be approximately $0.5 million.  Based on this estimate, the Company has accrued a liability of $0.5 million as of December 31, 2005.  The Company has also recorded a $0.5 million receivable for insurance proceeds that are expected to cover these costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these costs as incurred. In connection with these matters, the Company could incur additional costs associated with investigation, remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company’s results of operations.  The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA, or natural resource damages and restoration that may be sought by federal, state and tribal natural resource trustees.

RMSM Division

          In October 1995, CF&I and the Colorado Department of Public Health and Environment (“CDPHE”) finalized a postclosure permit for hazardous waste units at the Pueblo Mill.  As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years.  The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist.  At December 31, 2005, there were 60 SWMU’s that still required remediation.  At December 31, 2005, the total accrued liability for all remaining SWMU’s was $25.2 million, of which $23.4 million was classified as non-current on the Company’s consolidated balance sheet.

          The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action (“Action”) in the second quarter of 2000.  In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the “State Consent Decree”).  CF&I has paid all penalties associated with that settlement, and was also required to convert to the new single New Source Performance Standards Subpart AAa compliant furnace.  The new furnace installation was completed in the fourth quarter of 2005.

          Beginning in May 2005, the CDPHE notified the Company of subsequent violations of the State Consent Decree, which included violations of opacity standards, violations of minimum intervals between tapping operations at CF&I’s furnaces, and failure to perform yearly relative accuracy tests for the Quality Assurance/Quality Control ultrasonic flow monitors.  In October 2005, a settlement was reached between CF&I and the CDPHE and included penalties for all violations with the State Consent Decree through the settlement date.  The settlement provided for CF&I to pay $0.2 million in penalties, fund approximately $0.8 million in supplemental environmental projects (“SEP’s”), pay approximately $0.1 million in consulting services and make certain capital improvements expected to cost $0.7 million.  At December 31, 2005, CF&I paid $0.2 million, $0.3 million and $0.1 million of the penalties, SEP’s and consulting services, respectively.  Other than the capital improvements, CF&I accrued all unpaid settlement amounts at December 31, 2005.

          In response to the settlement of these violations as well as other unrelated penalties, CF&I expensed $0.3 million and $1.0 million during the years ended December 31, 2005 and 2004, respectively, for possible fines and non-capital related expenditures.  As of December 31, 2005, the total accrued liability for all non-capital related expenditures was approximately $0.5 million.

Purchase Commitments

          Effective January 8, 1990, the Company entered into an agreement, which was subsequently amended on December 7, 1990 and again on April 3, 1991, to purchase a base amount of oxygen produced from a facility located at the Company’s Portland Mill. The oxygen facility is owned and operated by an independent third party. The agreement expires in August 2011 and specifies that the Company will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index. The monthly base charge at December 31, 2005 was approximately $0.1 million. In addition, the agreement does not currently provide benefit to the Company’s operations as the Portland Mill’s melt shop is currently not in use. If the Company determines that the melt shop will not reopen or decides to terminate the agreement, it will incur an expense for contract termination costs. The Company estimates the cancellation and buyout costs could range from $3.2 million to $3.8 million, depending on the negotiation of the settlement. None of the future costs of the contract have been accrued in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as the Company has not effectively ceased its rights under the contract.

          A similar contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and was subsequently amended on December 15, 1994.  The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index.  The monthly base charge at December 31, 2005 was $0.1 million.  The contract continues through 2013.

          The Company is obligated to supply a quantity of steel coil for processing through the OFP temper mill and a cut-to-length facility of not less than 15,000 tons per month.  If at the end of each calendar quarter, the twelve month rolling average of steel coil actually supplied for processing is less than 15,000 tons and OFP operates at less than breakeven (as defined in the Joint Venture Agreement), then the Company is required to make a payment to OFP equal to the shortfall.  At the end of each calendar year, the actual results are compared to the shortfall payment made by the Company to OFP. If the twelve month calculation results in a shortfall payment that is less than the amount paid by the Company then the Company is owed a refund for the difference.  The Company’s consolidated financial statements include a net charge of $0.3 million related to the shortfall for the year ended December 31, 2005.  The Company did not record similar charges during the comparable periods of 2004 or 2003.

          In March 2005, the Company entered into an agreement to purchase the manufacturing equipment for the Company’s new spiral weld large diameter line pipe mill (“Spiral Weld Mill”), which will be located at the Company’s Portland Mill.  The agreement, as amended, specifies that the Company will pay approximately $16.0 million for the delivery and installation of the machinery, which will be paid in installments as certain performance milestones are reached by the vendor.  At December 31, 2005, the Company had paid $4.8 million of this commitment.  The construction of the Spiral Weld Mill is expected to be completed in July of 2006.

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

          The CPC loan of $3.5 million as of December 31, 2005 was entered into for an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement.  The Company is not a guarantor for CPC’s co-tenant’s share; however, CPC is a co-borrower and is jointly and severally liable in the event of default by the other co-tenant or its respective guarantors.  The co-tenant’s share of the loan was $3.5 million as of December 31, 2005.  Two owners of the co-tenant are personal guarantors of the entire loan.  The Company believes that the co-tenant has sufficient liquidity to pay its share of the loan.

17.     Labor Matters

CF&I Labor Dispute Settlement

          On January 15, 2004, the Company announced a tentative agreement to settle the labor dispute between the United Steelworkers of America (“Union”) and CF&I that had been ongoing since October 1997 and on September 10, 2004 the settlement was finalized and became effective (“Settlement”).  The Settlement resulted in the dismissal of all court actions between CF&I and the Union relating to the labor dispute and environmental matters and the conditional withdrawal of charges by the United States National Labor Relations Board. The Settlement also included the ratification of new five-year collective bargaining agreements and called for the establishment of a trust.  On September 10, 2004, the Rocky Mountain Steel Mills – United Steelworkers of America Back Pay Trust (“Trust”) was established. As part of the tentative settlement the Company had originally planned to issue four million shares of the Company’s common stock to the Trust on behalf of CF&I.  On September 10, 2004, the parties agreed instead that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Company’s common stock in an underwritten stock offering.

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

CF&I Labor Dispute Settlement – Accounting

          The Company recorded charges of $31.1 million in 2003 related to the tentative Settlement obligation.  The charge consisted of (1) $23.2 million for the value of four million shares of the Company’s common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above.  As noted above, on September 10, 2004, the parties agreed that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Company’s common stock in an underwritten stock offering.  On September 29, 2004, the public offering price was established at $16.00 per share, and $64.0 million was paid to the Trust in the fourth quarter of 2004.  In 2004, the Company recorded a charge of $45.4 million related to the Settlement obligation consisting of (1) $40.8 million for the incremental change in value of the four million shares of the Company’s common stock, (2) $8.9 million in retirement benefits for the 200 employees who accepted the early retirement benefits, which were partially offset by (3) a reduction of $4.3 million of the existing LTD accrual.  At December 31, 2004, $1.1 million was accrued for LTD benefits.  In 2005, the Company recorded a reduction of $0.7 million to the LTD accrual, which was also classified as labor dispute settlement charges on the Company’s consolidated statement of operations.  Members of the bargaining unit who did not elect to early retire had until September 2005 to claim LTD benefits.  In 2005 the Company reduced the LTD accrual established in 2004 to the expected benefit obligation for specific beneficiaries identified in September 2005.  The Company expensed $2.8 million and $6.8 million during the years ended December 31, 2005 and 2004, respectively, for the BPPSO and related payroll taxes.  The BPPSO charges were classified as selling, general and administrative expenses.

18.     Asset Impairments

          In July 2004, the Company idled its Napa Mill and in December 2004, the Company announced the permanent closure of the Napa Mill at which point it engaged with third parties to market the pipe mill equipment and real estate.   As discussed in Note 21 to the Consolidated Financial Statements, “Assets Held for Sale,” the real estate was sold in December 2005.   As a result of the sale of the real estate, at which point in time there was no prospective buyers for the equipment, as well as other factors, the Company recorded a pre-tax impairment charge to earnings of $13.7 million in 2005.  In addition, the Company recorded a charge to cost of sales of $1.5 million which related to the reduction of the dedicated stores and operating supplies to net realizable value.  The fair values of the equipment and the stores and operating supplies were based on quotes from third parties.

          In May 2003, the Company shut down its Portland Mill melt shop. The determination to close the melt shop was based on the Company’s ability to obtain steel slab through purchases from suppliers on the open market, and the high energy and raw material costs and the yield losses associated with the inefficient casting technology in use at the Portland Mill.  The Company continues to maintain the melt shop in operating condition.

          In connection with the melt shop closure, the Company has determined the value of the related assets to be impaired.  Accordingly, in the second quarter of 2003, the Company recorded a pre-tax impairment charge to earnings of $18.6 million for the melt shop and other related assets. In addition, the Company recorded a charge to cost of sales for $8.4 million which pertained to the reduction of dedicated stores and operating supplies to net realizable value.  At December 31, 2005, the carrying value of the fixed assets was approximately $1.3 million. The fair value of the impaired fixed assets was determined using the Company’s estimate of market prices for similar assets.

          As discussed in Note 16 to the Consolidated Financial Statements, “Contingencies,” part of the settlement with the CDPHE and the EPA required CF&I to install a new electric arc furnace, replacing the two former furnaces with a combined melting and casting capacity of approximately 1.1 million tons through two continuous casters.  As the new single furnace operation would not have the capacity to support a two caster operation, CF&I determined that one caster and other related assets had no future service potential.  Accordingly, in the second quarter of 2003, the Company recorded a pre-tax impairment charge to earnings of $8.2 million for fixed assets and a charge to cost of sales for $0.9 million which pertained to the reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value following the impairment charge, the carrying value of the fixed assets was zero after the effect of the impairment charge.

19.     Capital Stock

Stock Offering

          On October 5, 2004, the Company received funds related to the completed underwritten offering of 8,625,000 shares of common stock at a price to the public of $16.00 per share, which included the underwriters’ over allotment option of 1,125,000 shares.  After deducting the underwriting discount of $7.2 million and other expenses of $0.7 million, the net proceeds received from the offering were $130.1 million.  Also, on October 5, 2004, the Company paid $64.0 million of the proceeds to the Trust as part of the labor dispute settlement of CF&I.  See Note 17 to the Consolidated Financial Statements, “Labor Matters,” for additional details.

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

Stock Options

          The Company maintains a Non-Qualified Stock Option Plan (“Plan”), effective January 1, 2000. As of December 31, 2005, the Company has granted options to purchase 923,000 shares to certain senior management employees under the provisions of the Plan.  The exercise price is the fair value per share on the date of grant.  The term of each option is 10 years from grant date.  Depending upon the particular grant, options vest under one of two schedules: 1) One-half of the options granted vest immediately upon the grant, and the remaining one-half vest ratably over a three-year period or, 2) options vest ratably over a three-year period starting with the first year anniversary after the grant date. At December 31, 2005, there were 77,000 shares reserved for future issuance under the Plan.

          The Company also maintains a Non-Employee Director Stock Option Plan (“Director Plan”), effective April 26, 2002.  As of December 31, 2005, the Company has granted options to purchase 60,000 shares of its common stock to individuals who are Non-Employee Directors under the provisions of the Director Plan at fair market value on the date of the grant.  Options vest over a three year annual graded schedule from their grant date and expire no later than ten years from the date of the grant.  At December 31, 2005, there were 90,000 shares reserved for future issuance under the Director Plan.

          A summary of option activity is as follows:

	2005		2004		2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options Outstanding
Outstanding at beginning of period	634,468	$6.09	595,200	$3.79	628,900	$3.83
New Grants	—	—	319,000	8.04	12,000	2.33
Exercised	(376,053)	5.01	(274,834)	3.42	(9,416)	1.94
Terminated	—	—	(4,898)	3.95	(36,284)	4.40

Outstanding at end of period	258,415	7.63	634,468	6.09	595,200	3.79
Outstanding but not exercisable	(213,330)	7.93	(337,672)	7.88	(97,906)	4.73

Exercisable at end of period	45,085	$6.18	296,796	$4.05	497,294	$3.61

          The Company did not award options during the year ended December 31, 2005.  Pursuant to SFAS No.123, the estimated grant date fair value of awards granted in the years ended December 31, 2004 and 2003, using the Black-Scholes option pricing model, is as follows:

	2004	2003

The weighted average fair value of options granted during the year per share	$5.66	$1.65
Assumptions:
Dividend Yield	0%	0%
Volatility	71.5%	73.8%
Risk-Free Rate of Return	4.1%	3.5%
Expected option term (in years)	7	7

          A summary of options outstanding at December 31, 2005, is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price

$2.01 to $4.00	14,600	6.86	$2.78	10,600	$2.95
$4.01 to $6.00	3,900	5.32	$4.95	3,900	$4.95
$6.01 to $8.00	22,584	6.32	$7.25	22,584	$7.25
$8.01 to $10.00	217,331	8.33	$8.04	8,001	$8.04

	258,415			45,085

Other Awards

          In 2005, the Company issued performance awards to its employees under its LTIP.  The performance awards are earned based on the Company achieving goals within defined performance categories over a three-year period beginning from the January 1, 2005 service date.  One half of the total performance awards are earned based on both the market condition and performance condition, which are not interdependent.  Earned awards will be paid 60% in cash and 40% in Company common stock.

          In accordance with APB No.25, the Company recorded compensation expense of $2.0 million in 2005 based on the quoted market price of the Company’s stock at December 31, 2005 and the number of shares expected to vest.  Should the Company achieve the highest goals established for both the performance and market conditions, the Company’s share-settled obligation would be approximately 83,000 shares.  There is no exercise price associated with the performance awards.  Pursuant to FAS No.123, the grant date fair value of the awards that are earned under the performance condition is equal to their grant date intrinsic value of $15.08 per share.  The grant date fair value of the awards that are earned under the market condition is approximately $0.5 million, and was determined by a independent third party using simulation analysis known as the Monte Carlo model using the following assumptions:  (1) an annualized dividend yield of 0%, (2) historic volatility of 71.0%, (3) a 3.7% risk-free rate of return and (4) an expected award term of 3 years.  The cash-settled performance award will be paid at an amount equal to the closing price of the Company’s stock on the last day of the three year service period.  The grant date fair value for these cash-settled awards is remeasured to fair value at each future reporting date.

          In addition, the Company granted approximately 13,000 shares of restricted stock to its non-employee directors.  The share-based awards are earned by satisfying a three year service period from the April 28, 2005 grant date.  The grant date fair value of the restricted stock is equal to the intrinsic value at the date of grant, or $15.08 per share.

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

          In 2005, the Company purchased the 3% interest in New CF&I previously owned by Nissho Iwai.  All minority interest associated with that interest has been eliminated from the Company’s consolidated balance sheet.

21.      Assets Held for Sale

          In December 2005, the Company sold the Napa Mill real estate with a carrying value of $13.8 million for $39.1 million, net of applicable selling costs.  Due to the terms of the sales agreement, the Company reversed the environmental reserve of $1.0 million associated with the property.  The Company recognized a gain on the sale of the Napa Mill real estate of $26.3 million, which was classified as a gain on disposal of assets in the Company’s consolidated statements of income.

22.      Investment in Camrose Pipe Mill and Goodwill

          On March 30, 2005, the Company, through a wholly owned subsidiary, purchased the 40 percent partnership interest in Camrose previously owned by a subsidiary of Stelco, Inc., and the Company now indirectly owns 100 percent of Camrose.  The Company has recorded the acquisition in accordance with SFAS No. 141, “Business Combinations.”  The purchase price, including acquisition related costs, was $18.6 million.  There are no contingent payments or any other material future obligations related to the acquisition.   The Company completed the purchase price allocation and recorded goodwill totaling $3.9 million in 2005.  The allocation included increases to the fair value of inventory and property, plant and equipment.  The Company also recorded the fair value of customer backlog specific to significant sales orders outstanding at the date of acquisition.  In addition, the Company increased deferred employee liabilities for Camrose’s defined benefit and postretirement medical plans.  All minority interest associated with Camrose has been eliminated from the Company’s consolidated balance sheet.

23.       Conditional Asset Retirement Obligations

          The Company adopted FIN 47 in the fourth quarter of 2005 and determined obligations exist that fall under the scope of the new Interpretation.  Asbestos is believed to exist in structures located at both the Portland Mill and Pueblo Mill properties.  The Company has the duty to dispose of asbestos in a regulated manner, if it were to decide to undertake a facility renovation or demolition of any of the at risk structures identified.  FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated.   As the Company does not intend to change the structural configuration on any of its properties in a way that would require the removal and disposal of the asbestos, the Company cannot reasonably estimate the fair value of those activities.   The Company has not recorded a liability for conditional asset retirement obligations as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
New CF&I Inc.:

We have audited the accompanying consolidated balance sheets of New CF&I, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ deficit and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New CF&I, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Portland, Oregon
February 17, 2006

NEW CF&I, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share and share amounts)

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Trade accounts receivable, less allowance for doubtful accounts of $472 and $1,083	49,273	46,643
Inventories	62,411	70,940
Deferred income taxes	2,473	3,610
Other	3,318	3,376

Total current assets	117,476	124,570

Property, plant and equipment:
Land and improvements	3,301	3,301
Buildings	19,871	19,836
Machinery and equipment	302,245	273,126
Construction in progress	6,161	7,702

	331,578	303,965
Accumulated depreciation	(161,457)	(149,595)

Net property, plant and equipment	170,121	154,370

Intangibles, net	29,916	32,481
Non-current deferred income taxes	47,578	52,790
Minority interests	5,952	7,136

TOTAL ASSETS	$371,043	$371,347

LIABILITIES
Current liabilities:
Accounts payable	$22,262	$40,413
Accrued expenses	40,051	28,171

Total current liabilities	62,313	68,584
Long-term debt - Oregon Steel Mills, Inc.	287,669	288,730
Environmental liability	24,863	25,596
Deferred employee benefits	34,620	46,467

Total liabilities	409,465	429,377

Redeemable common stock, 20 shares issued and outstanding (Note 10)	16,800	21,840

Commitments and contingencies (Note 11)
STOCKHOLDERS’ DEFICIT
Common stock, par value $1 per share, 1,000 shares authorized; 200 shares issued and outstanding	1	1
Additional paid-in capital	19,931	16,603
Accumulated deficit	(69,616)	(92,802)
Accumulated other comprehensive loss:
Minimum pension liability	(5,538)	(3,672)

Total stockholders’ deficit	(55,222)	(79,870)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$371,043	$371,347

The accompanying notes are an integral part of the consolidated financial statements.

NEW CF&I, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Year ended December 31,

	2005	2004	2003

Sales:
Product sales	$463,901	$471,823	$340,658
Freight	15,161	15,834	15,274

	479,062	487,657	355,932
Costs and expenses:
Cost of sales	389,412	391,791	336,749
Fixed asset impairment charges (Note 13)	—	—	8,223
Labor dispute settlement charges (Note 12)	(665)	45,352	31,089
Selling, general and administrative expenses	25,329	25,735	17,490
Loss (gain) on disposal of assets	1,820	699	(2,155)

	415,896	463,577	391,396

Operating income (loss)	63,166	24,080	(35,464)
Other income (expense):
Interest expense, net	(30,177)	(24,409)	(24,087)
Minority interests	(1,268)	191	2,567
Other income (expense), net	268	248	(52)

Income (loss) before income taxes	31,989	110	(57,036)
Income tax benefit (expense)	(8,803)	15,511	3,821

Net income (loss)	$23,186	$15,621	$(53,215)

The accompanying notes are an integral part of the consolidated financial statements.

NEW CF&I, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
AND COMPREHENSIVE INCOME (LOSS)
(In thousands except shares)

					Accumulated Other Comprehensive Income (loss)
	Common Stock		Additional Paid-in Capital
				Accumulated Deficit
	Shares	Amount				Total

Balances, December 31, 2002	200	$1	$16,603	$(55,208)	$(3,491)	$(42,095)
Net loss	—	—	—	(53,215)	—	(53,215)
Minimum pension liability	—	—	—	—	(709)	(709)

Comprehensive loss	—	—	—	—	—	(53,924)

Balances, December 31, 2003	200	$1	$16,603	$(108,423)	$(4,200)	$(96,019)
Net income	—	—	—	15,621	—	15,621
Minimum pension liability	—	—	—	—	528	528

Comprehensive income	—	—	—	—	—	16,149

Balances, December 31, 2004	200	$1	$16,603	$(92,802)	$(3,672)	$(79,870)
Net income	—	—	—	23,186	—	23,186
Minimum pension liability	—	—	—	—	(1,866)	(1,866)

Comprehensive income	—	—	—	—	—	21,320

Change in common stock ownership	—	—	3,328	—	—	3,328

Balances, December 31, 2005	200	$1	$19,931	$(69,616)	$(5,538)	$(55,222)

The accompanying notes are an integral part of the consolidated financial statements.

NEW CF&I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$23,186	$15,621	$(53,215)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Fixed and other asset impairment charges (Note 13)	—	—	9,157
Labor dispute settlement charges (Note 12)	—	—	31,089
Depreciation and amortization	20,320	19,232	18,689
Deferred income taxes	6,349	(15,238)	(3,535)
Minority interests	1,268	(167)	(2,567)
Loss (gain) on disposal of assets	1,821	699	(2,155)
Other, net	(12,095)	(1,748)	(3,628)
Changes in assets and liabilities:
Trade accounts receivable	(2,630)	(7,546)	(3,025)
Inventories	8,529	(35,912)	10,142
Accounts payable	(19,190)	18,425	(778)
Accrued expenses	11,880	6,808	34
Other	58	(1,622)	342

Net cash provided (used) by operating activities	39,496	(1,448)	550

Cash flows from investing activities:
Additions to property, plant and equipment	(39,078)	(11,393)	(11,648)
Proceeds from disposal of assets	643	466	2,838

Net cash used by investing activities	(38,435)	(10,927)	(8,810)

Cash flows from financing activities:
Borrowings from Oregon Steel Mills, Inc.	218,249	262,006	148,792
Payments to Oregon Steel Mills, Inc.	(219,310)	(249,635)	(140,816)

Net cash provided (used) by financing activities	(1,061)	12,371	7,976

Net decrease in cash and cash equivalents	—	(4)	(284)
Cash and cash equivalents at the beginning of year	1	5	289

Cash and cash equivalents at the end of year	$1	$1	$5

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$30,994	$24,628	$24,478

The accompanying notes are an integral part of the consolidated financial statements.

NEW CF&I, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Nature of Operations

          New CF&I, Inc. and subsidiaries (“New CF&I”) manufacture various specialty and commodity steel products at its steelmaking and finishing facilities in Pueblo, Colorado (“Pueblo Mill”).  Principal markets are steel fabricators, railroads, and other industrial concerns, primarily in the United States west of the Mississippi River.

          New CF&I was incorporated in the State of Delaware on May 5, 1992, as a wholly owned subsidiary of Oregon Steel Mills, Inc. (“Oregon Steel”).  Oregon Steel now holds a 90 percent interest in New CF&I.

          On March 3, 1993, New CF&I (1) issued 100 shares of common stock to Oregon Steel for $22.2 million in certain consideration and, (2) as the general partner, acquired for $22.2 million a 95.2% interest in a newly formed limited partnership, CF&I Steel, L.P. (“CF&I”).  The remaining 4.8% interest was acquired by the Pension Benefit Guaranty Corporation (“PBGC”) as a limited partner.  On October 1, 1997, Oregon Steel purchased PBGC’s limited partnership interest in CF&I, and subsequently sold 0.5% to the other shareholder of New CF&I.

2.        Summary of Significant Accounting Policies

Principles of Consolidation

          The consolidated financial statements include the majority owned CF&I and the Colorado and Wyoming Railway Company (“C&W”), a wholly owned subsidiary.  All significant intercompany transactions and account balances have been eliminated.

Use of Estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Revenue Recognition

          New CF&I recognizes revenues when title passes, the earnings process is substantially complete, and New CF&I is reasonably assured of the collection of the proceeds from the exchange, all of which generally occur upon shipment of New CF&I’s products or delivering of the product at the destination specified by the customer.

Concentrations of Credit Risk

          Financial instruments that potentially subject New CF&I to concentrations of credit risk consist principally of trade receivables. New CF&I believes that risk of loss on its trade receivables is reduced by ongoing credit evaluation of customer financial condition and requirements for collateral, such as letters of credit and bank guarantees.

Inventories

          New CF&I’s inventory consists of raw materials, semi-finished, finished products and operating stores and supplies.  At December 31, 2005, inventory was approximately $62.4 million.  As of December 31, 2005 and 2004, New CF&I had recorded no adjustments for lower of manufacturing cost or market (“LCM”) charges.  Manufacturing cost is determined using the average cost method.

Property, Plant and Equipment

          Property, plant and equipment are stated at cost, including interest capitalized during construction of $1.0 million, $0.5 million and $0.5 million in 2005, 2004 and 2003, respectively. Depreciation is determined using principally the straight-line and the units of production methods over the estimated useful lives of the assets.  The original cost of machinery, which is being depreciated using the units of production method, is approximately $35.0 million.  Total finished goods production for the years ended 2005, 2004, and 2003 were 752,000 tons, 851,000 tons, and 894,000 tons, respectively.  The estimated useful lives of most of New CF&I’s operating machinery and equipment are from 15 to 20 years.  Maintenance and repairs are expensed as incurred and costs of improvements are capitalized.  Major maintenance and repair expenses for 2005, 2004, and 2003 were $30.0 million, $28.3 million, and $28.9 million, respectively.  Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in results of operations.

Intangible Assets

          Indefinite-lived intangible assets are reviewed at least annually for impairment.  Intangible assets consisted of proprietary technology, water rights and pension-related intangibles at CF&I, presented at cost, net of accumulated amortization. The proprietary technology is amortized over the estimated useful life of fifteen years using the straight-line method.  The water rights are considered indefinite lived and not amortized.

Impairment of Long-Lived Assets

          When events or circumstances indicate the carrying value of a long-lived asset may be impaired, New CF&I uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset’s net book value, New CF&I then considers estimated fair market value versus carrying value in determining any potential impairment.  Impairment charges of $8.2 million were recorded in the second quarter of 2003 related to the impairment of a furnace and other assets at the Pueblo Mill, as discussed in Note 13 of New CF&I’s Consolidated Financial Statements, “Asset Impairments.”

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

Segment Reporting

          In accordance with the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, New CF&I operates in a single reportable segment, the steel industry.  All of the products of New CF&I are steel products in finished or semi-finished form.  Production is the standard “mini mill” process where electric arc furnaces are used to melt raw material and other metallics.  Liquid steel is cast and cooled, then reheated for additional forming.   New CF&I markets and sells the majority of its products through its own sales organization to customers primarily in the transportation, construction, or oil and gas industries.  New CF&I distributes product to various locations in the United States, Canada and Mexico, and as appropriate, through foreign sales agents.

          See Note 3 to New CF&I’s Consolidated Financial Statements, “Product Sales,” for additional disclosures of revenues by product group.

Shipping and Handling Cost

          All shipping costs billed to customers are recorded as revenue with the related cost being recorded under cost of sales.  Internal handling costs incurred to store, move, or prepare goods for shipments are classified as selling, general, and administrative expenses.  For the years of 2005, 2004, and 2003, internal handling costs were $2.3 million, $2.8 million and $3.0 million, respectively.

Reclassifications

          Certain reclassifications have been made in prior years to conform to the current year presentation.  New CF&I has reclassified incentive compensation between cost of sales and selling, general and administrative expenses.  In addition, New CF&I has reclassified a portion of the fixed and other asset impairment charge taken in 2003.  The portion of that charge associated with the stores and operating supplies inventories has been reclassified as cost of sales.

          The reclassifications made to prior years do not affect operating income as previously reported.

New Accounting Pronouncements

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  New CF&I has applied ARB No. 43 consistent with SFAS No. 151 and does not expect any impact on its consolidated financial statements.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.”  The guidance in Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  The statement did not have a material impact on the consolidated financial statements.

          In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated.  The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  During the year ended December 31, 2005, New CF&I adopted FIN 47.  The interpretation did not have a material impact on the consolidated financial statements.  See Note 16 to New CF&I’s Consolidated Financial Statements, “Conditional Asset Retirement Obligations,” for further discussion.

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

3.        Product Sales

          Sales to external customers by product group are as follows:

	2005	2004	2003

	(In thousands)
Long products	$454,643	$462,323	$304,501
Seamless pipe	—	1,638	28,900
Other	9,258	7,862	7,257

Total product sales	$463,901	$471,823	$340,658

          The long products group includes all rail and rod and bar products.

4.       Inventories

          Inventories are as follows at December 31:

	2005	2004

	(In thousands)
Raw materials	$33,027	$19,750
Semi-finished product	7,030	26,226
Finished product	8,168	13,504
Stores and operating supplies	14,186	11,460

Total inventories	$62,411	$70,940

5.       Accrued Expenses

          Accrued expenses consist of the following at December 31:

	2005	2004

	(In thousands)
Accrued payroll and benefits	$7,970	$7,811
Accrued environmental	2,357	3,131
Accrued property taxes	2,113	2,033
Accrued expenses and product claims	414	504
Accrued incentive compensation	1,569	2,116
Accrued defined benefit plan and post-retirement obligations	20,517	7,890
Accrued back pay profit sharing obligation and related payroll taxes	3,257	3,508
Other	1,854	1,178

Total accrued expenses	$40,051	$28,171

6.       Debt, Financing Arrangements and Liquidity

          Borrowing requirements for capital expenditures and working capital have been provided through three revolving loans from Oregon Steel to CF&I.  The loans include interest on the daily amount outstanding, paid monthly, at the rate of 10.65% per annum. The principal is due on demand or on December 31, 2007 if no demand is made.

          At December 31, 2005, principal payments on long-term debt are due as follows (in thousands):

2007	$287,669

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

7.       Intangible Assets

          New CF&I has proprietary technology and water rights and accounts for these intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  New CF&I does not have any other acquired intangible assets, whether finite or indefinite lived assets, but does carry certain pension-related intangibles.

          The carrying amount of intangible assets and the associated amortization expenses are as follows:

	As of December 31, 2005			As of December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In thousands)
Pension-related intangibles	N/A	N/A	$18,752	N/A	N/A	$21,186
SFAS No. 142 Intangible Assets:
Water rights	$11,024	$(502)	10,522	$11,024	$(502)	10,522
Proprietary technology (1)	1,753	(1,111)	642	1,753	(980)	773

	$12,777	$(1,613)	$11,164	$12,777	$(1,482)	$11,295

          New CF&I recorded amortization expense of $0.1 million for all three years ended, December 31, 2005, 2004 and 2003.  The amortization expense for each of the next five years related to intangible assets is expected to be approximately $0.1 million.

(1)	Weighted average amortization period is fifteen years.

8.       Income Taxes

          The income tax benefit (expense) consists of the following:

	2005	2004	2003

	(In thousands)
Current:
Federal	$—	$—	$768
State	(109)	(66)	(10)

	(109)	(66)	758

Deferred:
Federal	(11,715)	16,684	5,918
State	3,021	(1,107)	(2,855)

	(8,694)	15,577	3,063

Income tax benefit (expense)	$(8,803)	$15,511	$3,821

          A reconciliation of the statutory benefit (tax) rate to the effective benefit (tax) rate on income (loss) before income taxes is as follows:

	2005	2004	2003

U.S. statutory income benefit (tax) rate	(35.0)%	(35.0)%	35.0%
State taxes, net	5.9	(693.0)	(0.3)
Permanent differences	1.3	325.9	0.1
Change in valuation allowance - federal	0.0	14,587.7	(28.1)
Other	0.3	(74.7)	—

	(27.5)%	14,110.9%	6.7%

          The current and noncurrent components of the net deferred tax assets at December 31 are as follows:

	2005	2004

	(In thousands)
Net current deferred tax asset:
Assets:
Inventories	$625	$683
Accrued expenses	1,460	2,283
Allowance for doubtful accounts	388	644

Net current deferred tax asset	$2,473	$3,610

Net noncurrent deferred tax asset:
Assets:
State tax credits	$3,569	$2,499
Environmental liability	12,447	12,810
Net operating loss carryforward	58,456	71,256
Pension minimum liability adjustment	3,617	2,421
Other	7,775	10,270

	85,864	99,256
Valuation allowance	(4,043)	(7,987)

	81,821	91,269

Liabilities:
Property, plant and equipment	34,243	38,479

	34,243	38,479

Net noncurrent deferred tax asset	$47,578	$52,790

          At December 31, 2005 and 2004, New CF&I included in accounts payable amounts due from Oregon Steel of $37,000 and $61,000, respectively, related to income taxes.

          At December 31, 2005, New CF&I had state tax credits of $3.6 million related to enterprise zone credits for eligible completed capital projects, expiring 2008 through 2017.

          At December 31, 2005, New CF&I had $151 million in federal net operating loss carryforwards expiring in 2011 through 2024.  In addition, New CF&I had $139.3 million in state net operating loss carryforwards expiring in 2011 through 2024.

          Oregon Steel files its income tax return as part of a consolidated group, for which a formal tax allocation agreement exists.  As a subsidiary of Oregon Steel, New CF&I is included in the consolidated group and thus does not file a separate tax return.  Under the terms of the tax allocation agreement, each subsidiary of Oregon Steel is required to compute its separate tax liability as if it had filed a separate tax return and pay such amount to Oregon Steel.  Also, each subsidiary will be compensated by Oregon Steel to the extent that tax benefits generated by the subsidiary provided a benefit on a consolidated basis.  The tax allocation agreement provides that subsidiary compensation will occur only when the subsidiary contributing the loss could have utilized the loss if a separate tax return had been filed by the subsidiary.  Oregon Steel has no obligation to compensate a subsidiary until the end of September following the year in which the subsidiary could have utilized the loss.  On this basis, New CF&I computes its stand alone tax assets and liabilities, and reflects such balances in its consolidated balance sheets.

          New CF&I maintained a valuation allowance of $4.0 million and $8.0 million at December 31, 2005 and 2004, respectively.  The valuation allowance at December 31, 2005 consisted solely of State of Colorado net operating losses and credits.  The valuation allowances at December 31, 2004 consisted of federal and state net operating loss carryforwards, alternative minimum tax credits and state tax credit carryforwards.   SFAS No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carryforwards, state tax credits and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not;” otherwise, a valuation allowance is required to be recorded.  Based on this guidance, Oregon Steel reduced its valuation allowance by approximately $4.0 million for the year ended December 31, 2005 due to consistent track record of earnings throughout the year, and an update of expected future earnings including the expected profitability from the restart of the seamless pipe mill, in 2006.  In 2004, Oregon Steel reduced its valuation allowance by approximately $15.0 million due to improved earnings which increased the likelihood of utilizing the deferred tax assets.  New CF&I will continue to reevaluate the need for a valuation allowance in the future.  As part of its realizability analysis, New CF&I factors in the tax situation of the entire Oregon Steel consolidated group.  Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowance in the future.

9.       Employee Benefit Plans

          New CF&I has noncontributory defined benefit pension plans, postretirement health care and life insurance benefit plans that cover nearly all of its eligible employees.  Certain management employees are no longer eligible to participate in the defined benefit plans if they were hired after September 1, 2005.  Those employees are instead enrolled in an employer funded defined contribution plan equal to three percent of annual wages.  The new defined contribution plan is funded annually, and participants’ benefits vest after five years of service.  New CF&I also offers a qualified Thrift (401(k)) plan to all of its employees.

Defined Benefit Pension Plans

          New CF&I has noncontributory defined benefit pension plans covering substantially all eligible employees.  The plans provide benefits based on participants’ years of service and compensation.  New CF&I funds at least the minimum annual contribution required by ERISA.

The following table sets forth the funded status of the plans and the amounts recognized as of December 31:

	2005	2004

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at January 1	$71,307	$37,913
Service cost	2,317	2,141
Interest cost	4,003	2,699
Plan amendments	—	22,890
Benefits paid	(3,577)	(1,702)
Actuarial loss	4,563	1,209
Curtailment loss	—	(81)
Special termination benefits	—	6,238

Projected benefit obligation at December 31	78,613	71,307

Change in plan assets:
Fair value of plan assets at January 1	27,671	21,469
Actual return on plan assets	3,134	3,087
Company contribution	6,750	4,817
Benefits paid	(3,577)	(1,702)

Fair value of plan assets at December 31	33,978	27,671

Projected benefit obligation in excess of plan assets	(44,635)	(43,636)
Unrecognized prior service cost	18,752	21,186
Unrecognized net loss	12,229	8,552

Net amount recognized	(13,654)	(13,898)
Intangible asset	18,752	21,186
Minimum liability	(28,269)	(27,557)

Net pension liability recognized in consolidated balance sheet	$(23,171)	$(20,269)

          Components of net periodic benefit cost are as follows:

	2005	2004	2003

	(In thousands)
Components of net periodic benefit cost:
Service cost	$2,317	$2,141	$2,145
Interest cost	4,003	2,699	1,972
Expected return on plan assets	(2,399)	(1,865)	(1,570)
Amortization of unrecognized prior service cost	2,435	609	—
Amortization of unrecognized net loss	151	491	510

Total net periodic benefit cost	$6,507	$4,075	$3,057

          On September 10, 2004, CF&I finalized the labor dispute settlement (the “Settlement”) between the United Steelworkers of America (“Union”) and CF&I.  The Settlement included certain defined benefit pension enhancements resulting in an amendment to the plan.  In addition, 200 members covered by the collective bargaining agreements have accepted CF&I’s offer for Voluntary Early Retirement (“VER”) which includes unreduced pension benefits.  In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” special termination benefits of $6.2 million and a curtailment loss of $1.1 million were expensed in 2004 in addition to the net period benefit cost of $4.1 million expensed in 2004 as indicated above.  See Note 12 to New CF&I’s Consolidated Financial Statements, “Labor Matters,” for a description of benefits offered under the plan amendment and early retirement option.

          The accumulated benefit obligation as of December 31, 2005 and 2004 was $75.9 million and $69.1 million, respectively.  The minimum employer contribution due for 2005 in 2006 is $2.9 million, however New CF&I has accrued $19.4 million as a short-term liability as its estimate of involuntary and additional voluntary 2006 contributions.

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

          Plan assets are invested as follows as of December 31 (defined benefit pension plans’ measurement date):

	Target	2005	2004

Information about plan assets:
Cash	0.0%	0.0%	1.3%
U.S. equity funds	35.0%	29.9%	52.7%
Non-U.S. Equity funds	18.0%	21.4%	14.1%
Fixed income securities	5.0%	5.0%	4.0%
Real estate funds	12.0%	12.6%	7.7%
Absolute return strategy funds	20.0%	20.8%	14.6%
Real return strategy funds	10.0%	10.3%	5.6%

Total plan assets	100.0%	100.0%	100.0%

          Improved financial market conditions resulted in positive investment returns in the defined benefit pension plans for the years 2005 and 2004; however, plan assets continued to be lower than actuarial liabilities.  The component of other comprehensive income related to additional minimum pension liability increased $1.9 million and decreased $0.5 million in 2005 and 2004, respectively.

          The following table sets forth the significant actuarial assumptions for the defined benefit pension plans:

	Net Benefit Obligation		Net Benefit Cost

	2005	2004	2005	2004	2003

Discount rate	5.5%	5.8%	5.8%	6.0%	6.8%
Rate of increase in future compensation levels	3.0%	3.0%	3.0%	4.0%	4.0%
Expected long-term rate of return on plan assets	N/A	N/A	8.5%	8.5%	8.5%

          The expected long-term rate of return on defined benefit pension plan assets represents the weighted average asset return for each forecasted asset class return over several market cycles.

          The expected future benefit payments for the plan are as follows (in thousands):

Expected future benefit payments
2006	$5,336
2007	5,452
2008	5,734
2009	6,017
2010	6,277
2011-2015	36,511

Postretirement Health Care and Life Insurance Benefits

          New CF&I provides certain postretirement health care and life insurance benefits for substantially all of its retired employees.  Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service.  The benefit plans are unfunded.

The following table sets forth the unfunded status and the amounts recognized at December 31:

	2005	2004

	(In thousands)
Change in benefit obligation:
Accumulated postretirement benefit obligation at January 1	$21,842	$13,777
Service cost	221	162
Interest cost	1,214	943
Benefits paid	(1,203)	(629)
Plan amendment	—	6,112
Actuarial loss	703	189
Curtailment loss	—	1,288

Accumulated postretirement benefit obligation at December 31	22,777	21,842

Accumulated benefit obligation in excess of plan assets	(22,777)	(21,842)
Unrecognized prior service cost	5,242	5,960
Unrecognized net loss	4,595	4,106

Postretirement liability recognized in consolidated balance sheet	$(12,940)	$(11,776)

          Components of net periodic benefit cost are as follows:

	2005	2004	2003

	(In thousands)
Components of net periodic benefit cost:
Service cost	$221	$162	$161
Interest cost	1,214	943	819
Amortization of unrecognized net loss	214	336	275
Amortization of unrecognized prior service cost	718	233	71

Total net periodic benefit cost	$2,367	$1,674	$1,326

          On September 10, 2004, CF&I finalized the Settlement between the Union and CF&I.  The Settlement included certain postretirement health benefit enhancements resulting in an amendment to the plan.  In addition, 200 members covered by the collective bargaining agreements have accepted CF&I’s offer for VER, which includes unreduced pension benefits.  In accordance with SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions,” a curtailment loss of $1.6 million was expensed in 2004 in addition to the net periodic benefit cost of $1.7 million expensed in 2004 as indicated above.  See Note 12 to New CF&I’s Consolidated Financial Statements, “Labor Matters,” for a description of benefits offered under the plan amendment and early retirement option.

          The 2005 changes in Medicare regulations do not apply to New CF&I’s postretirement medical benefits because the plan provides only a fixed benefit to retirees.

          The discount rate used for the plans in determining the accumulated postretirement benefit obligation was 5.5% and 5.8% for 2005 and 2004, respectively.  The benefits of these plans are not subject to health care cost trend rates.

          The expected future benefit payments for the plan are as follows (in thousands):

Expected future benefit payments
2006	$1,499
2007	1,535
2008	1,575
2009	1,623
2010	1,670
2011-2015	8,619

Other Employee Benefit Plans

          New CF&I has a profit participation plan under which it distributes quarterly to eligible employees 5% of its operating income after adjustments for certain non-operating items.  Each eligible employee receives a share of the distribution based upon the level of the eligible employee’s base compensation compared with the total base compensation of all eligible employees.  In addition, New CF&I offers an annual incentive plan to approximately 20 senior managers and officers based upon certain financial and operational performance criteria established for that year. Annual incentive plan participants are not eligible for distributions under the profit participation plan. New CF&I may modify, amend or terminate the plans at any time, subject to the terms of the various collective bargaining agreements.  New CF&I recorded incentive compensation expense under these plans in 2005 and 2004 of $6.2 million and $5.1 million, respectively.

          New CF&I has qualified Thrift (401(k)) plans for eligible employees under which New CF&I matches, depending on the plan, 50% to 100% of the first 4% of the participants’ contributions.  New CF&I’s matching contribution expense in 2005, 2004 and 2003 was $0.3 million, $0.1 million and $0.3 million, respectively.

10.     Sales of Redeemable Common Stock

          In June 1994, the Board of Directors approved an increase in New CF&I’s authorized $1 par value common stock from 100 to 1,000 shares.  In August 1994, New CF&I sold a 10% equity interest to a subsidiary of Nippon Steel Corporation (“Nippon”).  On November 15, 1995, a 74% stock dividend was declared, increasing Oregon Steel’s holding of New CF&I’s common stock to 174 shares.

          In connection with the sale, New CF&I and Oregon Steel entered into a stockholders’ agreement with Nippon pursuant to which Nippon was granted a right to sell, in certain circumstances, all, but not less than all, of its equity interest in New CF&I back to New CF&I at the then fair market value.  Those circumstances include, among other things, a change of control, as defined, in New CF&I, certain changes involving the composition of New CF&I’s board of directors, and the occurrence of certain other events that are within the control of New CF&I or Oregon Steel.  Oregon Steel also agreed not to transfer voting control of New CF&I to a nonaffiliate except in those circumstances where Nippon is offered the opportunity to sell its interest in New CF&I to the transferee at the same per share price obtained by Oregon Steel.   New CF&I retains a right of first refusal in the event that Nippon desires to transfer its interest in New CF&I to a nonaffiliate.  During 1995, Oregon Steel sold a 3% equity interest in New CF&I to the Nissho Iwai Group (“Nissho Iwai”) under substantially the same terms and conditions of the Nippon transaction.  New CF&I believes that it is not probable that the conditions which would permit a stock redemption will occur.  In 2005, Oregon Steel purchased the 3% interest in New CF&I previously owned by Nissho Iwai and now holds 180 of New CF&I’s outstanding shares.

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

          In October 1995, CF&I and the Colorado Department of Public Health and Environment (“CDPHE”) finalized a postclosure permit for hazardous waste units at CF&I’s mill in Pueblo, Colorado.  As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years.  The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist.  At December 31, 2005, there were 60 SWMU’s that still required remediation.  At December 31, 2005, the total accrued liability for all remaining SWMU’s was $25.2 million, of which $23.4 million was classified as non-current on New CF&I’s consolidated balance sheet.

          The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action (“Action”) in the second quarter of 2000.  In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the “State Consent Decree”).  CF&I has paid all penalties associated with that settlement, and was also required to convert to the new single New Source Performance Standards Subpart AAa compliant furnace.

          Beginning in May 2005, the CDPHE notified the Company of subsequent violations of the State Consent Decree, which included violations of opacity standards, violations of minimum intervals between tapping operations at CF&I’s furnaces, and failure to perform yearly relative accuracy tests for the Quality Assurance/Quality Control ultrasonic flow monitors.  In October 2005, a settlement was reached between CF&I and the CDPHE and included penalties for all violations with the State Consent Decree through the settlement date.  The settlement provided for CF&I to pay $0.2 million in penalties, fund approximately $0.8 million in supplemental environmental projects (“SEP’s”), pay approximately $0.1 million in consulting services and make certain capital improvements expected to cost $0.7 million.  At December 31, 2005, CF&I paid $0.2 million, $0.3 million and $0.1 million of the penalties, SEP’s and consulting services, respectively.  Other than the capital improvements, CF&I accrued all unpaid settlement amounts at December 31, 2005.

          In response to the settlement of these violations as well as other unrelated penalties, CF&I expensed $0.3 million and $1.0 million during the years ended December 31, 2005 and 2004, respectively, for possible fines and non-capital related expenditures.  As of December 31, 2005, the total accrued liability for all non-capital related expenditures was approximately $0.5 million.

Purchase Commitments

          A contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and was subsequently amended on December 15, 1994.  The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index.  The monthly base charge at December 31, 2005 was $0.1 million.

Operating Lease Commitments

          At December 31, 2005, the future minimum lease payments under operating leases, primarily for real property, machinery and equipment, are as follows (in thousands):

2006	$2,800
2007	2,533
2008	2,221
2009	2,161
2010	1,856
Beyond	1,979

Guarantees and Financing Arrangements

          On July 15, 2002, Oregon Steel issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%.  Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of Oregon Steel, excluding accounts receivable, inventory, and certain other assets.  As of December 31, 2005, Oregon Steel had outstanding $303.0 million of principal amount under the 10% Notes.  The Indenture under which the 10% Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of Oregon Steel’s net income, as defined.  New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

Other Contingencies

          New CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters.  In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of New CF&I, its results of operations, and liquidity.

12.     Labor Matters

CF&I Labor Dispute Settlement

          On January 15, 2004, CF&I announced a tentative agreement to settle the labor dispute between the United Steelworkers of America (“Union”) and CF&I that had been ongoing since October 1997 and on September 10, 2004 the settlement was finalized and became effective (“Settlement”).  The Settlement resulted in the dismissal of all court actions between CF&I and the Union relating to the labor dispute and environmental matters and the conditional withdrawal of charges by the United States National Labor Relations Board. The Settlement also included the ratification of new five-year collective bargaining agreements and called for the establishment of a trust.  On September 10, 2004, the Rocky Mountain Steel Mills – United Steelworkers of America Back Pay Trust (“Trust”) was established. As part of the tentative settlement CF&I had originally planned to issue four million shares of Oregon Steel common stock to the Trust on behalf of CF&I.  On September 10, 2004, the parties agreed instead that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Oregon Steel common stock in an underwritten stock offering.

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

CF&I Labor Dispute Settlement – Accounting

          New CF&I recorded charges of $31.1 million in 2003 related to the tentative Settlement obligation.  The charge consisted of (1) $23.2 million for the value of four million shares of Oregon Steel’s common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above.  As noted above, on September 10, 2004, the parties agreed that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of Oregon Steel’s common stock in an underwritten stock offering.  On September 29, 2004, the public offering price was established at $16.00 per share, and $64.0 million was paid to the Trust in the fourth quarter of 2004.  In 2004, New CF&I recorded a charge of $45.4 million related to the Settlement obligation consisting of (1) $40.8 million for the incremental change in value of the four million shares of Oregon Steel’s common stock, (2) $8.9 million in retirement benefits for the 200 employees who accepted the early retirement benefits, which were partially offset by (3) a reduction of $4.3 million of the existing LTD accrual.  At December 31, 2004, $1.1 million was accrued for LTD benefits.  In 2005, New CF&I recorded a reduction of $0.7 million to the LTD accrual, which was also classified as labor dispute settlement charges on New CF&I’s consolidated statement of operations.  Members of the bargaining unit who did not elect to early retire had until September 2005 to claim LTD benefits.  In 2005 New CF&I reduced the LTD accrual established in 2004 to the expected benefit obligation for specific beneficiaries identified in September 2005.  New CF&I expensed $2.8 million and $6.8 million during the years ended December 31, 2005 and 2004, respectively, for the BPPSO and related payroll taxes.  The BPPSO charges were classified as selling, general and administrative expenses.

13.     Asset Impairments

          As discussed in Note 11 to New CF&I’s Consolidated Financial Statements, “Contingencies,” part of the settlement with the CDPHE and the EPA required CF&I to install a new electric arc furnace, replacing the two former furnaces with a combined melting and casting capacity of approximately 1.1 million tons through two continuous casters.  As the new single furnace operation would not have the capacity to support a two caster operation, CF&I determined that one caster and other related assets had no future service potential.  Accordingly, in the second quarter of 2003, CF&I recorded a pre-tax impairment charge to earnings of $8.2 million for fixed assets and a charge to cost of sales for $0.9 million which pertained to the reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value following the impairment charge, the carrying value of the fixed assets was zero after the effect of the impairment charge.

14.     Major Customers

          New CF&I had significant sales to two rail customers, Burlington Northern Santa Fe Corporation, and Union Pacific Railroad which accounted for nearly 13% and 9%, respectively, of its total revenue in 2005 compared to 11% and 10%, respectively, of its total revenue in 2004 and 13% each of its total revenue in 2003.  In addition, New CF&I sold rod products to Davis Wire Corporation, which accounted for 10% of its total revenue in 2005, 2004 and 2003.

15.     Related Party Transactions

Oregon Steel Mills, Inc.

          New CF&I purchases scrap from Oregon Steel, pays administrative fees to Oregon Steel for services it provides based on an allocation from Oregon Steel and reimburses Oregon Steel for costs incurred on behalf of New CF&I.  The following table summarizes the transactions between New CF&I and Oregon Steel:

	2005	2004	2003

	(In thousands)
Purchases from Oregon Steel	$7,651	$9,862	$3,362
Oregon Steel administrative fees	5,419	4,971	3,916
Interest expense on notes payable to Oregon Steel	31,182	24,887	24,562
Notes payable to Oregon Steel at December 31	287,669	288,730	276,359

16.      Conditional Asset Retirement Obligations

          New CF&I adopted FIN 47 in the fourth quarter of 2005 and determined obligations exist that fall under the scope of the new Interpretation.  Asbestos is believed to exist in structures located at the Pueblo Mill.  New CF&I has the duty to dispose of asbestos in a regulated manner, if it were to decide to undertake a facility renovation or demolition of any of the at risk structures identified.  FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated.   As New CF&I does not intend to change the structural configuration on any of its properties in a way that would require the removal and disposal of the asbestos, New CF&I cannot reasonably estimate the fair value of those activities.   New CF&I has not recorded a liability for conditional asset retirement obligations as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
CF&I Steel, L.P.:

We have audited the accompanying balance sheets of CF&I Steel, L.P., (a Delaware limited partnership), as of December 31, 2005, and 2004, and the related statements of income, changes in partners’ deficit and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CF&I Steel L.P. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Portland, Oregon
February 17, 2006

CF&I STEEL, L.P.
BALANCE SHEETS
(In thousands)

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, less allowance for doubtful accounts of $348 and $1,036	48,108	45,314
Inventories	62,033	70,624
Other	3,005	3,129

Total current assets	113,146	119,067

Property, plant and equipment:
Land and improvements	3,295	3,295
Buildings	18,478	18,443
Machinery and equipment	300,476	269,632
Construction in progress	6,161	7,702

	328,410	299,072
Accumulated depreciation	(158,791)	(147,197)

Net property, plant and equipment	169,619	151,875

Intangibles, net	29,916	32,481

TOTAL ASSETS	$312,681	$303,423

LIABILITIES
Current liabilities:
Accounts payable	$34,055	$50,158
Accrued expenses	40,316	28,868

Total current liabilities	74,371	79,026
Long-term debt - Oregon Steel Mills, Inc.	287,669	288,730
Long-term debt - New CF&I, Inc.	21,756	21,756
Environmental liability	24,863	25,596
Deferred employee benefits	34,619	46,329

Total liabilities	443,278	461,437

Commitments and contingencies (Note 9)
PARTNERS’ DEFICIT
General partner	(124,329)	(150,425)
Limited partners	(6,268)	(7,589)

	(130,597)	(158,014)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$312,681	$303,423

The accompanying notes are an integral part of the financial statements.

CF&I STEEL, L.P.
STATEMENTS OF INCOME
(In thousands)

	Year ended December 31,

	2005	2004	2003

Sales:
Product sales	$457,147	$463,973	$333,401
Freight	15,161	15,834	15,274

	472,308	479,807	348,675
Costs and expenses:
Cost of sales	385,322	387,391	331,598
Fixed asset impairment charges (Note 11)	—	—	8,223
Labor dispute settlement charges (Note 10)	(665)	45,352	31,089
Selling, general and administrative expenses	24,938	25,416	17,230
Loss (gain) on disposal of assets	1,791	759	(2,012)

	411,386	458,918	386,128

Operating income (loss)	60,922	20,889	(37,453)
Other income (expense):
Interest expense, net	(31,826)	(25,568)	(25,165)
Other income, net	269	248	462

Net income (loss)	$29,365	$(4,431)	$(62,156)

The accompanying notes are an integral part of the financial statements.

CF&I STEEL, L.P.
STATEMENT OF CHANGES IN
PARTNERS’ DEFICIT AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	General Partner	Limited Partners	Total

Balances, December 31, 2002	$(87,829)	$(4,428)	$(92,257)
Net loss	(59,173)	(2,983)	(62,156)
Minimum pension liability	(57)	(3)	(60)

Comprehensive loss	—	—	(62,216)

Balances, December 31, 2003	$(147,059)	$(7,414)	$(154,473)
Net loss	(4,218)	(213)	(4,431)
Minimum pension liability	852	38	890

Comprehensive loss	—	—	(3,541)

Balances, December 31, 2004	$(150,425)	$(7,589)	$(158,014)
Net income	27,950	1,415	29,365
Minimum pension liability	(1,854)	(94)	(1,948)

Comprehensive income	—	—	27,417

Balances, December 31, 2005	$(124,329)	$(6,268)	$(130,597)

The accompanying notes are an integral part of the financial statements.

CF&I STEEL, L.P.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$29,365	$(4,431)	$(62,156)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Fixed and other asset impairment charges (Note 11)	—	—	9,157
Labor dispute settlement charges (Note 10)	—	—	31,089
Depreciation and amortization	20,050	19,002	18,409
Loss (gain) on disposal of assets	1,791	759	(2,012)
Other	(11,956)	(2,390)	(1,450)
Changes in assets and liabilities:
Trade accounts receivable	(2,794)	(7,606)	(3,058)
Inventories	8,591	(35,895)	10,166
Accounts payable	(17,142)	21,909	(1,967)
Accrued expenses	11,448	7,991	4,211
Other	124	(1,618)	(1,422)

Net cash provided (used) by operating activities	39,477	(2,279)	967

Cash flows from investing activities:
Additions to property, plant and equipment	(39,068)	(10,477)	(11,781)
Proceeds from disposal of property, plant and equipment	652	385	1,932
Other, net	—	—	906

Net cash used by investing activities	(38,416)	(10,092)	(8,943)

Cash flows from financing activities:
Borrowings from related parties	218,249	262,006	148,792
Payments to related parties	(219,310)	(249,635)	(140,816)

Net cash provided (used) by financing activities	(1,061)	12,371	7,976

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at the beginning of year	—	—	—

Cash and cash equivalents at the end of year	$—	$—	$—

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$31,256	$25,621	$24,478

The accompanying notes are an integral part of the financial statements.

CF&I STEEL, L.P.
NOTES TO FINANCIAL STATEMENTS

1.       Nature of Operations

          CF&I Steel, L.P. (“CF&I”) manufactures various specialty and commodity steel products at its steelmaking and finishing facilities in Pueblo, Colorado (“Pueblo Mill”).  Principal markets are steel fabricators, railroads, and other industrial concerns, primarily in the United States west of the Mississippi River.

          On March 3, 1993, the inception date of CF&I’s operations, New CF&I, Inc. (“New CF&I”), a then wholly owned subsidiary of Oregon Steel Mills, Inc. (“Oregon Steel”), (1) issued 100 shares of common stock to Oregon Steel for $22.2 million in certain consideration and (2) as the general partner, acquired for $22.2 million a 95.2% interest in CF&I. The remaining 4.8% interest was acquired by the Pension Benefit Guaranty Corporation (“PBGC”), as a limited partner, with a capital contribution of an asset valued at $1.2 million.  On October 1, 1997, Oregon Steel purchased PBGC’s limited partnership interest in CF&I, and subsequently sold 0.5% to another shareholder in New CF&I.

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

Revenue Recognition

          CF&I recognizes revenues when title passes, the earnings process is substantially complete, and CF&I is reasonably assured of the collection of the proceeds from the exchange, all of which generally occur upon shipment of CF&I’s products or delivering of the product at the destination specified by the customer.

Concentrations of Credit Risk

          Financial instruments that potentially subject CF&I to concentrations of credit risk consist principally of trade receivables. CF&I believes that risk of loss on its trade receivables is reduced by ongoing credit evaluation of customer financial condition and requirements for collateral, such as letters of credit and bank guarantees.

Inventory

          CF&I’s inventory consists of raw materials, semi-finished, finished products and operating stores and supplies.  At December 31, 2005, inventory was approximately $62.0 million. As of December 31, 2005 and 2004, CF&I had recorded no adjustments for lower of manufacturing cost or market (“LCM”) charges.  Manufacturing cost is determined using the average cost method.

Property, Plant and Equipment

          Property, plant and equipment are stated at cost, including interest capitalized during construction of $1.0 million, $0.5 million and $0.5 million in 2005, 2004 and 2003, respectively. Depreciation is determined using principally the straight-line and the units of production methods over the estimated useful lives of the assets.  The original cost of machinery, which is being depreciated using the units of production method, is approximately $35.0 million.  Total finished goods production for the years ended 2005, 2004, and 2003 were 752,000 tons, 851,000 tons, and 894,000 tons, respectively.  The estimated useful lives of most of CF&I’s operating machinery and equipment are from 15 to 20 years.  Maintenance and repairs are expensed as incurred and costs of improvements are capitalized.  Major maintenance and repair expense for 2005, 2004, and 2003 were $30.0 million, $28.3 million, and $28.9 million, respectively.  Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in results of operations.

Intangible Assets

          Indefinite-lived intangible assets are reviewed at least annually for impairment.   Intangible assets consisted of proprietary technology, water rights and pension-related intangibles at CF&I, presented at cost, net of accumulated amortization. The proprietary technology is amortized over their estimated useful lives of fifteen years using the straight-line method.  The water rights are considered indefinite lived and not amortized.

Impairment of Long-Lived Assets

          When events or circumstances indicate the carrying value of a long-lived asset may be impaired, CF&I uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset’s net book value, CF&I then considers estimated fair market value versus carrying value in determining any potential impairment.  Impairment charges of $8.2 million were recorded in the second quarter of 2003 related to the impairment of a furnace and other assets at the Pueblo Mill, as discussed in Note 11 of CF&I’s Financial Statements, “Asset Impairments.”

Segment Reporting

          In accordance with the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, CF&I operates in a single reportable segment, the steel industry.  All of the products of CF&I are steel products in finished or semi-finished form.  Production is the standard “mini mill” process where electric arc furnaces are used to melt raw material and other metallics.  Liquid steel is cast and cooled, then reheated for additional forming.   CF&I markets and sells the majority of its products through its own sales organization to customers primarily in the transportation, construction, or oil and gas industries.  CF&I distributes product to various locations in the United States, Canada and Mexico, and as appropriate, through foreign sales agents.

          See Note 3 to CF&I’s Financial Statements, “Product Sales,” for additional disclosures of revenues by product group.

Shipping and Handling Cost

          All shipping costs billed to customers are recorded as revenue with the related cost being recorded under cost of sales.  Internal handling costs incurred to store, move, or prepare goods for shipments are classified as selling, general, and administrative expenses.  For the years of 2005, 2004, and 2003, internal handling costs were $2.3 million, $2.8 million and $3.0 million, respectively.

Reclassifications

          Certain reclassifications have been made in prior years to conform to the current year presentation.  CF&I has reclassified incentive compensation between cost of sales or selling, general and administrative expenses.  In addition, CF&I has reclassified a portion of the fixed and other asset impairment charge taken in 2003.  The portion of that charge associated with the stores and operating supplies inventories has been reclassified as cost of sales.

          The reclassifications made to prior years do not affect operating income as previously reported.

New Accounting Pronouncements

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  CF&I has applied ARB No. 43 consistent with SFAS No. 151 and does not expect any impact on its consolidated financial statements.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.”  The guidance in Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  The statement did not have a material impact on the financial statements.

           In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated.  The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  During the year ended December 31, 2005, CF&I adopted FIN 47.  The interpretation did not have a material impact on the financial statements.  See Note 14 to CF&I’s Financial Statements, “Conditional Asset Retirement Obligations,” for further discussion.

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

3.        Product Sales

          Sales to external customers by product group are as follows:

	2005	2004	2003

	(In thousands)
Long products	$454,643	$462,323	$304,501
Seamless pipe	—	1,638	28,900
Other	2,504	12	—

Total product sales	$457,147	$463,973	$333,401

          The long products group includes all rail and rod and bar products.

4.        Inventories

          Inventories are as follows at December 31:

	2005	2004

	(In thousands)
Raw materials	$33,027	$19,750
Semi-finished product	7,030	26,226
Finished product	8,168	13,504
Stores and operating supplies	13,808	11,144

Total inventories	$62,033	$70,624

5.        Accrued Expenses

          Accrued expenses consist of the following at December 31:

	2005	2004

	(In thousands)
Accrued payroll and benefits	$7,612	$7,487
Accrued environmental	2,357	3,131
Accrued property taxes	1,930	1,894
Accrued expenses and product claims	1,309	1,712
Accrued incentive compensation	1,480	2,068
Accrued defined benefit plan and post-retirement obligations	20,517	7,890
Accrued back pay profit sharing obligation and related payroll taxes	3,257	3,508
Other	1,854	1,178

Total accrued expenses	$40,316	$28,868

6.        Debt, Financing Arrangements and Liquidity

          Borrowing requirements for capital expenditures and working capital have been provided through three revolving loans from Oregon Steel to CF&I as well as three loans from New CF&I to CF&I.  The Oregon Steel loans include interest on the daily amount outstanding, paid monthly, at the rate of 10.65% per annum. The principal is due on demand or on December 31, 2007 if no demand is made.  The loans from New CF&I includes interest on the daily amount outstanding at prime.  For the year ended December 31, 2005, interest was calculated at a weighted average interest rate of 6.2%.  The principal on the New CF&I loan is due on demand; however, it is classified as long-term based on New CF&I’s intent not to demand payment in 2007.

          At December 31, 2005 principal payments on long-term debt are due as follows (in thousands):

2007	$309,425

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

7.        Intangible Assets

          CF&I has proprietary technology and water rights and accounts for these intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  CF&I does not have any other acquired intangible assets, whether finite or indefinite lived assets, but does carry certain pension-related intangibles.

          The carrying amount of intangible assets and the associated amortization expenses are as follows:

	As of December 31, 2005			As of December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In thousands)
Pension-related intangibles	N/A	N/A	$18,752	N/A	N/A	$21,186
SFAS No. 142 Intangible Assets:
Water rights	$11,024	$(502)	10,522	$11,024	$(502)	10,522
Proprietary technology (1)	1,753	(1,111)	642	1,753	(980)	773

	$12,777	$(1,613)	$11,164	$12,777	$(1,482)	$11,295

          CF&I recorded amortization expense of $0.1 million for all three years ended, December 31, 2005, 2004 and 2003.  The amortization expense for each of the next five years related to intangible assets is expected to be approximately $0.1 million.

(1)	Weighted average amortization period is fifteen years.

8.       Employee Benefit Plans

          CF&I has noncontributory defined benefit pension plans, postretirement health care and life insurance benefit plans that cover nearly all of its eligible employees.  CF&I’s management employees are no longer eligible to participate in the defined benefit plans if they were hired after September 1, 2005.  Those employees are instead enrolled in an employer funded defined contribution plan equal to three percent of annual wages.  The new defined contribution plan is funded annually, and participants’ benefits vest after five years of service.  CF&I also offers a qualified Thrift (401(k)) plan to all of its employees.

Defined Benefit Pension Plans

          CF&I has noncontributory defined benefit pension plans covering substantially all eligible employees.  The plans provide benefits based on participants’ years of service and compensation.  CF&I funds at least the minimum annual contribution required by ERISA.

          The following table sets forth the funded status of the plans and the amounts recognized as of December 31:

	2005	2004

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at January 1	$71,307	$37,913
Service cost	2,317	2,141
Interest cost	4,003	2,699
Plan amendments	—	22,890
Benefits paid	(3,577)	(1,702)
Actuarial loss	4,563	1,209
Curtailment loss	—	(81)
Special termination benefits	—	6,238

Projected benefit obligation at December 31	78,613	71,307

Change in plan assets:
Fair value of plan assets at January 1	27,671	21,469
Actual return on plan assets	3,134	3,087
Company contribution	6,750	4,817
Benefits paid	(3,577)	(1,702)

Fair value of plan assets at December 31	33,978	27,671

Projected benefit obligation in excess of plan assets	(44,635)	(43,636)
Unrecognized prior service cost	18,752	21,186
Unrecognized net loss	12,229	8,552

Net amount recognized	(13,654)	(13,898)
Intangible asset	18,752	21,186
Minimum liability	(28,269)	(27,557)

Net pension liability recognized in consolidated balance sheet	$(23,171)	$(20,269)

          Components of net periodic benefit cost are as follows:

	2005	2004	2003

	(In thousands)
Components of net periodic benefit cost:
Service cost	$2,317	$2,141	$2,145
Interest cost	4,003	2,699	1,972
Expected return on plan assets	(2,399)	(1,865)	(1,570)
Amortization of unrecognized prior service cost	2,435	609	—
Amortization of unrecognized net loss	151	491	510

Total net periodic benefit cost	$6,507	$4,075	$3,057

          On September 10, 2004, CF&I finalized the labor dispute settlement (the “Settlement”) between the United Steelworkers of America (“Union”) and CF&I.  The Settlement included certain defined benefit pension enhancements resulting in an amendment to the plan.  In addition, 200 members covered by the collective bargaining agreements have accepted CF&I’s offer for Voluntary Early Retirement (“VER”) which includes unreduced pension benefits.  In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” special termination benefits of $6.2 million and a curtailment loss of $1.1 million were expensed in 2004 in addition to the net period benefit cost of $4.1 million expensed in 2004 as indicated above.  See Note 10 to CF&I’s Financial Statements, “Labor Matters,” for a description of benefits offered under the plan amendment and early retirement option.

          The accumulated benefit obligation as of December 31, 2005 and 2004 was $75.9 million and $69.1 million, respectively.  The minimum employer contribution due for 2005 in 2006 is $2.9 million, however CF&I has accrued $19.4 million as a short-term liability as its estimate of involuntary and additional voluntary 2006 contributions.

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

          Plan assets are invested as follows as of December 31 (defined benefit pension plans’ measurement date):

	Target	2005	2004

Information about plan assets:
Cash	0.0%	0.0%	1.3%
U.S. equity funds	35.0%	29.9%	52.7%
Non-U.S. Equity funds	18.0%	21.4%	14.1%
Fixed income securities	5.0%	5.0%	4.0%
Real estate funds	12.0%	12.6%	7.7%
Absolute return strategy funds	20.0%	20.8%	14.6%
Real return strategy funds	10.0%	10.3%	5.6%

Total plan assets	100.0%	100.0%	100.0%

          Improved financial market conditions resulted in positive investment returns in the defined benefit pension plans for the years 2005 and 2004; however, plan assets continued to be lower than actuarial liabilities.  The component of other comprehensive income related to additional minimum pension liability increased $1.9 million and decreased $0.9 million in 2005 and 2004, respectively.

          The following table sets forth the significant actuarial assumptions for the defined benefit pension plans:

	Net Benefit Obligation		Net Benefit Cost

	2005	2004	2005	2004	2003

Discount rate	5.5%	5.8%	5.8%	6.0%	6.8%
Rate of increase in future compensation levels	3.0%	3.0%	3.0%	4.0%	4.0%
Expected long-term rate of return on plan assets	N/A	N/A	8.5%	8.5%	8.5%

          The expected long-term rate of return on defined benefit pension plan assets represents the weighted average asset return for each forecasted asset class return over several market cycles.

          The expected future benefit payments for the plan are as follows (in thousands):

Expected future benefit payments

2006	$5,336
2007	5,452
2008	5,734
2009	6,017
2010	6,277
2011-2015	36,511

Postretirement Health Care and Life Insurance Benefits

          CF&I provides certain postretirement health care and life insurance benefits for substantially all of its retired employees.  Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service.  The benefit plans are unfunded.

          The following table sets forth the unfunded status and the amounts recognized at December 31:

	2005	2004

	(In thousands)
Change in benefit obligation:
Accumulated postretirement benefit obligation at January 1	$21,842	$13,777
Service cost	221	162
Interest cost	1,214	943
Benefits paid	(1,203)	(629)
Plan amendment	—	6,112
Actuarial loss	703	189
Curtailment loss	—	1,288

Accumulated postretirement benefit obligation at December 31	22,777	21,842

Accumulated benefit obligation in excess of plan assets	(22,777)	(21,842)
Unrecognized prior service cost	5,242	5,960
Unrecognized net loss	4,595	4,106

Postretirement liability recognized in consolidated balance sheet	$(12,940)	$(11,776)

          Components of net periodic benefit cost are as follows:

	2005	2004	2003

	(In thousands)
Components of net periodic benefit cost:
Service cost	$221	$162	$161
Interest cost	1,214	943	819
Amortization of unrecognized net loss	214	336	275
Amortization of unrecognized prior service cost	718	233	71

Total net periodic benefit cost	$2,367	$1,674	$1,326

          On September 10, 2004, CF&I finalized the Settlement between the Union and CF&I.  The Settlement included certain postretirement health benefit enhancements resulting in an amendment to the plan.  In addition, 200 members covered by the collective bargaining agreements have accepted CF&I’s offer for VER, which includes unreduced pension benefits.  In accordance with SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions,” a curtailment loss of $1.6 million was expensed in 2004 in addition to the net periodic benefit cost of $1.7 million expensed in 2004 as indicated above.  See Note 10 to CF&I’s Financial Statements, “Labor Matters,” for a description of benefits offered under the plan amendment and early retirement option.

          The 2005 changes in Medicare regulations do not apply to CF&I’s postretirement medical benefits because the plan provides only a fixed benefit to retirees.

          The discount rate used for the plans in determining the accumulated postretirement benefit obligation was 5.5% and 5.8% for 2005 and 2004, respectively.  The benefits of these plans are not subject to health care cost trend rates.

          The expected future benefit payments for the plan are as follows (in thousands):

Expected future benefit payments

2006	$1,499
2007	1,535
2008	1,575
2009	1,623
2010	1,670
2011-2015	8,619

Other Employee Benefit Plans

          CF&I has a profit participation plan under which it distributes quarterly to eligible employees 5% of its operating income after adjustments for certain non-operating items.  Each eligible employee receives a share of the distribution based upon the level of the eligible employee’s base compensation compared with the total base compensation of all eligible employees.  In addition, CF&I offers an annual incentive plan to approximately 20 senior managers and officers based upon certain financial and operational performance criteria established for that year.  Annual incentive plan participants are not eligible for distributions under the profit participation plan. CF&I may modify, amend or terminate the plans at any time, subject to the terms of the various collective bargaining agreements.  CF&I recorded incentive compensation expense under these plans in 2005 and 2004 of $6.2 million and $5.1 million, respectively.

          CF&I has qualified Thrift (401(k)) plans for eligible employees under which CF&I matches, depending on the plan, 50% to 100% of the first 4% of the participants’ contributions.  CF&I’s matching contribution expense in 2005, 2004 and 2003 was $0.3 million, $0.1 million and $0.3 million, respectively.

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

          In October 1995, CF&I and the Colorado Department of Public Health and Environment (“CDPHE”) finalized a postclosure permit for hazardous waste units at CF&I’s mill in Pueblo, Colorado.  As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years.  The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist.  At December 31, 2005, there were 60 SWMU’s that still required remediation.  At December 31, 2005, the total accrued liability for all remaining SWMU’s was $25.2 million, of which $23.4 million was classified as non-current on CF&I’s consolidated balance sheet.

          The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action (“Action”) in the second quarter of 2000.  In March 2002, CF&I and CDPHE reached a settlement of the Action, which was approved by the court (the “State Consent Decree”).  CF&I has paid all penalties associated with that settlement, and was also required to convert to the new single New Source Performance Standards Subpart AAa compliant furnace.

          Beginning in May 2005, the CDPHE notified the Company of subsequent violations of the State Consent Decree, which included violations of opacity standards, violations of minimum intervals between tapping operations at CF&I’s furnaces, and failure to perform yearly relative accuracy tests for the Quality Assurance/Quality Control ultrasonic flow monitors.  In October 2005, a settlement was reached between CF&I and the CDPHE and included penalties for all violations with the State Consent

Decree through the settlement date.  The settlement provided for CF&I to pay $0.2 million in penalties, fund approximately $0.8 million in supplemental environmental projects (“SEP’s”), pay approximately $0.1 million in consulting services and make certain capital improvements expected to cost $0.7 million.  At December 31, 2005, CF&I paid $0.2 million, $0.3 million and $0.1 million of the penalties, SEP’s and consulting services, respectively.  Other than the capital improvements, CF&I accrued all unpaid settlement amounts at December 31, 2005.

          In response to the settlement of these violations as well as other unrelated penalties, CF&I expensed $0.3 million and $1.0 million during the years ended December 31, 2005 and 2004, respectively, for possible fines and non-capital related expenditures.  As of December 31, 2005, the total accrued liability for all non-capital related expenditures was approximately $0.5 million.

Purchase Commitments

          A contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and was subsequently amended on December 15, 1994.  The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index.  The monthly base charge at December 31, 2005 was $0.1 million.

Operating Lease Commitments

          At December 31, 2005, the future minimum lease payments under operating leases, primarily for real property, machinery and equipment, are as follows (in thousands):

2006	$239
2007	97
2008	—
2009	—
2010	—
Beyond	—

Guarantees and Financing Arrangements

          On July 15, 2002, Oregon Steel issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%.  Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of Oregon Steel, excluding accounts receivable, inventory, and certain other assets.  As of December 31, 2005, Oregon Steel had outstanding $303.0 million of principal amount under the 10% Notes.  The Indenture under which the 10% Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of Oregon Steel’s net income, as defined.  New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

Other Contingencies

          CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters.  In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of CF&I, its results of operations, and liquidity.

10.     Labor Matters

CF&I Labor Dispute Settlement

          On January 15, 2004, CF&I announced a tentative agreement to settle the labor dispute between the United Steelworkers of America (“Union”) and CF&I that had been ongoing since October 1997 and on September 10, 2004 the settlement was finalized and became effective (“Settlement”).  The Settlement resulted in the dismissal of all court actions between CF&I and the Union relating to the labor dispute and environmental matters and the conditional withdrawal of charges by the United States National Labor Relations Board. The Settlement also included the ratification of new five-year collective bargaining agreements and called for the establishment of a trust.  On September 10, 2004, the Rocky Mountain Steel Mills – United Steelworkers of America Back Pay Trust (“Trust”) was established. As part of the tentative settlement CF&I had originally planned to issue four million shares of Oregon Steel common stock to the Trust on behalf of CF&I.  On September 10, 2004, the parties agreed instead that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of the Oregon Steel common stock in an underwritten stock offering.

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

CF&I Labor Dispute Settlement – Accounting

          CF&I recorded charges of $31.1 million in 2003 related to the tentative Settlement obligation.  The charge consisted of (1) $23.2 million for the value of four million shares of Oregon Steel’s common stock valued as of December 31, 2003, (2) the cash payment of $2.5 million noted above, and (3) $5.4 million accrual for the LTD benefits noted above.  As noted above, on September 10, 2004, the parties agreed that the Trust would receive cash in an amount equal to the gross proceeds from the sale of four million shares of Oregon Steel’s common stock in an underwritten stock offering.  On September 29, 2004, the public offering price was established at $16.00 per share, and $64.0 million was paid to the Trust in the fourth quarter of 2004.  In 2004, CF&I recorded a charge of $45.4 million related to the Settlement obligation consisting of (1) $40.8 million for the incremental change in value of the four million shares of Oregon Steel’s common stock, (2) $8.9 million in retirement benefits for the 200 employees who accepted the early retirement benefits, which were partially offset by (3) a reduction of $4.3 million of the existing LTD accrual.  At December 31, 2004, $1.1 million was accrued for LTD benefits.  In 2005, CF&I recorded a reduction of $0.7 million to the LTD accrual, which was also classified as labor dispute settlement charges on CF&I’s statement of operations.  Members of the bargaining unit who did not elect to early retire had until September 2005 to claim LTD benefits.  In 2005 New CF&I reduced the LTD accrual established in 2004 to the expected benefit obligation for specific beneficiaries identified in September 2005.  CF&I expensed $2.8 million and $6.8 million during the years ended December 31, 2005 and 2004, respectively, for the BPPSO and related payroll taxes.  The BPPSO charges were classified as selling, general and administrative expenses.

11.     Asset Impairments

          As discussed in Note 9 to CF&I’s Financial Statements, “Contingencies,” part of the settlement with the CDPHE and the EPA required CF&I to install a new electric arc furnace, and the two former furnaces with a combined melting and casting capacity of approximately 1.1 million tons through two continuous casters were shut down.  As the new single furnace operation would not have the capacity to support a two caster operation, CF&I determined that one caster and other related assets had no future service potential.  Accordingly, in the second quarter of 2003, CF&I recorded a pre-tax impairment charge to earnings of $8.2 million for fixed assets and a charge to cost of sales for $0.9 million which pertained to the reduction of related stores items to net realizable value. Because it is believed the caster has no salvage value following the impairment charge, the carrying value of the fixed assets was zero after the effect of the impairment charge.

12.      Major Customers

          CF&I had significant sales to two rail customers, Burlington Northern Santa Fe Corporation, and Union Pacific Railroad which accounted for nearly 13% and 9%, respectively, of its total revenue in 2005 compared to 11% and 10%, respectively, of its total revenue in 2004 and 13% each of its total revenue in 2003.  In addition, CF&I sold rod products to Davis Wire Corporation, which accounted for 10% of its total revenue in 2005, 2004 and 2003.

13.     Related Party Transactions

Oregon Steel Mills, Inc.

          CF&I purchases scrap from Oregon Steel, pays administrative fees to Oregon Steel for services it provides based on an allocation from Oregon Steel and reimburses Oregon Steel for costs incurred on behalf of CF&I.  The following table summarizes the transactions between CF&I and Oregon Steel:

	2005	2004	2003

	(In thousands)
Purchases from Oregon Steel	$7,651	$9,862	$3,362
Oregon Steel administrative fees	5,419	4,971	3,916
Interest expense on notes payable to Oregon Steel	31,182	24,887	24,562
Notes payable to Oregon Steel at December 31	287,669	288,730	276,359

New CF&I, Inc.

          CF&I includes in costs of sales amounts related to transportation services provided by a subsidiary of New CF&I.  The following table summarizes the transactions between CF&I and New CF&I or its subsidiary:

	2005	2004	2003

	(In thousands)
Services from subsidiary of New CF&I	$5,881	$5,246	$3,994
Interest expense on notes payable to New CF&I	1,649	1,158	1,078
Accounts payable to New CF&I at December 31	7,759	5,198	4,671
Debt payable to New CF&I at December 31	21,756	21,756	21,756
Interest payable on that debt at December 31, included in accounts payable	8,466	8,342	6,580

14.     Conditional Asset Retirement Obligations

          CF&I adopted FIN 47 in the fourth quarter of 2005 and determined obligations exist that fall under the scope of the new Interpretation.  Asbestos is believed to exist in structures located at the Pueblo Mill.  CF&I has the duty to dispose of asbestos in a regulated manner, if it were to decide to undertake a facility renovation or demolition of any of the at risk structures identified.  FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated.   As CF&I does not intend to change the structural configuration on any of its properties in a way that would require the removal and disposal of the asbestos, CF&I cannot reasonably estimate the fair value of those activities.   CF&I has not recorded a liability for conditional asset retirement obligations as of December 31, 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

          Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

          During the three months ended December 31, 2005, our information systems and accounting departments implemented an upgrade to our existing general ledger system with the assistance of a third party consultant.  The upgrade was not made in response to any deficiency in our internal controls.  There were no other changes in our internal control over financial reporting that occurred during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEMS 10. and 11.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND EXECUTIVE COMPENSATION

          In addition to the information under the caption “Executive Officers of the Registrant” in “Part I, Item 4” of this Report, the information required by these Items is incorporated herein by reference from the material under the headings “Information about the Board and Corporate Governance,” “Executive Compensation,” “Long-Term Incentive Plans – Awards in Last Fiscal Year,” “Aggregated Option Exercises in 2005 and December 31, 2005 Option Values,” “Defined Benefit Retirement Plans,” “Employment Contracts and Termination of Employment and Change in Control Arrangements,” “Board Compensation Committee Report on Executive Compensation,” “Report of the Audit Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Part of the information required by this Item is incorporated by reference from the material under the caption “Principal Stockholders” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

          Part of the information required by this Item is incorporated by reference from the material under the captions “Stock Ownership of Directors and Executive Officers,” “Executive Compensation,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated by reference from the material under the captions “Nomination and Election of Class C Directors,” “Executive Compensation,” “Long-Term Incentive Plans – Awards in Last Fiscal Year,” “Aggregated Option Exercises in 2005 and December 31, 2005 Option Values,” and “Employment Contracts and Termination of Employment and Change in Control Arrangements” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this Item is incorporated by reference from the material under the captions “Report of the Audit Committee of the Board of Directors” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page

(a)	Financial Statements:
	Oregon Steel Mills, Inc.
	(i)	Report of Independent Registered Accounting Firm – 2005, 2004 and 2003	28
	(ii)	Report of Independent Registered Accounting Firm on Internal Control Over Financial Reporting – 2005	29
	(iii)	Consolidated Financial Statements:
		Balance Sheets at December 31, 2005 and 2004	30
		Statements of Income for each of the three years in the period ended December 31, 2005	31
		Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2005	32
		Statements of Cash Flows for each of the three years in the period ended December 31, 2005	33
		Notes to Consolidated Financial Statements	34
	New CF&I, Inc.

	(iv)	Report of Independent Registered Accounting Firm – 2005, 2004 and 2003	57
	(v)	Consolidated Financial Statements:
		Balance Sheets at December 31, 2005 and 2004	58
		Statements of Income for each of the three years in the period ended December 31, 2005	59
		Statements of Changes in Stockholders’ Deficit and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2005	60
		Statements of Cash Flows for each of the three years in the period ended December 31, 2005	61
		Notes to Consolidated Financial Statements	62

	CF&I Steel, LP

	(vi)	Report of Independent Registered Accounting Firm – 2005, 2004 and 2003	75
	(vii)	Financial Statements:
		Balance Sheets at December 31, 2005 and 2004	76
		Statements of Income for each of the three years in the period ended December 31, 2005	77
		Statements of Changes in Partner’s Deficit and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2005	78
		Statements of Cash Flows for each of the three years in the period ended December 31, 2005	79
		Notes to Consolidated Financial Statements	80

	(viii)	Financial Statement Schedule for each of the three years in the period ended December 31, 2005:
		Independent Auditors’ Report – 2005, 2004 and 2003	94
		Schedule II - Valuation and Qualifying Accounts	95
	(ix)	Exhibits: Reference is made to the index of exhibits on pages 96 and 97 of this report	96

(b)	Exhibits:

(c)	Schedules:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Oregon Steel Mills, Inc.:

Under date of February 17th, 2006, we reported on the consolidated balance sheets of Oregon Steel Mills, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in this form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related Schedule II – Valuation and Qualifying Accounts, for each of the years in the three-year period ended December 31, 2005.  This financial statement schedule is the responsibility of the company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Portland, Oregon
February 17, 2006

OREGON STEEL MILLS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31
(In thousands)

Column A	Column B	Column C		Column D	Column E

Classification	Balance at Beginning Of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

2005
Allowance for doubtful accounts	$4,660	$769	$—	$(4,433)	$996
2004
Allowance for doubtful accounts	$3,665	$2,998	$—	$(2,003)	$4,660
2003
Allowance for doubtful accounts	$4,346	$1,254	$—	$(1,935)	$3,665

Index of Exhibits*

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

3.1	Restated Certificate of Incorporation of the Company, as amended. (Filed as exhibit 3.1 to Form 10-Q for the period ended June 30, 2003.)
3.2	Bylaws of the Company (as amended and restated on April 28, 2005). (Filed as exhibit 3.1 to Form 10-Q for the period ended June 30, 2005.)
4.1	Specimen Common Stock Certificate. (Filed as exhibit 4.1 to Form S-1 Registration Statement 33-38379.)
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

4.8	Security Agreement, dated as of July 15, 2002, between New CF&I, Inc. and U.S. Bank National Association. (Filed as exhibit 4.5 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)
4.9	Form of Deed of Trust, Assignment of Rents and Leases and Security Agreement. (Filed as exhibit 4.7 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)
4.10	Form of Global Note. (Filed as exhibit 4.8 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)
4.11	Guarantee of CF&I Steel, L.P. (Filed as exhibit 4.9 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)
4.12	Guarantee of New CF&I, Inc. (Filed as exhibit 4.10 to the Registration Statement on Form S-4 (SEC Reg. No. 333-98249).)
10.1**	Form of Indemnification Agreement between the Company and its directors. (Filed as exhibit 10.3 to Form 10-Q for the period ended June 30, 2003.)
10.2**	Form of Indemnification Agreement between the Company and its executive officers. (Filed as exhibit 10.2 to Form 10-Q for the period ended June 30, 2003.)
10.3	Agreement for Electric Power Service between registrant and Portland General Electric Company. (Filed as exhibit 10.20 to Form S-1 Registration Statement 33-20407.)
10.4**

Form of Change in Control Agreement between the Company and certain of its key employees, together with Schedule of Summary of Material Differences From Form of Change in Control Agreement filed herewith (Filed as exhibit 10.4 to Form 10-K for the period ended December 31, 2004.)

10.5	Summary of Rights to Purchase Participating Preferred Stock. (Filed as exhibit 2 to the Company’s Registration Statement on Form 8-A (SEC Reg. No. 1-9987).)
10.6	Form of Rights Certificate and Election to Purchase. (Filed as exhibit 3 to the Company’s Registration Statement on Form 8-A (SEC Reg. No. 1-9987).)
10.7**	2000 Non-Qualified Stock Option Plan. (Filed as exhibit 99.1 to the Company’s Registration Statement on Form S-8 (see Reg. No. 333-68732).)
10.8**	2002 Non-Employee Director’s Stock Option Plan. (Filed as exhibit 99.1 to the Company’s Registration Statement on Form S-8 (SEC Reg. No. 333-86980).)
10.9	Employment Agreement dated August 1, 2003, between the Company and James E. Declusion. (Filed as exhibit 10.1 on Form 10-Q for the period ended September 30, 2003.)
10.10

Separation Agreement and General Release dated September 16, 2003, between the Company and its subsidiaries and Joe E. Corvin. (Filed as exhibit 10.2 on Form 10-Q for the period ended September 30, 2003.)

10.11	Rocky Mountain Steel Mills Labor Dispute Settlement Agreement and Attachment J. (Filed as exhibit 10.18 to the Registration Statement on Form S-3 (SEC Reg. No. 333-118959).)
10.12	Modification Agreement dated as of September 10, 2004. (Filed as exhibit 10.19 to the Registration Statement on Form S-3 (SEC Reg. No. 333-118959).)
10.13	Rocky Mountain Steel Mills-United Steelworkers of America Back Pay Trust Agreement. (Filed as exhibit 10.20 to the Registration Statement on Form S-3 (SEC Reg. No. 333-118959).)
10.14

Collective Bargaining Agreement dated as of January 14, 2004, between Rocky Mountain Steel Mills and United Steelworkers of America Local 2102, together with Bargaining Agreement filed herewith (Filed as exhibit 10.21 to Form 10-K for the period ended December 31, 2004.)

10.15**	2005 Executive Officer Annual Incentive Plan. (Filed as exhibit 10.2 to Form 10-Q for the period ended March 31, 2005.)
10.16	Letter of Credit Facility Agreement dated as of March 29, 2005, between the Company and U.S. Bank National Association. (Filed as exhibit 10.3 to Form 10-Q for the period ended March 31, 2005.)
10.17**	2005 Long-Term Incentive Plan. (Filed as exhibit 10.1 to Form 10-Q for the period ended June 30, 2005.)
10.18**	2005 Program for Executive Officers and Key Employees Under the 2005 Long-Term Incentive Plan. (Filed as exhibit 10.2 to Form 10-Q for the period ended June 30, 2005.)
10.19**	2005 Non-Employee Director Equity Compensation Program Under the 2005 Long-Term Incentive Plan. (Filed as exhibit 10.3 to Form 10-Q for the period ended June 30, 2005.)
10.20

First amendment to Letter of Credit Facility Agreement, dated as of June 15, 2005, between the Company and U.S. Bank National Association. (Filed as exhibit 10.4 to Form 10-Q for the period ended June 30, 2005.)

18.0	Certifying Accountant’s Preferability Letter. (Filed as exhibit 18.0 on Form 10-Q for the period ended June 30, 2003.)
21.0	Subsidiaries of registrant. (Filed as exhibit 21.0 on Form 10-K for the period ended December 31, 2005.)
23.0	Consent of Independent Accountants – KPMG
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed as exhibit 31.1 for the period ended December 31, 2005.)
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed as exhibit 31.2 for the period ended December 31, 2005.)
32.1	CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed as exhibit 32.1 for the period ended December 31, 2005.)

*

The Company will furnish to stockholders a copy of the exhibit upon payment of $.35 per page to cover the expense of furnishing such copies.  Requests should be directed to Robin A. Gantt, Corporate Controller, Oregon Steel Mills, Inc., PO Box 5368, Portland, Oregon 97228.

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

Signature	Title	Date

/s/ James E. Declusin	President, Chief Executive	February 28, 2006
Officer and Director
(James E. Declusin)	(Principal Executive Officer)

/s/ L. Ray Adams	Vice President - Finance and	February 28, 2006
Chief Financial Officer
(L. Ray Adams)	(Principal Financial Officer)

/s/ Robin A. Gantt	Corporate Controller	February 28, 2006
(Principal Accounting Officer)
(Robin A. Gantt)

/s/ Carl W. Neun	Chairman of the Board	February 28, 2006
and Director
(Carl W. Neun)

/s/ Harry L. Demorest	Director	February 28, 2006

(Harry L. Demorest)

/s/ William P. Kinnune	Director	February 28, 2006

(William P. Kinnune)

/s/ David L. Parkinson	Director	February 28, 2006

(David L. Parkinson)

/s/ Stephen P. Reynolds	Director	February 28, 2006

(Stephen P. Reynolds)

/s/ Frank M. Walker	Director	February 28, 2006

(Frank M. Walker)

/s/ Brett Wilcox	Director	February 28, 2006

(Brett Wilcox)