Form 10-Q
period 2006-03-31
OREGON STEEL MILLS INC
filed 2006-05-02
CIK 830260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value	35,726,724

Class	Number of Shares Outstanding (as of April 25, 2006)

OREGON STEEL MILLS, INC.

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

OREGON STEEL MILLS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)

	March 31, 2006	December 31, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,941	$52,913
Cash and cash equivalents – restricted	20,055	22,052
Short-term investments	116,675	103,300
Trade accounts receivable, less allowance for doubtful accounts of $1,070 and $996	166,407	138,456
Inventories	260,796	301,546
Deferred income taxes	2,917	1,997
Other	13,754	15,756

Total current assets	645,545	636,020

Property, plant and equipment:
Land and improvements	21,575	21,582
Buildings	59,144	58,399
Machinery and equipment	835,662	832,551
Construction in progress	60,710	43,874

	977,091	956,406
Accumulated depreciation	(465,793)	(457,284)

Net property, plant and equipment	511,298	499,122

Goodwill	4,458	4,458
Intangibles, net	30,415	30,456
Other assets	5,254	5,824

TOTAL ASSETS	$1,196,970	$1,175,880

LIABILITIES
Current liabilities:
Current portion of long-term debt	$2,042	$2,042
Accounts payable	63,548	87,785
Accrued expenses	78,694	77,807

Total current liabilities	144,284	167,634
Long-term debt	307,956	308,337
Deferred employee benefits	69,000	66,135
Environmental liability	25,907	26,147
Deferred income taxes	50,678	43,133
Other long-term liabilities	225	225

Total liabilities	598,050	611,611

Minority interests	12,867	11,869

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Capital stock:
Preferred stock, par value $.01 per share, 1,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share, 45,000 shares authorized; 35,727 and 35,714 shares issued and outstanding	357	357
Additional paid-in capital	365,305	364,768
Retained earnings	233,662	200,311
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	487	722
Minimum pension liability	(13,758)	(13,758)

Total stockholders’ equity	586,053	552,400

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,196,970	$1,175,880

The accompanying notes are an integral part of the Consolidated Financial Statements.

OREGON STEEL MILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Sales:
Product sales	$344,122	$288,832
Freight	11,166	7,133

	355,288	295,965
Costs and expenses:
Cost of sales	275,432	223,430
Selling, general and administrative expenses	21,288	18,053
Gain on disposal of assets	(168)	(87)

	296,552	241,396

Operating income	58,736	54,569
Other income (expense):
Interest expense, net	(6,987)	(8,642)
Minority interests	(998)	(3,076)
Other income, net	1,726	1,505

Income before income taxes	52,477	44,356
Income tax expense	(19,126)	(16,006)

Net income	$33,351	$28,350

Basic earnings per share	$0.93	$0.80
Diluted earnings per share	$0.93	$0.79
Weighted average common shares and common share equivalents outstanding:
Basic	35,718	35,398
Diluted	35,866	35,676

The accompanying notes are an integral part of the Consolidated Financial Statements.

OREGON STEEL MILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Cash flows from operating activities:
Net income	$33,351	$28,350
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	10,850	9,731
Tax benefit on employee stock option plans	—	634
Deferred income taxes	6,625	8,265
Gain on disposal of assets	(168)	(87)
Stock compensation expense	1,206	—
Minority interests	998	3,076
Other, net	2,073	884
Changes in current assets and liabilities:
Trade accounts receivables	(27,951)	9,510
Inventories	40,750	(98,833)
Operating liabilities	(26,291)	35,293
Other	2,167	(3,275)

Net cash provided (used) by operating activities	43,610	(6,452)

Cash flows from investing activities:
Purchases of short-term investments	(26,203)	(9,292)
Sales and maturities of short-term investments	12,750	18,500
Additions to property, plant and equipment	(20,480)	(7,983)
Investment in Camrose Pipe Company	—	(18,603)
Other, net	665	88

Net cash used by investing activities	(33,268)	(17,290)

Cash flows from financing activities:
Payments on bank and long-term debt	(512)	(508)
Decrease (increase) in restricted cash and cash equivalents	1,997	(12,407)
Proceeds from common stock issued under stock options	72	389
Excess tax benefit on employee stock option plans	195	—
Net borrowings under Canadian bank revolving loan facility	—	12,795

Net cash provided by financing activities	1,752	269

Effects of foreign currency exchange rate changes on cash	(66)	(6)

Net increase (decrease) in cash and cash equivalents	12,028	(23,479)
Cash and cash equivalents at the beginning of period	52,913	77,026

Cash and cash equivalents at the end of period	$64,941	$53,547

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$15,351	$15,825
Income taxes (refunds), net	$(738)	$286

The accompanying notes are an integral part of the Consolidated Financial Statements.

OREGON STEEL MILLS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

          The Consolidated Financial Statements include all wholly owned and those majority owned subsidiaries over which Oregon Steel Mills, Inc. (“Company”) exerts management control.  Non-controlled subsidiaries and affiliates are accounted for using the equity method.  Material wholly owned and majority owned subsidiaries of the Company are wholly owned Camrose Pipe Corporation (“CPC”), which does business as Columbia Structural Tubing (“CST”) and which, through ownership in another corporation, holds a 100 percent interest in the Camrose Pipe Company (“Camrose”); a 60 percent interest in Oregon Feralloy Partners (“OFP”) and 90 percent owned New CF&I, Inc. (“New CF&I”), which owns a 95.2 percent interest in CF&I Steel, L.P. (“CF&I”).  The Company also directly owns an additional 4.3 percent interest in CF&I.  In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills (“RMSM”).  New CF&I owns a 100 percent interest in the Colorado and Wyoming Railway Company.  All significant inter-company balances and transactions have been eliminated.

          The unaudited Consolidated Financial Statements include estimates and other adjustments, consisting of normal recurring accruals and other charges.  Results for an interim period are not necessarily indicative of results for a full year.  Reference should be made to the Company’s 2005 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

Recent Accounting Pronouncements

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The statement did not have any impact on the Consolidated Financial Statements.

          Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values.  The Company incurs expense over the vesting period for all outstanding unvested stock options as well as future grants of stock options, if any.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) related to SFAS No. 123R.  The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123R.  See Note 2 to the Consolidated Financial Statements, “Stock-Based Compensation” for information regarding the Company’s adoption of SFAS No. 123R.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and requires the retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The retrospective application of the change would be limited to the direct effects of the change, and indirect effects would be recognized in the period of the accounting change.  The Company adopted this standard on January 1, 2006, and it did not have a material impact on the Consolidated Financial Statements.

Reclassifications

          Certain reclassifications have been made in the prior period to conform to the current period presentation.  The Company has reclassified incentive compensation between cost of sales and selling, general and administrative expenses.

          The reclassifications made to the prior period do not affect operating income as previously reported.

2.	Stock-Based Compensation

          Effective January 1, 2006, the Company adopted SFAS No. 123R which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.”  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company adopted SFAS No. 123R using the modified prospective method, which applies to all new awards and awards modified, repurchased or cancelled on or after January 1, 2006.  Under the modified prospective method, financial statements of prior interim periods and fiscal years are not restated.

          Under SFAS No. 123R, compensation expense of $1.2 million was recorded to selling, general and administrative expense and a deferred tax benefit of $0.5 million was recognized for the three months ended March 31, 2006.  This resulted in a decrease of $0.7 million in net income and a decrease in basic and diluted earnings per share of $0.02 per share.  As a result of the adoption of SFAS No. 123R, the Company recorded an immaterial amount attributed to the change in accounting principle.

          Prior to January 1, 2006, the Company accounted for its stock option plans using the intrinsic method in accordance with APB Opinion No. 25 and related interpretations.  No stock-based compensation expense was reflected in net income from the stock options plans, as all options granted under these plans had exercise prices equal to the market value of the underlying common stock at the date of grant.

          The following table illustrates the effect on net income and earnings per share as if a fair value method described in SFAS No. 123, as amended, had been applied to the Company’s stock-based compensation plans for the three months ended March 31, 2005:

Three Months Ended March 31, 2005

(In thousands, except per share amounts)
Net income, as reported	$28,350
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(75)

Pro forma net income	$28,275

Income per share:
Basic – as reported	$0.80
Basic – pro forma	$0.80
Diluted – as reported	$0.79
Diluted – pro forma	$0.79

Stock Options

          The Company maintains a Non-Qualified Stock Option Plan (“Plan”), effective January 1, 2000.  As of March 31, 2006, the Company has granted options to purchase shares to certain senior management employees under the provisions of the Plan.  The exercise price is the fair value per share on the date of grant.  The term of each option is 10 years from grant date.  Depending upon the particular grant, options vest under one of two schedules: 1) one-half of the options granted vest immediately upon the grant, and the remaining one-half vest ratably over a three-year period or 2) options vest ratably over a three-year period starting with the first year anniversary after the grant date.  At March 31, 2006, there were 77,000 shares reserved for future issuance under the Plan.

          The Company also maintains a Non-Employee Director Stock Option Plan (“Director Plan”), effective April 26, 2002.  As of March 31, 2006, the Company has granted options to purchase 60,000 shares of its common stock to individuals who are non-employee directors under the provisions of the Director Plan at fair market value on the date of the grant.  Options vest over a three year annual graded schedule from their grant date and expire no later than ten years from the date of the grant.  At March 31, 2006, there were 90,000 shares reserved for future issuance under the Director Plan.

          Under SFAS No. 123R, the Company continues to use the Black-Scholes option-pricing model to estimate the fair value of its stock options.  The Company did not award options during the three months ended March 31, 2006 and 2005.  Stock options were last awarded during 2004.  The assumptions used as inputs for the Black-Scholes option-pricing model for the 2004 awards, which are not fully vested at March 31, 2006, include:  (1) an annualized dividend yield of 0%, (2) expected volatility of 71.5%, based on historical stock prices for a twelve-month period, (3) a 4.1% risk-free rate of return, based on the U.S. Treasury bond rate with maturity period equaling the option’s expected term and (4) an expected option term of seven years, based on the average life and vesting period of options.

          A summary of stock option activity as of March 31, 2006 is as follows:

Summary Details for Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)

Outstanding at January 1, 2006	258,415	$6.09	—	—
Granted	—	—	—	—
Exercised	(13,167)	5.51	—	—
Terminated	—	—	—	—
Outstanding at March 31, 2006	245,248	7.74	7.87	$10,651
Exercisable at March 31, 2006	31,918	$6.46	6.60	$1,427

          The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $0.5 million and $1.7 million, respectively.  For the three months ended March 31, 2006 and 2005 cash received from the exercise of stock options is $0.1 million and $0.4 million, respectively, and the tax benefit realized for the tax deductions from the exercise of options is $0.2 million and $0.6 million, respectively.

          The following summarizes the activity of the Company’s stock options that had not vested as of March 31, 2006:

Summary Details for Nonvested Stock Options	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	213,330	$5.58
Granted	—	—
Vested	—	—
Terminated	—	—
Nonvested at March 31, 2006	213,330	$5.58

          As of March 31, 2006, there was $0.6 million of total unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over a weighted-average period of 1.08 years.  No stock options vested during the three-month period ended March 31, 2006, and the total fair value of stock options vested during the three months ended March 31, 2005 was $0.1 million.

          The Company fulfills its obligations resulting from the stock-based compensation plans by issuing shares from authorized but unissued shares.

Long-Term Incentive Plan

          On April 28, 2005, the Company adopted the 2005 Long-Term Incentive Plan (“LTIP”).  The LTIP authorizes the Board of Directors to award various types of stock-based compensation arrangements including stock options, stock appreciation rights, restricted stock, performance awards, and other stock unit awards.  A total of 500,000 shares of the Company’s $.01 par value common stock are issuable under the LTIP.  The awards are earned based on the Company achieving goals within two defined performance categories over a three-year period beginning January 1, 2005.  The performance categories used to determine how many awards ultimately will be earned are (1) the Company’s total shareholder return (“TSR”) relative to the TSR of the selected industry peer group (“Market Condition”) and (2) the three-year average earnings before interest, taxes, depreciation and amortization (“EBITDA”) per ton shipped (“Performance Condition”).  The minimum payout for the Market Condition is 0.25 times the program goal and is achieved if the Company’s TSR is in the twenty-fifth percentile of its industry peer group, while the maximum payout is 2.0 times the program goal and is achieved if the Company’s TSR is in the seventy-fifth percentile.  Under the Performance Condition, achieving an EBITDA per ton of $63 results in a minimum payout of 0.25 times the program goal, while achieving $94 results in a maximum payout of 2.0 times the program goal.  One-half of the total awards are earned based on the Market Condition and one-half are earned based on the Performance Condition.  All awards will be paid 60% in cash and 40% in Company common stock.

          In 2005, approximately 208,000 performance awards were granted to compensate certain executives and management personnel.  No new awards were granted for the three months ended March 31, 2006.  The forfeiture rate for the awards is estimated to be zero due to performance to date and expected performance through December 31, 2007.

           The grant date fair value of the performance awards earned under the Market Condition is determined by an independent third party using simulation analysis known as the Monte Carlo model using the following assumptions:  (1) an annualized dividend yield of 0%, (2) volatility of 71.0%, based on annualized historical volatility for the last three years, (3) a 3.7% risk-free rate of return, based on the three-year Constant Maturity Treasury Rate and (4) an expected award term of 3 years, equal to the vesting period.  The cash-settled performance awards will be paid at an amount equal to the closing price of the Company’s stock on the last day of the three-year service period.  These cash-settled awards are remeasured to fair value at each future reporting date.  There is no exercise price associated with the performance awards.  The fair value of the share-settled awards earned under the Performance Condition is equal to the stock closing price on the date of grant which is April 28, 2005.  The fair value of the share-settled awards earned under the Market Condition was determined using the Monte Carlo model as described above, and is also based on the stock closing price as of April 28, 2005.  Expense for the performance awards is classified as selling, general and administrative expenses in the Consolidated Statement of Income and is recorded on a straight-line basis from the grant date through the ending service date.

          Also, in conjunction with the LTIP, approximately 13,000 shares of restricted stock were awarded to non-employee directors with the shares vesting in equal parts over a service period of three years beginning April 28, 2005 (“Restricted Stock”).  No new awards were granted for the three months ended March 31, 2006.  The grant date fair value of the Restricted Stock is equal to the closing stock price, which was $15.08 per share, on the date of grant.  This expense is classified as selling, general and administrative expenses in the Company’s Consolidated Statement of Income and is recorded on a straight-line basis from the grant date through the ending service date.

          The Company’s LTIP awards are considered nonvested share awards as defined under SFAS No. 123R.  A summary of nonvested activity as of March 31, 2006 is as follows:

Summary Details for LTIP	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	208,206	$13.32
Granted	—	—
Vested	—	—
Terminated	—	—
Nonvested at March 31, 2006	208,206	$13.32

          The Company’s Restricted Stock awards are also considered nonvested share awards.  A summary of nonvested activity as of March 31, 2006 is as follows:

Summary Details for Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	12,976	$15.08
Granted	—	—
Vested	—	—
Terminated	—	—
Nonvested at March 31, 2006	12,976	$15.08

          As of March 31, 2006, there was $9.0 million of total unrecognized compensation cost related to nonvested LTIP and Restricted Stock.  That cost is expected to be recognized over a weighted-average period of 1.76 years.  No LTIP or Restricted Stock vested during the three-month periods ended March 31, 2006 and 2005.

3.	Inventories

          Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method.  The components of inventories are as follows:

	March 31, 2006	December 31, 2005

	(In thousands)
Raw materials	$23,880	$33,598
Semi-finished product	144,336	182,836
Finished product	59,987	51,989
Stores and operating supplies	32,593	33,123

Total inventories	$260,796	$301,546

          Semi-finished product includes Company manufactured and purchased steel plate and coil that will be converted into finished welded pipe or structural tubing product by the Company.

4.	Comprehensive Income

	Three Months Ended March 31,

	2006	2005

	(In thousands)
Net income	$33,351	$28,350
Foreign currency translation adjustment	(235)	181

Comprehensive income	$33,116	$28,531

5.	Debt, Financing Arrangements and Liquidity

          Debt balances are as follows:

	March 31, 2006	December 31, 2005

	(In thousands)
10% First Mortgage Notes due 2009	$303,000	$303,000
Less unamortized discount on 10% Notes	(2,080)	(2,210)
OFP Term Loan	5,577	6,077
CPC Mortgage Loan	3,501	3,512

Total debt outstanding	309,998	310,379
Less current portion of OFP Term Loan	(2,000)	(2,000)
Less current portion of CPC Mortgage Loan	(42)	(42)

Non-current maturity of long-term debt	$307,956	$308,337

          On July 15, 2002, the Company issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%.  Interest is payable on January 15 and July 15 of each year.  The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of the Company (exclusive of CPC and OFP), excluding accounts receivable, inventory, and certain other assets.  The Indenture under which the 10% Notes were issued contains restrictions (except for CPC and OFP) on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company’s net income, as defined . New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.  At any time on or after July 15, 2006, the 10% Notes will be redeemable at the option of the Company, in whole or in part at a set range of redemption prices.  If redeemed during the twelve month period beginning July 15, 2006, the price is 105% of the principal amount, plus accrued and unpaid interest and any liquidated damages, as defined.  The redemption price adjusts to 102.5% and 100%, respectively, for the two subsequent twelve month periods.

          On March 29, 2000, OFP entered into a seven-year $14.0 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility.  Amounts outstanding under the loan agreement bear interest based on the LIBOR rate plus a margin ranging from 1.25% to 3.00%, and as of March 31, 2006, there was $5.6 million of principal outstanding of which $2.0 million was classified as current.

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

          On September 17, 2004, CPC entered into a ten-year loan agreement related to an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement.  CPC’s share of the debt is $3.5 million.  Amounts outstanding under the loan agreement bear interest at a rate of 6.57%.  As of March 31, 2006, CPC’s share of the principal outstanding was $3.5 million of which $42,000 was classified as current.  The loan is secured by the warehouse and contains various restrictive covenants on CPC including minimum income and cash flow requirements, a minimum debt service coverage amount and limitations on incurring new or additional debt obligations other than as allowed by the loan agreement.

          On March 29, 2005, the Company entered into a Letter of Credit Facility Agreement (“Credit Agreement”) with U.S. Bank National Association.  The Credit Agreement, as amended, provides for a maximum borrowing of $35.0 million for the sole purpose of issuing letters of credit through March 29, 2007.  Under the Credit Agreement, the Company agrees to pay an issuance fee of the greater of $100 or the face amount of a letter of credit multiplied by 0.125% and a fee, payable quarterly in arrears, at a rate of 0.50% per annum of the average aggregate undrawn face amount of all outstanding letters of credit during the preceding calendar quarter.  The Credit Agreement is secured by restricted cash and contains certain customary covenants for credit facilities of this type, such as provisions regarding compliance with laws, taxes, and quarterly financial reporting.  As of March 31, 2006, the Company had $20.1 million of restricted cash as collateral supporting $19.1 million of letters of credit associated with the Credit Agreement.

          Camrose maintains a CAD $15.0 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose.  Amounts under the facility bear interest based on the Canadian prime rate.  The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose’s eligible trade accounts receivable and inventories.  The credit facility contains various restrictive covenants including a minimum tangible net worth amount. This facility expires in September 2006.  The average interest rate for the facility was 5.25% for the three months ended March 31, 2006.  Camrose pays annual commitment fees up to 0.25% of the unused portion of the credit line.  At March 31, 2006, there was no outstanding balance due under the credit facility.

          As of March 31, 2006, principal payments on debt are due as follows (in thousands):

2006	$2,031
2007	3,622
2008	47
2009	303,051
2010	54
2011	58
2012 and thereafter	3,215

$312,078

6.	Income Taxes

          The effective income tax expense rate was 36.5% for the three months ended March 31, 2006, as compared to a tax expense rate of 36.1% in the corresponding period in 2005.  The effective income tax rate for the three months ended March 31, 2006 varied from the combined state and federal statutory rate principally because the Company recorded tax benefits tied to export sales and domestic manufacturing.  The effective income tax rate for the three months ended March 31, 2005 varied from the combined state and federal statutory rate principally because the Company recorded tax benefits associated with export sales.

          SFAS No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded.  Based on this guidance, the Company did not adjust the valuation allowance established in prior years for the three months ended March 31, 2006, and reduced the valuation allowance by $0.2 million for the three months ended March 31, 2005, due to reduced uncertainty regarding the realization of deferred tax assets.  At March 31, 2006, the valuation allowance for deferred assets was $4.0 million.

          The Company will continue to evaluate the need for valuation allowances in the future.  Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.

7.	Net Income Per Share

          The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.”  SFAS No. 128 requires the presentation of “basic” earnings per share and “diluted” earnings per share.  Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding.  For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options, performance shares and restricted stock awards, as determined using the treasury stock method.

          Basic and diluted net income per share is as follows:

	Three Months Ended March 31,

	2006	2005

	(In thousands, except per share amounts)
Basic weighted average shares outstanding	35,718	35,398
Dilutive effect of stock-based compensation awards	148	278

Weighted average number of shares outstanding assuming dilution	35,866	35,676

Net income	$33,351	$28,350

Basic income per share:	$0.93	$0.80
Diluted income per share:	$0.93	$0.79

8.	Employee Benefit Plans

          The Company has noncontributory defined benefit pension plans, certain postretirement health care and life insurance benefit plans and supplemental retirement plans that cover nearly all of its eligible domestic employees.  Certain employees are no longer eligible to participate in the defined benefit plans if they were hired after September 1, 2005.  Those employees are instead enrolled in an employer funded defined contribution plan equal to three percent of annual wages.  The new defined contribution plan is funded annually, and participants’ benefits vest after five years of service.  The Company also offers qualified Thrift 401(k) plans to all of it eligible domestic employees.  The Company also has noncontributory defined benefit pension plans and a postretirement medical plan covering all of its eligible Camrose employees.

          Components of net periodic benefit cost related to the defined benefit pension plans, including supplemental employee retirement plans, are as follows:

	Defined Benefit Pension Plans

	Three Months Ended March 31,

	2006	2005

	(In thousands)
Service cost	$1,305	$1,087
Interest cost	2,471	2,326
Expected return on plan assets	(2,524)	(2,084)
Amortization of unrecognized net loss	322	237
Amortization of unrecognized prior service cost	619	622

Total net periodic benefit cost	$2,193	$2,188

          Components of net periodic benefit cost related to the postretirement health care and life insurance benefit plans are as follows:

	Other Benefit Plans

	Three Months Ended March 31,

	2006	2005

	(In thousands)
Service cost	$233	$131
Interest cost	527	522
Amortization of unrecognized net loss	62	62
Amortization of unrecognized net transition asset	49	49
Amortization of unrecognized prior service cost	181	181

Total net periodic benefit cost	$1,052	$945

          The Company made contributions of $4.4 million and $4.1 million to its pension plans for the three months ended March 31, 2006 and 2005, respectively.  The Company expects to make additional contributions of $17.5 million in 2006.

9.	Concentrations

          The Company’s Portland, Oregon steel mill (“Portland Mill”) purchases steel slab from a number of foreign producers.  Any interruption or reduction in the supply of steel slab may make it difficult or impossible to satisfy customers’ delivery requirements, which could have a material adverse effect on the Company’s results of operations.  In 2005, the Company had four primary suppliers of steel slab.  These companies will continue to be major suppliers of steel slab to the company in 2006.  The Company does not maintain long-term purchasing contracts with any of its slab suppliers.  Most of the steel slabs the Company purchases are delivered by ship.  Any disruption to port operations, including those caused by a labor dispute or terrorism, could materially impact the supply or the cost of steel slabs, which could have a material adverse effect on the Company’s production, sales levels and profitability.

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

Oregon Steel Division

          In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality (“DEQ”) committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Company’s Portland Mill may have affected sediment quality in the Willamette River.  Based on preliminary findings, the Company is conducting a full remedial investigation (“RI”), including areas of investigation throughout the Portland Mill, and has committed to implement source control if required.  The Company’s best estimate for costs of the RI study is approximately $0.3 million over the next two years.  Accordingly, the Company has accrued a liability of $0.3 million as of March 31, 2006.  The Company has also recorded a $0.3 million receivable for insurance proceeds that are expected to cover these costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these costs as incurred.  Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company’s results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs.  The Company is unable at this time to determine if the likelihood of any further unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.  It is probable that the DEQ will require the Company to perform some stabilization of the riverbank and other limited source control on the Portland Mill property; however, the Company and the DEQ have not come to terms as to the entire scope of work at this time.  The Company’s estimate of these costs related to riverbank stabilization and limited source control is expected to be capital in nature and not material to the Company’s Consolidated Financial Statements.

          In a related matter, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency (“EPA”), identifying it, along with 68 other entities, as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to contamination in a portion of the Willamette River that has been designated as the “Portland Harbor Superfund Site.”  The letter advised the Company that it may be liable for costs of RI and remedial action at the Portland Harbor Superfund Site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability.  At this time, nine private and public entities have signed an Administrative Order on Consent (“AOC”) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Superfund Site under EPA oversight.  The RI/FS is expected to be completed in 2008.  Although the Company did not sign the original AOC, the Company is a member of the Lower Willamette Group, which is funding that investigation, and the Company signed a Coordination and Cooperation Agreement with the EPA that binds the Company to all terms of the AOC.  As a best estimate of the Company’s share of the remaining RI/FS costs, which are expected to be incurred in the next three years, the Company has accrued a liability of $0.8 million as of March 31, 2006.  The Company has also recorded a $0.8 million receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred.  At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by identified PRPs.  The Company also intends to continue to work with interested parties to assess natural resources damages at the Portland Harbor Superfund Site.  The Company estimates its financial commitment in connection with future natural resource damage assessment to be approximately $0.5 million.  Based on this estimate, the Company has accrued a liability of $0.5 million as of March 31, 2006.  The Company has also recorded a $0.5 million receivable for insurance proceeds that are expected to cover these costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these costs as incurred.  In connection with these matters, the Company could incur additional costs associated with investigation, remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company’s results of operations.  The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA, or natural resource damages and restoration that may be sought by federal, state and tribal natural resource trustees.

RMSM Division

          In October 1995, CF&I and the Colorado Department of Public Health and Environment (“CDPHE”) finalized a postclosure permit for hazardous waste units at CF&I’s Pueblo Mill.  As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years.  The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist.  At March 31, 2006, there were 59 SWMU’s that still required remediation.  At March 31, 2006, the total accrued liability for all remaining SWMU’s was $25.4 million, of which $23.4 million was classified as non-current on the Company’s Consolidated Balance Sheet.

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

          Beginning in May 2005, the CDPHE notified CF&I of subsequent violations of the State Consent Decree, which included violations of opacity standards, violations of minimum intervals between tapping operations at CF&I’s furnaces, and failure to perform yearly relative accuracy tests for the Quality Assurance/Quality Control ultrasonic flow monitors.  In October 2005, a settlement was reached between CF&I and the CDPHE and included penalties for all violations with the State Consent Decree through the settlement date.  The settlement provided for CF&I to pay $0.2 million in penalties, fund approximately $0.8 million in supplemental environmental projects (“SEP’s”), pay approximately $0.1 million in consulting services and make certain capital improvements expected to cost $0.7 million.  At March 31, 2006, CF&I paid $0.2 million, $0.3 million and $0.1 million of the penalties, SEP’s and consulting services, respectively.  Other than the capital improvements, CF&I’s accrued expenses include all unpaid settlement amounts at March 31, 2006.

Purchase Commitments

          Effective January 8, 1990, the Company entered into an agreement, which was subsequently amended on December 7, 1990 and again on April 3, 1991, to purchase a base amount of oxygen produced from a facility located at the Company’s Portland Mill.  The oxygen facility is owned and operated by an independent third party.  The agreement expires in August 2011 and specifies that the Company will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index.  The monthly base charge at March 31, 2006 was approximately $145,000.  On April 3, 2006, the Company terminated this agreement.  See Note 12 to the Consolidated Financial Statements, “Subsequent Events.”

          A similar contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and expires in February 2013.  The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index.  The monthly base charge at March 31, 2006 was $0.1 million.

          The Company is obligated to supply a quantity of steel coil for processing through the OFP temper mill and a cut-to-length facility of not less than 15,000 tons per month.  If at the end of each calendar quarter, the twelve month rolling average of steel coil actually supplied for processing is less than 15,000 tons and OFP operates at less than breakeven (as defined in the Joint Venture Agreement), then the Company is required to make a payment to OFP equal to the shortfall.  At the end of each calendar year, the actual results are compared to the shortfall payment made by the Company to OFP.  If the twelve month calculation results in a shortfall payment that is less than the amount paid by the Company, then the Company is owed a refund for the difference.  The Company’s Consolidated Financial Statements include a net charge of $0.2 million related to the shortfall for the three months ended March 31, 2005.  There was no shortfall for the three months ended March 31, 2006.

          In March 2005, the Company entered into an agreement to purchase the manufacturing equipment for the Company’s new spiral weld large diameter line pipe mill, which will be located at the Company’s Portland Mill.  The agreement, as amended, specifies that the Company will pay approximately $16.0 million for the delivery and installation of the machinery, which will be paid in installments as certain performance milestones are reached by the vendor.  At March 31, 2006, the Company had paid $7.8 million of this commitment.  The construction of the spiral weld mill is expected to be completed in July of 2006.

Other Agreements

          On January 15, 2004, the Company announced a tentative agreement to settle the labor dispute between the United Steelworkers of America and CF&I that had been ongoing since October 1997, and on September 10, 2004 the settlement was finalized and became effective (the “Settlement”).  Beginning on the effective date of the Settlement, the Settlement included a ten year profit participation obligation (“Back Pay Profit Sharing Obligation” or “BPPSO”) consisting of 25% of CF&I’s quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3.0 million per year for 2004 through 2008 and $4.0 million per year for 2009 through 2013; these cap amounts are subject to a carryforward/carryback provision described in the Settlement documents.  The Company recorded charges of $3.2 million and $3.4 million for the three months ended, March 31, 2006 and 2005, respectively, for the BPPSO and related payroll taxes, which were classified as selling, general and administrative expenses.

          During the first quarter ended March 31, 2006, the Company entered into a contract with an independent third party for the production of pipe.  Per the contract, the Company must produce approximately 700,000 tons of pipe, with delivery in accordance with dates stipulated in the contract.  Shipments are expected to begin during the second quarter of 2007.  If volumes are not met, the Company may be charged damages up to $1.0 million per day, with a total limit on damages of $20.0 million.  Production on this contract is expected to start in the fourth quarter of 2006.

          During the first quarter ended March 31, 2006, CF&I entered into an agreement to produce seamless pipe for an independent third party.  Per the agreement, CF&I will produce a minimum of 4,000 tons per month, but not more than 15,000 tons per month.  The agreement expires December 31, 2007, unless both parties agree to renew the agreement for successive one-year terms thereafter, and starting on January 1, 2007, either party may terminate the contract upon ninety days’ notice.  For the quarter ended March 31, 2006, the Company met the minimum production requirements.

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

          The CPC loan of $3.5 million as of March 31, 2006 was entered into for an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement.  The Company is not a guarantor for CPC’s co-tenant’s share; however, CPC is a co-borrower and is jointly and severally liable in the event of default by the other co-tenant or its respective guarantors.  The co-tenant’s share of the loan was $3.5 million as of March 31, 2006.  Two owners of the co-tenant are personal guarantors of the entire loan.  The Company believes that the co-tenant has sufficient liquidity to pay its share of the loan.

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

The Company completed the purchase price allocation and recorded goodwill totaling $3.9 million in 2005.  The allocation included increases to the fair value of inventory and property, plant and equipment.  The Company also recorded the fair value of customer backlog specific to significant sales orders outstanding at the date of acquisition.  In addition, the Company increased deferred employee liabilities for Camrose’s defined benefit pension and postretirement health care plans.  All minority interest associated with Camrose has been eliminated from the Company’s Consolidated Balance Sheet.

12.	Subsequent Events

          On April 3, 2006, the Company terminated its existing agreement to purchase a base amount of oxygen produced from a facility located at the Company’s Portland Mill.  In accordance with the agreement, the Company incurred a contract termination cost of $3.6 million, which was paid in April 2006 and will be expensed in the second quarter of 2006.

NEW CF&I, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share and share amounts)

	March 31, 2006	December 31, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Trade accounts receivable, less allowance for doubtful accounts of $545 and $472	70,658	49,273
Inventories	53,766	62,411
Deferred income taxes	2,523	2,473
Other	2,771	3,318

Total current assets	129,719	117,476

Property, plant and equipment:
Land and improvements	3,301	3,301
Buildings	20,012	19,871
Machinery and equipment	304,405	302,245
Construction in progress	4,944	6,161

	332,662	331,578
Accumulated depreciation	(165,591)	(161,457)

Net property, plant and equipment	167,071	170,121

Intangibles, net	29,883	29,916
Non-current deferred income taxes	42,955	47,578
Minority interest	5,411	5,952

TOTAL ASSETS	$375,039	$371,043

LIABILITIES
Current liabilities:
Accounts payable	$24,735	$22,262
Accrued expenses	41,816	40,051

Total current liabilities	66,551	62,313
Long-term debt - Oregon Steel Mills, Inc.	277,557	287,669
Environmental liability	24,997	24,863
Deferred employee benefits	36,361	34,620

Total liabilities	405,466	409,465

Redeemable common stock, 20 shares issued and outstanding	16,800	16,800

Commitments and contingencies (Note 4)
STOCKHOLDERS’ DEFICIT
Common stock, par value $1 per share, 1,000 shares authorized; 200 shares issued and outstanding	1	1
Additional paid-in capital	19,931	19,931
Accumulated deficit	(61,621)	(69,616)
Accumulated other comprehensive loss:
Minimum pension liability	(5,538)	(5,538)

Total stockholders’ deficit	(47,227)	(55,222)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$375,039	$371,043

The accompanying notes are an integral part of the Consolidated Financial Statements.

NEW CF&I, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Sales:
Product sales	$131,082	$120,723
Freight	4,835	3,104

	135,917	123,827
Costs and expenses:
Cost of sales	106,805	97,405
Selling, general and administrative expenses	8,773	8,095
Loss (gain) on disposal of assets	202	(87)

	115,780	105,413

Operating income	20,137	18,414
Other income (expense):
Interest expense, net	(7,084)	(7,143)
Minority interests	(541)	(456)
Other income, net	63	57

Income before income taxes	12,575	10,872
Income tax expense	(4,580)	(3,785)

Net income	$7,995	$7,087

The accompanying notes are an integral part of the Consolidated Financial Statements.

NEW CF&I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Cash flows from operating activities:
Net income	$7,995	$7,087
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	5,831	4,905
Deferred income taxes	4,573	2,612
Loss (gain) on disposal of assets	202	(87)
Minority interests	541	456
Other, net	1,876	156
Changes in current assets and liabilities:
Trade accounts receivable	(21,385)	(51)
Inventories	8,645	(29,295)
Accounts payable	2,473	(10,375)
Accrued expenses	1,765	966
Other	547	1,724

Net cash provided (used) by operating activities	13,063	(21,902)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,002)	(3,723)
Proceeds from disposal of assets	51	87

Net cash used by investing activities	(2,951)	(3,636)

Cash flows from financing activities:
Borrowings from Oregon Steel Mills, Inc.	45,838	82,273
Payments to Oregon Steel Mills, Inc.	(55,950)	(56,720)

Net cash provided (used) by financing activities	(10,112)	25,553

Net increase in cash and cash equivalents	—	15
Cash and cash equivalents at the beginning of period	1	1

Cash and cash equivalents at the end of period	$1	$16

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$7,271	$7,074

The accompanying notes are an integral part of the Consolidated Financial Statements.

NEW CF&I, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

          The Consolidated Financial Statements include the accounts of New CF&I, Inc. and its subsidiaries (“New CF&I”).  New CF&I owns a 95.2 percent interest in CF&I Steel, L.P. (“CF&I”), which is one of New CF&I’s principal subsidiaries.  Oregon Steel Mills, Inc. (“Oregon Steel”) holds a 90 percent ownership interest in New CF&I. Oregon Steel also owns directly an additional 4.3 percent interest in CF&I.   In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills.  New CF&I also owns a 100 percent interest in the Colorado and Wyoming Railway Company, which is a short-line railroad servicing CF&I. All significant intercompany balances and transactions have been eliminated.

          The unaudited Consolidated Financial Statements include estimates and other adjustments, consisting of normal recurring accruals and other charges.  Results for an interim period are not necessarily indicative of results for a full year.  Reference should be made to the Oregon Steel 2005 Form 10-K for additional New CF&I disclosures including a summary of significant accounting policies.

Recent Accounting Pronouncements

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, and Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The statement did not have any impact on the Consolidated Financial Statements.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and requires the retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The retrospective application of the change would be limited to the direct effects of the change, and indirect effects would be recognized in the period of the accounting change.  New CF&I adopted this standard on January 1, 2006 and it did not have a material impact on the Consolidated Financial Statements

Reclassifications

          Certain reclassifications have been made in the prior period to conform to the current period presentation.  New CF&I has reclassified incentive compensation between cost of sales and selling, general and administrative expenses.

          The reclassifications made to the prior period do not affect operating income as previously reported.

2.	Inventories

          Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method.  The components of inventories are as follows:

	March 31, 2006	December 31, 2005

	(In thousands)
Raw materials	$23,572	$33,027
Semi-finished product	7,005	7,030
Finished product	9,806	8,168
Stores and operating supplies	13,383	14,186

Total inventories	$53,766	$62,411

3.	Long-term Debt

          Borrowing requirements for capital expenditures and working capital have been provided through three revolving loans from Oregon Steel to CF&I.  The loans include interest on the daily amount outstanding, paid monthly, at the rate of 10.65% per annum.  The principal is due on demand or on December 31, 2007 if no demand is made.

          At March 31, 2006, principal payments on long-term debt were due as follows (in thousands):

2007	$277,557

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

          In October 1995, CF&I and the Colorado Department of Public Health and Environment (“CDPHE”) finalized a postclosure permit for hazardous waste units at CF&I’s Pueblo Mill.  As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years.  The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist.  At March 31, 2006, there were 59 SWMU’s that still required remediation.  At March 31, 2006, the total accrued liability for all remaining SWMU’s was $25.4 million, of which $23.4 million was classified as non-current on New CF&I’s Consolidated Balance Sheet.

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

          Beginning in May 2005, the CDPHE notified CF&I of subsequent violations of the State Consent Decree, which included violations of opacity standards, violations of minimum intervals between tapping operations at CF&I’s furnaces, and failure to perform yearly relative accuracy tests for the Quality Assurance/Quality Control ultrasonic flow monitors.  In October 2005, a settlement was reached between CF&I and the CDPHE and included penalties for all violations with the State Consent Decree through the settlement date.  The settlement provided for CF&I to pay $0.2 million in penalties, fund approximately $0.8 million in supplemental environmental projects (“SEP’s”), pay approximately $0.1 million in consulting services and make certain capital improvements expected to cost $0.7 million.  At March 31, 2006, CF&I paid $0.2 million, $0.3 million and $0.1 million of the penalties, SEP’s and consulting services, respectively.  Other than the capital improvements, CF&I’s accrued expenses include all unpaid settlement amounts at March 31, 2006.

Purchase Commitments

          A contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and expires in February 2013.  The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index.  The monthly base charge at March 31, 2006 was $0.1 million

Guarantees and Financing Arrangements

          On July 15, 2002, Oregon Steel issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%.  Interest is payable on January 15 and July 15 of each year.  The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of Oregon Steel, excluding accounts receivable, inventory, and certain other assets.  As of March 31, 2006, Oregon Steel had outstanding $303.0 million of principal amount under the 10% Notes.  The Indenture under which the 10% Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of Oregon Steel’s net income, as defined.  New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

Other Agreements

          On January 15, 2004, CF&I announced a tentative agreement to settle the labor dispute between the United Steelworkers of America and CF&I that had been ongoing since October 1997, and on September 10, 2004 the settlement was finalized and became effective (the “Settlement”).  Beginning on the effective date of the Settlement, the Settlement included a ten year profit participation obligation (“Back Pay Profit Sharing Obligation” or “BPPSO”) consisting of 25% of CF&I’s quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3.0 million per year for 2004 through 2008 and $4.0 million per year for 2009 through 2013; these cap amounts are subject to a carryforward/carryback provision described in the Settlement documents.  New CF&I recorded charges of $3.2 million and $3.4 million for the three months ended, March 31, 2006 and 2005, respectively, for the BPPSO and related payroll taxes, which were classified as selling, general and administrative expenses.

          During the first quarter ended March 31, 2006, CF&I entered into an agreement to produce seamless pipe for an independent third party.  Per the agreement, CF&I will produce a minimum of 4,000 tons per month, but not more than 15,000 tons per month.  The agreement expires December 31, 2007, unless both parties agree to renew the agreement for successive one-year terms thereafter.  For the quarter ended March 31, 2006, CF&I met the minimum production requirements.

Other Contingencies

          New CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters.  In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of New CF&I, its results of operations, and liquidity.

5.	Income Taxes

          The effective income tax expense rate was 36.4% for the three months ended March 31, 2006, as compared to a tax expense rate of 34.8% in the corresponding period in 2005.  The effective income tax rate for the three months ended March 31, 2006 varied from the combined state and federal statutory rate principally because of allocated recorded tax benefits associated with export sales and domestic manufacturing.  The effective income tax expense rate for the three months ended March 31, 2005 varied from the combined state and federal statutory rate principally because New CF&I reversed a portion of the valuation allowance, established in 2003, for certain state net operating loss carry-forwards that were allocated to New CF&I as noted below.

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

          SFAS No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded.  Based on this guidance, Oregon Steel did not adjust its valuation allowance established in prior years for the three months ended March 31, 2006 and reduced its valuation allowance in the three months ended March 31, 2005 due to reduced uncertainty regarding the realization of deferred tax assets.  New CF&I received no valuation allowance allocation for the three months ended March 31, 2006 and was allocated $0.2 million of the valuation allowance reduction for the three months ended March 31, 2005.  At March 31, 2006, the valuation allowance for deferred tax assets was $4.0 million.

          New CF&I will continue to evaluate the need for valuation allowances in the future.  Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.

6.	Employee Benefit Plans

          New CF&I has noncontributory defined benefit pension plans, postretirement health care and life insurance benefit plans that cover nearly all of its eligible employees.  Certain management employees are no longer eligible to participate in the defined benefit plans if they were hired after September 1, 2005.  Those employees are instead enrolled in an employer funded defined contribution plan equal to three percent of annual wages.  The new defined contribution plan is funded annually, and participants’ benefits vest after five years of service.  New CF&I also offers a qualified Thrift 401(k) plan to all of its employees.

          Components of net periodic benefit cost related to the defined benefit pension plans are as follows:

	Defined Benefit Pension Plans

	Three Months Ended March 31,

	2006	2005

	(In thousands)
Service cost	$648	$579
Interest cost	1,057	1,001
Expected return on plan assets	(880)	(614)
Amortization of unrecognized net loss	115	38
Amortization of unrecognized prior service cost	609	609

Total net periodic benefit cost	$1,549	$1,613

          Components of net periodic benefit cost related to the postretirement health care and life insurance benefit plans are as follows:

	Other Benefit Plans

	Three Months Ended March 31,

	2006	2005

	(In thousands)
Service cost	$57	$55
Interest cost	303	303
Amortization of unrecognized net loss	62	53
Amortization of unrecognized prior service cost	180	180

Total net periodic benefit cost	$602	$591

          New CF&I made contributions of $3.8 million and $3.4 million to its pension plans for the three months ended March 31, 2006 and 2005, respectively.   New CF&I expects to make additional contributions of $15.6 million in 2006.

CF&I STEEL, L.P.
BALANCE SHEETS
(In thousands)

	March 31, 2006	December 31, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, less allowance for doubtful accounts of $363 and $348	69,546	48,108
Inventories	53,410	62,033
Other	2,504	3,005

Total current assets	125,460	113,146

Property, plant and equipment:
Land and improvements	3,295	3,295
Buildings	18,620	18,478
Machinery and equipment	302,654	300,476
Construction in progress	4,944	6,161

	329,513	328,410
Accumulated depreciation	(162,902)	(158,791)

Net property, plant and equipment	166,611	169,619

Intangibles, net	29,883	29,916

TOTAL ASSETS	$321,954	$312,681

LIABILITIES
Current liabilities:
Accounts payable	$37,103	$34,055
Accrued expenses	42,250	40,316

Total current liabilities	79,353	74,371
Long-term debt - Oregon Steel Mills, Inc.	277,557	287,669
Long-term debt - New CF&I, Inc.	21,756	21,756
Environmental liability	24,997	24,863
Deferred employee benefits	36,361	34,619

Total liabilities	440,024	443,278

Commitments and contingencies (Note 4)
PARTNERS’ DEFICIT
General partner	(112,403)	(124,329)
Limited partners	(5,667)	(6,268)

Total partners’ deficit	(118,070)	(130,597)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$321,954	$312,681

The accompanying notes are an integral part of the Financial Statements.

CF&I STEEL, L.P.
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Sales:
Product sales	$129,661	$118,974
Freight	4,835	3,104

	134,496	122,078
Costs and expenses:
Cost of sales	105,583	96,112
Selling, general and administrative	8,676	8,039
Loss (gain) on disposal of assets	202	(80)

	114,461	104,071

Operating income	20,035	18,007
Other income (expense):
Interest expense, net	(7,571)	(7,505)
Other income, net	63	57

Net income	$12,527	$10,559

The accompanying notes are an integral part of the Financial Statements.

CF&I STEEL, L.P.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Cash flows from operating activities:
Net income	$12,527	$10,559
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	5,798	4,830
Loss (gain) on disposal of assets	202	(80)
Other	1,876	1,429
Changes in current assets and liabilities:
Trade accounts receivable	(21,438)	94
Inventories	8,623	(29,219)
Accounts payable	3,048	(10,080)
Accrued expenses	1,934	(121)
Other	501	678

Net cash provided (used) by operating activities	13,071	(21,910)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,002)	(3,723)
Proceeds from disposal of assets	43	80

Net cash used by investing activities	(2,959)	(3,643)

Cash flows from financing activities:
Borrowings from related parties	45,838	82,273
Payments to related parties	(55,950)	(56,720)

Net cash provided (used) by financing activities	(10,112)	25,553

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of period	—	—

Cash and cash equivalents at the end of period	$—	$—

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$7,271	$7,074

The accompanying notes are an integral part of the Financial Statements.

CF&I STEEL, L.P.
Notes to Financial Statements
(Unaudited)

1.	Basis of Presentation

          The Financial Statements include the accounts of CF&I Steel, L.P. (“CF&I”).  Oregon Steel Mills, Inc. (“Oregon Steel”) owns a 90 percent interest in New CF&I, Inc. (“New CF&I”), which owns a 95.2 percent interest in CF&I.  Oregon Steel also owns directly an additional 4.3 percent interest in CF&I.  In January 1998, CF&I assumed the trade name of Rocky Mountain Steel Mills.

          The unaudited Financial Statements include estimates and other adjustments, consisting of normal recurring accruals and other charges.  Results for an interim period are not necessarily indicative of results for a full year.  Reference should be made to the Oregon Steel 2005 Form 10-K for additional CF&I disclosures including a summary of significant accounting policies.

Recent Accounting Pronouncements

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The statement did not have any impact on the Financial Statements.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and requires the retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The retrospective application of the change would be limited to the direct effects of the change, and indirect effects would be recognized in the period of the accounting change.  CF&I adopted this standard on January 1, 2006 and it did not have a material impact on the Financial Statements.

Reclassifications

          Certain reclassifications have been made in the prior period to conform to the current period presentation.  CF&I has reclassified incentive compensation between cost of sales and selling, general and administrative expenses.

          The reclassifications made to the prior period do not affect operating income as previously reported.

2.	Inventories

          Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method.  The components of inventories are as follows:

	March 31, 2006	December 31, 2005

	(In thousands)
Raw materials	$23,572	$33,027
Semi-finished product	7,005	7,030
Finished product	9,806	8,168
Stores and operating supplies	13,027	13,808

Total inventories	$53,410	$62,033

3.	Long-term Debt

          Borrowing requirements for capital expenditures and working capital have been provided through three revolving loans from Oregon Steel to CF&I as well as three loans from New CF&I to CF&I.  The Oregon Steel loans include interest on the daily amount outstanding, paid monthly, at the rate of 10.65% per annum.  The principal is due on demand or on December 31, 2007 if no demand is made.  The loans from New CF&I include interest on the daily amount outstanding at prime.  For the three months ended March 31, 2006, interest was calculated at a weighted average interest rate of 7.4%.  The principal on the New CF&I loans is due on demand; however, it is classified as long-term based on New CF&I’s intent not to demand payment in 2007.

          At March 31, 2006, principal payments on long-term debt were due as follows (in thousands):

2007	$299,313

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

          In October 1995, CF&I and the Colorado Department of Public Health and Environment (“CDPHE”) finalized a postclosure permit for hazardous waste units at CF&I’s Pueblo Mill.  As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years.  The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist.  At March 31, 2006, there were 59 SWMU’s that still required remediation.  At March 31, 2006, the total accrued liability for all remaining SWMU’s was $25.4 million, of which $23.4 million was classified as non-current on CF&I’s Balance Sheet.

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

          Beginning in May 2005, the CDPHE notified CF&I of subsequent violations of the State Consent Decree, which included violations of opacity standards, violations of minimum intervals between tapping operations at CF&I’s furnaces, and failure to perform yearly relative accuracy tests for the Quality Assurance/Quality Control ultrasonic flow monitors.  In October 2005, a settlement was reached between CF&I and the CDPHE and included penalties for all violations with the State Consent Decree through the settlement date.  The settlement provided for CF&I to pay $0.2 million in penalties, fund approximately $0.8 million in supplemental environmental projects (“SEP’s”), pay approximately $0.1 million in consulting services and make certain capital improvements expected to cost $0.7 million.  At March 31, 2006, CF&I paid $0.2 million, $0.3 million and $0.1 million of the penalties, SEP’s and consulting services, respectively.  Other than the capital improvements, CF&I’s accrued expenses include all unpaid settlement amounts at March 31, 2006.

Purchase Commitments

          A contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and expires in February 2013.  The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index.  The monthly base charge at March 31, 2006 was $0.1 million.

Guarantees and Financing Arrangements

          On July 15, 2002, Oregon Steel issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%.  Interest is payable on January 15 and July 15 of each year.  The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of Oregon Steel, excluding accounts receivable, inventory, and certain other assets.  As of March 31, 2006, Oregon Steel had outstanding $303.0 million of principal amount under the 10% Notes.  The Indenture under which the 10% Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of Oregon Steel’s net income, as defined.  New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.

Other Agreements

          On January 15, 2004, CF&I announced a tentative agreement to settle the labor dispute between the United Steelworkers of America and CF&I that had been ongoing since October 1997, and on September 10, 2004 the settlement was finalized and became effective (the “Settlement”).  Beginning on the effective date of the Settlement, the Settlement included a ten year profit participation obligation (“Back Pay Profit Sharing Obligation” or “BPPSO”) consisting of 25% of CF&I’s quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3.0 million per year for 2004 through 2008 and $4.0 million per year for 2009 through 2013; these cap amounts are subject to a carryforward/carryback provision described in the Settlement documents.  CF&I recorded charges of $3.2 million and $3.4 million for the three months ended, March 31, 2006 and 2005, respectively, for the BPPSO and related payroll taxes, which were classified as selling, general and administrative expenses.

          During the first quarter ended March 31, 2006, CF&I entered into an agreement to produce seamless pipe for an independent third party.  Per the agreement, CF&I will produce a minimum of 4,000 tons per month, but not more than 15,000 tons per month.  The agreement expires December 31, 2007, unless both parties agree to renew the agreement for successive one-year terms thereafter.  For the quarter ended March 31, 2006, CF&I met the minimum production requirements.

Other Contingencies

          CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters.  In the opinion of management, the outcome of these matters would not have a material adverse effect on the financial condition of CF&I, its results of operations, and liquidity.

5.	Employee Benefit Plans

          CF&I has noncontributory defined benefit pension plans, postretirement health care and life insurance benefit plans that cover nearly all of its eligible employees.  Certain management employees are no longer eligible to participate in the defined benefit plans if they were hired after September 1, 2005.  Those employees are instead enrolled in an employer funded defined contribution plan equal to three percent of annual wages.  The new defined contribution plan is funded annually, and participants’ benefits vest after five years of service.  CF&I also offers a qualified Thrift 401(k) plan to all of its employees.

          Components of net periodic benefit cost related to the defined benefit pension plans are as follows:

	Defined Benefit Pension Plans

	Three Months Ended March 31,

	2006	2005

	(In thousands)
Service cost	$648	$579
Interest cost	1,057	1,001
Expected return on plan assets	(880)	(614)
Amortization of unrecognized net loss	115	38
Amortization of unrecognized prior service cost	609	609

Total net periodic benefit cost	$1,549	$1,613

          Components of net periodic benefit cost related to the postretirement health care and life insurance benefit plans are as follows:

	Other Benefit Plans

	Three Months Ended March 31,

	2006	2005

	(In thousands)
Service cost	$57	$55
Interest cost	303	303
Amortization of unrecognized net loss	62	53
Amortization of unrecognized prior service cost	180	180

Total net periodic benefit cost	$602	$591

          CF&I made contributions of $3.8 million and $3.4 million to its pension plans for the three months ended March 31, 2006 and 2005, respectively.  CF&I expects to make additional contributions of $15.6 million in 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

          The following information contains forward-looking statements, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements made in this report that are not statements of historical fact are forward-looking statements that are based on current expectations about Oregon Steel Mills, Inc.’s (“Company”) business, and the assumptions underlying these forward-looking statements.  Forward-looking statements made in this report can be identified by forward-looking words such as, but not limited to, “expect,” “anticipate,” “believe,” “intend,” “plan,” “seek,” “forecast,” “estimate,” “continue,” “may,” “will,” “would,” “could,” “likely,” and similar expressions.  These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected.  Specific risks and uncertainties include market demand, competitive factors, pricing, economic conditions, and other factors which are set forth in “Risk Factors” of Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

          Caution should be taken not to place undue reliance on the Company’s forward-looking statements, which represent the Company’s views only as of the date this report is filed.  The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Overview

          The Consolidated Financial Statements include all wholly owned and those majority owned subsidiaries over which the Company exerts management control.  Non-controlled subsidiaries and affiliates are accounted for using the equity method.  Material wholly owned and majority owned subsidiaries of the Company are wholly owned Camrose Pipe Corporation (“CPC”), which does business as Columbia Structural Tubing (“CST”) and holds a 100 percent interest in the Camrose Pipe Company (“Camrose”); a 60 percent interest in Oregon Feralloy Partners (“OFP”); and 90 percent owned New CF&I, Inc. (“New CF&I”) which owns a 95.2 percent interest in CF&I Steel, L.P. (“CF&I”).  The Company also directly owns an additional 4.3 percent interest in CF&I.  In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills (“RMSM”).  New CF&I owns a 100 percent interest in the Colorado and Wyoming Railway Company.  All significant inter-company balances and transactions have been eliminated.

          The Company currently has two aggregated operating divisions known as the Oregon Steel Division and the RMSM Division.  The Oregon Steel Division is centered at the steel plate mill in Portland, Oregon (“Portland Mill”), which in addition to sales to third parties, supplies steel plate and coiled plate to the Company’s structural tubing and welded pipe finishing facilities.  The Oregon Steel Division also produces large diameter line pipe and electric resistance welded (“ERW”) line pipe and casing at the Camrose Pipe Mill and structural tubing at its CST facility.  The Company is in the process of constructing a new spiral weld double submerged arc weld pipe making facility.  Construction is expected to be completed in July of 2006.  The RMSM Division consists of steelmaking and finishing facilities which produce rail, rod and bar and seamless pipe products.  All manufacturing, as well as certain related operations, of the RMSM Division are located in Pueblo, Colorado.

Critical Accounting Policies and Estimates

          The Company’s discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with Generally Accepted Accounting Principles.  The preparation of these Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  This provides a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.  A description of the Company’s critical accounting policies and related estimates and judgments that affect the preparation of the Consolidated Financial Statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and there have been no changes in critical accounting policies in the first quarter of 2006.

2006 Outlook

          For 2006, the Company expects to ship approximately 1.8 million tons of products and generate approximately $1.57 billion in sales.  In the Oregon Steel Division, the product mix is expected to consist of approximately 545,000 tons of plate and coil, 340,000 tons of welded pipe and 82,000 tons of structural tubing.  The RMSM Division expects to ship approximately 400,000 tons of rail, 330,000 tons of rod and bar products and 85,000 tons of seamless pipe.

          Second quarter 2006 shipments to customers are expected to be approximately 408,000 tons.  In the Oregon Steel Division the product mix is expected to consist of approximately 138,000 tons of plate and coil, 43,000 tons of welded pipe and 22,000 tons of structural tubing.  The Company’s RMSM Division expects to ship approximately 98,000 tons of rail, 84,000 tons of rod and bar products and 23,000 tons of seamless pipe.

Discussion and Analysis of Income
(Information in tables in thousands except tons, per ton, and percentages)

	Three Months Ended March 31,

	2006	2005	$ Change	% Change

Sales
Oregon Steel Division	$219,371	$172,138	$47,233	27.4%
RMSM Division	135,917	123,827	12,090	9.8%

Consolidated	$355,288	$295,965	$59,323	20.0%

Tons sold
Oregon Steel Division:
Plate and Coil	136,500	112,400	24,100	21.4%
Welded Pipe	62,300	30,300	32,000	105.6%
Structural Tubing	18,400	14,800	3,600	24.3%

Total Oregon Steel Division	217,200	157,500	59,700	37.9%

RMSM Division:
Rail	93,300	101,800	(8,500)	(8.3)%
Rod and Bar	75,000	86,400	(11,400)	(13.2)%
Seamless Pipe	14,000	—	14,000	100.0%

Total RMSM Division	182,300	188,200	(5,900)	(3.1)%

Consolidated	399,500	345,700	53,800	15.6%

Sales price per ton
Oregon Steel Division	$1,010	$1,093	$(83)	(7.6)%
RMSM Division	$746	$658	$88	13.4%
Consolidated	$889	$856	$33	3.9%

Sales

          The increase in consolidated tonnage shipments for the comparative three month periods is primarily due to increased shipments of plate, welded and seamless pipe and structural tubing products partially offset by lower shipments of rail and rod and bar products.  The Company’s seamless pipe mill, which was idled in November of 2003, was restarted in December of 2005 and shipped 14,000 tons of seamless casing during the first quarter of 2006.  The increases in sales and average sales price were primarily due to higher shipments of plate and welded and seamless pipe products (the Company’s highest selling priced products) and higher average selling prices for rail products, partially offset by lower average selling prices for plate, ERW pipe and structural tubing products.

Gross Profit

	Three Months Ended March 31,

	2006	2005	$ Change	% Change

Gross Profit	$79,856	$72,535	$7,321	10.1%
Gross Profit Margin	22.5%	24.5%		(2.0)%

          The increase in gross profit in 2006 compared to 2005 was primarily a result of higher average sales prices in the RMSM Division and higher volumes in the Oregon Steel Division, coupled with lower steel slab and scrap prices.  Gross margin as a percentage of sales declined due in part to a decline in margins for plate and ERW pipe products, primarily as a result of the lower selling prices noted above.

Selling, General and Administrative Expenses

	Three Months Ended March 31,

	2006	2005	$ Change	% Change

Selling, General and Administrative Expenses	$21,288	$18,053	$3,235	17.9%

          The increase in selling, general and administrative expenses in 2006 compared to 2005 was the result of an increase in incentive compensation of approximately $1.6 million.  Incentive compensation for 2006 includes stock compensation expense of $1.2 million.  The Company formerly presented incentive compensation expense as a separate line item on its financial statements.  These amounts have been reclassified into cost of sales and selling, general and administrative expenses.  The Company recorded charges of $3.2 million and $3.4 million for the three months ended March 31, 2006 and 2005, respectively, for the Back Pay Profit Sharing Obligation and related payroll taxes.  See Note 10 to the Company’s Consolidated Financial Statements, “Contingencies – Other Agreements.”  In addition, demurrage costs increased in 2006 over 2005.

Interest Expense, net

	Three Months Ended March 31,

	2006	2005	$ Change	% Change

Interest Expense, net	$6,987	$8,642	$(1,655)	(19.2)%

          Interest expense in 2006 decreased from 2005 due to increased capitalized interest from the construction of the new spiral weld pipe mill.  Substantially all of the Company’s interest expense is related to the 10% First Mortgage Notes due in 2009.

Income Tax Expense

	Three Months Ended March 31,

	2006	2005	$ Change	% Change

Income Tax Expense	$19,126	$16,006	$3,120	19.5%

          The effective income tax expense rate was 36.5% for the three months ended March 31, 2006 as compared to an effective income tax expense rate of 36.1% for the first quarter of 2005.  The effective income tax rate for 2006 varied from the combined state and federal statutory rate because the Company recorded tax benefits associated with export sales and domestic manufacturing.  Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded.  Based on this guidance, the Company did not adjust the valuation allowance established in prior years for the three months ended March 31, 2006 and reduced the valuation allowance by $0.2 million during the three months ended March 31, 2005 because the improved earnings reduced this uncertainty.  The Company will continue to evaluate the need for valuation allowances in the future.  Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.  As of March 31, 2006, the only valuation allowance relates to the State of Colorado net operating losses and credits.

Liquidity and Capital Resources

          At March 31, 2006, the Company’s liquidity, comprised of cash (excluding restricted cash and cash equivalents of $20.1 million), cash equivalents, and short-term investments totaled approximately $181.6 million.  At December 31, 2005, the Company’s liquidity, comprised of cash (excluding restricted cash and cash equivalents of $22.1 million), cash equivalents, and short-term investments totaled approximately $156.2 million.  The Company terminated its $65.0 million revolving credit facility on March 29, 2005 and replaced it with a new credit facility that provides for a maximum borrowing of $35.0 million for the sole purpose of issuing letters of credit.  For further information see Note 5 to the Company’s Consolidated Financial Statements, “Debt, Financing Arrangements and Liquidity.”

          Net working capital at March 31, 2006 increased $32.9 million compared to December 31, 2005, reflecting a $9.5 million increase in current assets, in addition to a $23.4 million decrease in current liabilities.  The increase in current assets was primarily due to an increase in cash and cash equivalents (excluding restricted cash and cash equivalents) of $12.0 million and an increase in short-term investments of $13.4 million.  In addition, accounts receivable increased $28.0 million, offset by a $40.8 million decrease in inventory.  The increase in accounts receivable was due to strong sales in the first quarter of 2006.  The decrease in inventory was primarily due to reductions of semi-finished inventory at the Oregon Steel Division and scrap inventory at the RMSM Division both in terms of quantities and average cost per ton.  The decrease in current liabilities was primarily due to a decrease in accounts payable of $24.2 million, as the result of the payment of slab costs accrued at the end of 2005.

          Additions in property, plant and equipment were $20.5 million at March 31, 2006, compared to $8.0 million at March 31, 2005.  First quarter 2006 asset additions include continuing construction in progress of the new spiral weld mill, which is expected to be completed in July of 2006.  Depreciation and amortization for the three months ended March 31, 2006 was $10.9 million compared to $9.7 million in the same period in 2005.  For all of 2006, the Company anticipates that capital expenditures and depreciation and amortization will be approximately $89.0 million and $46.0 million, respectively.

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

          On March 29, 2000, OFP entered into a seven-year $14.0 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility.  Amounts outstanding under the loan agreement bear interest based on the LIBOR rate plus a margin ranging from 1.25% to 3.00% and, as of March 31, 2006, there was $5.6 million of principal outstanding of which $2.0 million was classified as current. The loan is secured by all the assets of OFP.  The loan agreement contains various restrictive covenants including a minimum tangible net worth amount, a minimum debt service coverage ratio, and a specified amount of insurance coverage.  Principal payments required on the loan are $0.5 million per quarter but can be accelerated for excess cash flows, as defined.  Excess cash flows generated in 2004 resulted in $0.4 million of additional principal payments paid in 2005.  No accelerated payments are expected during 2006.  The creditors of OFP have no recourse to the general credit of the Company.

          On September 17, 2004, CPC entered into a ten-year loan agreement related to an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement. CPC’s share of the debt is $3.5 million.  Amounts outstanding under the loan agreement bear interest at a rate of 6.57%.  As of March 31, 2006, CPC’s share of the principal outstanding was $3.5 million of which $42,000 was classified as current.  The loan is secured by the warehouse and contains various restrictive covenants on CPC including minimum income and cash flow requirements, a minimum debt service coverage amount and limitations on incurring new or additional debt obligations other than as allowed by the loan agreement.

          On March 29, 2005, the Company entered into a Letter of Credit Facility Agreement (“Credit Agreement”) with U.S. Bank National Association.  The Credit Agreement, as amended, provides for a maximum borrowing of $35.0 million for the sole purpose of issuing letters of credit through March 29, 2007.  Under the Credit Agreement, the Company agrees to pay an issuance fee of the greater of $100 or the face amount of a letter of credit multiplied by 0.125% and a fee, payable quarterly in arrears, at a rate of 0.50% per annum of the average aggregate undrawn face amount of all outstanding letters of credit during the preceding calendar quarter.  The Credit Agreement is secured by restricted cash and contains certain customary covenants for credit facilities of this type, such as provisions regarding compliance with laws, taxes, and quarterly financial reporting.  As of March 31, 2006, the Company had $20.1 million of restricted cash as collateral supporting $19.1 million of letters of credit associated with the Credit Agreement.

          Camrose maintains a CAD $15.0 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose.  Amounts under the facility bear interest based on the Canadian prime rate.  The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose’s eligible trade accounts receivable and inventories.  The credit facility contains various restrictive covenants including a minimum tangible net worth amount.  This facility expires in September 2006.  The average interest rate for the facility was 5.25% for the three months ended March 31, 2006.  Camrose pays annual commitment fees up to 0.25% of the unused portion of the credit line.  At March 31, 2006, there was no outstanding balance due under the credit facility.

          As of March 31, 2006, principal payments on debt are due as follows (in thousands):

2006	$2,031
2007	3,622
2008	47
2009	303,051
2010	54
2011	58
2012 and thereafter	3,215

$312,078

          Due to the favorable net results for the first three months of 2006, the Company has been able to satisfy its needs for working capital and capital expenditures through operations and, in part, through its available cash on hand.  The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from cash on hand and from funds generated from operations.

Off Balance Sheet Arrangements

          Information on the Company’s off balance sheet arrangements is disclosed in the contractual obligations table of the Company’s 2005 Form 10-K, and there have been no material changes in the first quarter of 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

          No material changes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

          There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

          See Note 10 to the Company’s Consolidated Financial Statements, “Contingencies,” for discussion of the environmental issues at the Portland Mill and RMSM.

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

Item 1A.	Risk Factors

          Information regarding risk factors appears in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  There have been no material changes for the quarter ended March 31, 2006 from the risk factors disclosed in the 2005 Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on April 27, 2006.

          The stockholders elected James E. Declusin, Carl W. Neun, and Frank M. Walker as Class C directors, to serve until 2009.  All Class A and Class B directors continued in office after the meeting.  Mr. Declusin, Mr. Neun and Mr. Walker were elected by a vote of 31,915,777 shares, 31,274,225 shares and 22,778,756 shares, respectively, and 298,748 shares, 940,300 shares and 9,435,769 shares, respectively, withheld authority to vote.

Item 5.	Other Information

          On February 16, 2006, the Board of Directors approved a revised form of Change in Control Agreement for Executive Officers to replace the existing two forms of agreement – one for Executive Officers having at least three years of service, and a second form for Executive Officers with less than three years service.  The revised form of agreement clarifies when actual bonus and target bonus will be used in calculating the severance provision.  The Board approved the revised form of agreement to replace the existing form for James E. Declusin, L. Ray Adams, Robert A. Simon, Larry R. Lawrence, Scott J. Montross, David J. Cranston and Jennifer R. Murray.  See Exhibit 10.1 to this Form 10-Q.

          On April 28, 2006, the Board of Directors approved an updated Employment Agreement for James E. Declusin.  Changes from the existing Employment Agreement were an extension of the Employment Agreement through April 30, 2010 and updates to his recently approved salary, his current target bonus percentage under the Annual Incentive Plan, his participation in the Program for Executive Officers and Key Employees under the 2005 Long-Term Incentive Plan, the specification of vacation benefits and certain other prerequisites.  See Exhibit 10.2 to this Form 10-Q.

Executive Officer Annual Incentive Plan

           On February 16, 2006, the Nominating/Corporate Governance and Compensation Committee (“Committee”) recommended and the Board approved the revised 2006 Annual Incentive Plan (“2006 AIP”).  The terms of the 2006 AIP provide for annual cash incentive award opportunities based upon Company performance measures, with threshold, target, stretch and extraordinary levels.  The amount of incentive will be calculated by multiplying base salary by the product of the approved incentive percentage and the multiplier.  The goals for 2006 are a combination of (i) operational goals (weighted 10%) and (ii) net income (weighted 90%).  Achievement of the performance measurements, at the threshold level results in a multiplier of .5; target level is 1 times; stretch 1.5 times and extraordinary 2 times.  The Committee has full discretion to determine the extent to which goals have been achieved, the payment level and whether any final payment will be made.

           On April 27, 2006, the Board approved, upon the recommendation of the Committee, revised target incentive percentages under the 2006 AIP for certain Executive Officers, including the named Executive Officers for 2006, as follows: James E. Declusin, President and Chief Executive Officer, 85%; L. Ray Adams, Vice President Finance, and Chief Financial Officer, 65%; Jennifer R. Murray, Vice President Administration and Corporate Secretary, 50%; Robert A. Simon, Vice President and General Manager RMSM, 55%; and Jeff S. Stewart, Treasurer, 40%.

Executive Officer Long-Term Incentive Program

           On April 27, 2006, pursuant to the 2005 Long-Term Incentive Program (“LTIP”), the Board approved, upon the recommendation of the Committee, the grant of performance-based equity awards (“Performance Shares”) under the 2005 LTIP to executive officers of the Company as a component of their total 2006 compensation package.  Each award is expressed as a target number of Performance Shares of the Company’s common stock determined by dividing the target long-term incentive value by the 20 trading day average closing share price at the beginning of the Performance Period.  For the Performance Shares granted on April 27, 2006, the Performance Period started January 1, 2006, and the 20 trading day average closing share price was $29.41.

           The number of Performance Shares, if any, actually earned by the grantee under an award will be based upon the performance of the Company over a three-year performance period (the “Performance Period”) beginning January 1, 2006 and ending December 31, 2008.  Depending upon the Company’s performance with reference to the performance categories described below, a grantee ultimately may earn from zero to two times the target number of Performance Shares granted.

           The performance categories used to determine how many Performance Shares ultimately will be earned are (1) the Company’s total shareholder return (“TSR”), defined as stock price appreciation including reinvestment of dividends, during the Performance Period relative to the TSR during that same period of the selected industry peer group, and (2) the three-year average earnings before interest, taxes, depreciation and amortization (“EBITDA”) per ton of steel shipped.  One half of the total target number of Performance Shares awarded may be earned based on the relative TSR performance and the other half may be earned based on the EBITDA per ton of steel shipped performance.  For each performance category, performance levels have been set that will earn threshold (.25 times), target (1 times) and superior (2 times) the target payouts.  If the threshold performance level is not achieved in a category as of the end of the award’s Performance Period, then none of the Performance Shares tied to that category would be earned.  If at least the threshold is achieved in a category, then Performance Shares will be earned in an amount equal to the number of the award’s target shares tied to that category, multiplied by a percentage determined by a straight-line interpolation between the level of the Company’s performance in that category and the above stated payout percentages.  Earned awards will be paid 60% in cash and 40% in Company stock.

           Grants of a total of 85,351 Performance Shares were approved on April 27, 2006, subject to the results of the performance criteria for the three-year Performance Period 2006 through 2008.  Among the recipients of the awards were the following named executive officers for 2006 and their corresponding target awards of Performance Shares: James E. Declusin, President and Chief Executive Officer, 23,461; L. Ray Adams, Vice President Finance, and Chief Financial Officer, 12,240; Jennifer R. Murray, Vice President Administration and Corporate Secretary, 6,800; Robert A. Simon, Vice President and General Manager RMSM, 7,480; and Jeff S. Stewart, Treasurer, 3,400.

           On April 28, 2006, the LTIP program was revised, making it clear that although the program was adopted in 2005, it is in effect for performance awards approved from 2005 through 2010.  See Exhibit 10.3 for the revised program.

Item 6.	Exhibits

10.1**	Form of Change in Control Agreement between the Company and certain of its Executive Officers

10.2**	Employment Agreement dated May 1, 2006, between the Company and James E. Declusin

10.3**	Program for Executive Officers and Key Employees under the 2005 Long Term Incentive Plan

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

OREGON STEEL MILLS, INC.

Date: May 1, 2006	/s/ Robin A. Gantt

Robin A. Gantt
Corporate Controller
(Principal Accounting Officer)

OREGON STEEL MILLS, INC.

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED MARCH 31, 2006

10.1**	Form of Change in Control Agreement between the Company and certain of its Executive Officers

10.2**	Employment Agreement dated May 1, 2006, between the Company and James E. Declusin

10.3**	Program for Executive Officers and Key Employees under the 2005 Long Term Incentive Plan.

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