Form 10-Q
period 2006-06-30
OREGON STEEL MILLS INC
filed 2006-07-28
CIK 830260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value	35,811,181

Class	Number of Shares Outstanding (as of July 24, 2006)

OREGON STEEL MILLS, INC.

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

OREGON STEEL MILLS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)

	June 30, 2006	December 31, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,564	$52,913
Cash and cash equivalents – restricted	4,896	22,052
Short-term investments	190,373	103,300
Trade accounts receivable, less allowance for doubtful accounts of $359 and $996	141,721	138,456
Inventories	307,233	301,546
Deferred income taxes	3,787	1,997
Other	27,927	15,756

Total current assets	758,501	636,020

Property, plant and equipment:
Land and improvements	22,468	21,582
Buildings	69,736	58,399
Machinery and equipment	839,322	832,551
Construction in progress	65,716	43,874

	997,242	956,406
Accumulated depreciation	(471,871)	(457,284)

Net property, plant and equipment	525,371	499,122

Goodwill	4,458	4,458
Intangibles, net	30,396	30,456
Other assets	1,180	5,824

TOTAL ASSETS	$1,319,906	$1,175,880

LIABILITIES
Current liabilities:
Current portion of long-term debt	$2,043	$2,042
Short-term debt	305,893	—
Accounts payable	90,466	87,785
Accrued expenses	109,249	77,807

Total current liabilities	507,651	167,634
Long-term debt	6,525	308,337
Deferred employee benefits	73,327	66,135
Environmental liability	26,445	26,147
Deferred income taxes	56,109	43,133
Other long-term liabilities	225	225

Total liabilities	670,282	611,611

Minority interests	14,944	11,869

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Capital stock:
Preferred stock, par value $.01 per share, 1,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share, 45,000 shares authorized; 35,811 and 35,714 shares issued and outstanding	358	357
Additional paid-in capital	367,687	364,768
Retained earnings	277,598	200,311
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	2,795	722
Minimum pension liability	(13,758)	(13,758)

Total stockholders’ equity	634,680	552,400

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,319,906	$1,175,880

The accompanying notes are an integral part of the Consolidated Financial Statements.

OREGON STEEL MILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Sales:
Product sales	$336,368	$321,531	$680,490	$610,363
Freight	13,221	13,428	24,387	20,561

	349,589	334,959	704,877	630,924
Costs and expenses:
Cost of sales	259,587	266,834	535,019	490,263
Selling, general and administrative expenses	19,641	14,330	40,928	32,384
Gain on disposal of assets	(205)	(212)	(372)	(299)

	279,023	280,952	575,575	522,348

Operating income	70,566	54,007	129,302	108,576
Other income (expense):
Interest expense, net	(6,771)	(8,326)	(13,757)	(16,968)
Minority interests	(2,078)	(1,176)	(3,075)	(4,252)
Other income, net	3,339	1,854	5,063	3,360

Income before income taxes	65,056	46,359	117,533	90,716
Income tax expense	(21,120)	(17,934)	(40,246)	(33,941)

Net income	$43,936	$28,425	$77,287	$56,775

Basic earnings per share	$1.23	$0.80	$2.16	$1.60
Diluted earnings per share	$1.22	$0.80	$2.15	$1.59
Weighted average common shares and common share equivalents outstanding:
Basic	35,781	35,439	35,749	35,419
Diluted	36,031	35,750	35,980	35,762

The accompanying notes are an integral part of the Consolidated Financial Statements.

OREGON STEEL MILLS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net income	$77,287	$56,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,738	19,445
Tax benefit on employee stock option plans	(1,505)	748
Deferred income taxes	11,186	20,005
Gain on disposal of assets	(372)	(299)
Stock compensation expense	2,421	591
Minority interests	3,075	4,252
Other, net	6,490	109
Changes in current assets and liabilities:
Trade accounts receivables	(3,265)	8,902
Inventories	(5,687)	(100,619)
Operating liabilities	31,958	(7,621)
Other	(6,989)	1,111

Net cash provided by operating activities	136,337	3,399

Cash flows from investing activities:
Purchases of short-term investments	(338,918)	(64,592)
Sales and maturities of short-term investments	251,750	85,841
Additions to property, plant and equipment	(43,976)	(23,000)
Proceeds from disposal of property, plant and equipment	1,125	—
Investment in Camrose Pipe Company	—	(18,603)
Other, net	95	355

Net cash used by investing activities	(129,924)	(19,999)

Cash flows from financing activities:
Payments on bank and long-term debt	(1,022)	(1,440)
Decrease (increase) in restricted cash and cash equivalents	17,156	(23,250)
Proceeds from common stock issued under stock options	689	553
Excess tax benefit on employee stock option plans	1,505	—
Net borrowings under Canadian bank revolving loan facility	4,838	13,517
Repurchase of 10% First Mortgage Notes due 2009	—	(2,173)

Net cash provided (used) by financing activities	23,166	(12,793)

Effects of foreign currency exchange rate changes on cash	72	(7)

Net increase (decrease) in cash and cash equivalents	29,651	(29,400)
Cash and cash equivalents at the beginning of period	52,913	77,026

Cash and cash equivalents at the end of period	$82,564	$47,626

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$15,521	$16,325
Income taxes	$31,154	$13,557

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

Recent Accounting Pronouncements

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company adopted this standard on January 1, 2006, and it did not have an impact on the Consolidated Financial Statements.

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

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and requires the retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The retrospective application of the change would be limited to the direct effects of the change, and indirect effects would be recognized in the period of the accounting change.  The Company adopted this standard on January 1, 2006, and it did not have an impact on the Consolidated Financial Statements.

          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Consolidated Financial Statements.

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

          Under SFAS No. 123R, compensation expense of $1.3 million and $2.5 million, respectively, was recorded to selling, general and administrative expense for the three and six months ended June 30, 2006, and a deferred tax benefit of $0.5 million and $1.0 million, respectively, was recognized for those same periods.  This resulted in a decrease of $0.8 million and $1.5 million, respectively, in net income for the three and six months ended June 30, 2006, and a decrease in basic and diluted earnings per share of $0.02 per share and $0.04 per share, respectively, for those same periods.

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

          The following table illustrates the effect on net income and earnings per share as if a fair value method described in SFAS No. 123, as amended, had been applied to the Company’s stock-based compensation plans for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

	(In thousands, except per share amounts)
Net income, as reported	$28,425	$56,775
Add: total stock-based compensation expense included in reported net income, net of related tax effects	363	363
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(436)	(511)

Pro forma net income	$28,352	$56,627

Income per share:
Basic – as reported	$0.80	$1.60
Basic – pro forma	$0.80	$1.60
Diluted – as reported	$0.80	$1.59
Diluted – pro forma	$0.79	$1.58

Stock Options

          The Company maintains a Non-Qualified Stock Option Plan (“Plan”), effective January 1, 2000.  As of June 30, 2006, the Company has granted options to purchase shares to certain senior management employees under the provisions of the Plan.  The exercise price is the fair value per share on the date of grant.  The term of each option is 10 years from grant date.  Depending upon the particular grant, options vest under one of two schedules: 1) one-half of the options granted vest immediately upon the grant, and the remaining one-half vest ratably over a three-year period or 2) options vest ratably over a three-year period starting with the first year anniversary after the grant date. At June 30, 2006, there were 77,000 shares reserved for future issuance under the Plan.

          The Company also maintains a Non-Employee Director Stock Option Plan (“Director Plan”), effective April 26, 2002.  As of June 30, 2006, the Company has granted options to purchase 60,000 shares of its common stock to individuals who are non-employee directors under the provisions of the Director Plan at fair market value on the date of the grant.  Options vest over a three-year annual graded schedule from their grant date and expire no later than ten years from the date of the grant.  At June 30, 2006, there were 90,000 shares reserved for future issuance under the Director Plan.

          Under SFAS No. 123R, the Company continues to use the Black-Scholes option-pricing model to estimate the fair value of its stock options.  The Company did not award options during the three and six months ended June 30, 2006 and did not award options during the corresponding periods in 2005.  Stock options were last awarded during 2004.  The assumptions used as inputs for the Black-Scholes option-pricing model for the 2004 awards, which are not fully vested at June 30, 2006, include:  (1) an annualized dividend yield of 0%, (2) expected volatility of 71.5%, based on historical stock prices for a twelve-month period, (3) a 4.1% risk-free rate of return, based on the U.S. Treasury bond rate with maturity period equaling the option’s expected term and (4) an expected option term of seven years, based on the average life and vesting period of options.

          A summary of stock option activity as of June 30, 2006 is as follows:

Summary Details for Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)

Outstanding at January 1, 2006	258,415	$7.63	8.02	$5,632
Granted	—	—	—	—
Exercised	(93,837)	7.34	—	(3,990)
Terminated	—	—	—	—
Outstanding at June 30, 2006	164,578	7.79	7.65	7,177
Exercisable at June 30, 2006	60,418	$7.36	7.32	$2,661

          The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 is $3.5 million and $4.0 million, respectively.  The total intrinsic value of stock options exercised was $0.3 million and $2.0 million, respectively, for the corresponding periods in 2005.  For the three and six months ended June 30, 2006, cash received from the exercise of stock options is $0.6 million and $0.7 million, respectively, and was $0.2 million and $0.6 million, respectively, for the three and six months ended June 30, 2005.  For the three and six months ended June 30, 2006, the tax benefit realized for the tax deductions from the exercise of options is $1.3 million and $1.5 million, respectively, and was $0.1 million and $0.7 million, respectively, for the corresponding periods in 2005.

          The following summarizes the activity of the Company’s stock options that had not vested as of June 30, 2006:

Summary Details for Nonvested Stock Options	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	213,330	$5.58
Granted	—	—
Vested	(109,170)	5.51
Terminated	—	—
Nonvested at June 30, 2006	104,160	$5.66

          As of June 30, 2006, there was $0.5 million of total unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over a weighted-average period of 0.83 years.  The total fair value of stock options vested during both the three and six-month periods ended June 30, 2006 is $5.5 million.  The total fair value of stock options vested was $2.0 million for both the three and six months ended June 30, 2005.

          The Company fulfills its obligations resulting from the stock-based compensation plans by issuing shares from authorized but unissued shares.

Long-Term Incentive Plan

          On April 28, 2005, the Company adopted the 2005 Long-Term Incentive Plan (“LTIP”).  The LTIP authorizes the Board of Directors to award various types of stock-based compensation arrangements including stock options, stock appreciation rights, restricted stock, performance awards, and other stock unit awards.  A total of 500,000 shares of the Company’s $.01 par value common stock are issuable under the LTIP.  The awards are earned over a three-year period and are based on the Company achieving goals within two defined performance categories.  The performance categories used to determine how many awards ultimately will be earned are (1) the Company’s total shareholder return (“TSR”) relative to the TSR of the selected industry peer group (“Market Condition”) and (2) the three-year average earnings before interest, taxes, depreciation and amortization (“EBITDA”) per ton shipped (“Performance Condition”).  The minimum payout for the Market Condition is 0.25 times the program goal and is achieved if the Company’s TSR is in the twenty-fifth percentile of its industry peer group, while the maximum payout is 2.0 times the program goal and is achieved if the Company’s TSR is in the seventy-fifth percentile.  Under the Performance Condition for the 2005 grant, achieving an EBITDA per ton of $63 results in a minimum payout of 0.25 times the program goal, while achieving $94 results in a maximum payout of 2.0 times the program goal.  For the 2006 grant, achieving an EBITDA per ton of $79 results in a minimum payout of 0.25 times the program goal, while achieving $114 results in a maximum payout of 2.0 times the program goal.  One-half of the total awards are earned based on the Market Condition and one-half are earned based on the Performance Condition.  All awards will be paid 60% in cash and 40% in Company common stock.

          In 2005, approximately 208,000 performance awards were granted to compensate certain executives and management personnel over a three-year service period beginning January 1, 2005.  During the quarter ended June 30, 2006, approximately 167,000 performance awards were granted to compensate certain executives and management personnel over a three-year service period beginning January 1, 2006.  The forfeiture rate for the awards is estimated to be zero due to performance to date and expected performance through December 31, 2008.

          The grant date fair value of the share-settled performance awards earned under the Performance Condition is equal to the stock closing price on the date of grant. The grant date fair value of the share-settled performance awards earned under the Market Condition is based on the stock closing price on the date of grant and is determined by an independent third party using a simulation analysis known as the Monte Carlo model using the following assumptions:

Monte Carlo Model Assumptions	2006 Awards	2005 Awards

Dividend yield	0%	0%
Volatility	67.7%	71.0%
Risk-free rate of return	4.9%	3.7%
Expected term (in years)	3	3
Grant date	April 27, 2006	April 28, 2005

          Volatility is based on annualized historical volatility for the last three years, the risk-free rate of return is based on the three-year Constant Maturity Treasury Rate and the expected term is equal to the vesting period.

          The cash-settled performance awards will be paid at an amount equal to the closing price of the Company’s stock on the last day of each three-year service period.  These cash-settled awards are remeasured to fair value at each future reporting date.  There is no exercise price associated with the performance awards.  Expense for all performance awards is classified as selling, general and administrative expenses in the Consolidated Statements of Income and is recorded on a straight-line basis from the grant date through the ending service date.

          Also, in conjunction with the LTIP, approximately 4,000 and 13,000 shares, respectively, of restricted stock (“Restricted Stock”) were awarded on April 27, 2006 and April 28, 2005.  The Restricted Stock was awarded to non-employee directors with the shares vesting annually in equal parts over a service period of three years.  The grant date fair value of the Restricted Stock is equal to the grant date closing stock price, which was $48.18 per share for the 2006 awards and $15.08 per share for the 2005 awards.  This expense is classified as selling, general and administrative expenses in the Company’s Consolidated Statement of Income and is recorded on a straight-line basis from the grant date through the ending service date.  As of June 30, 2006, only one participant has forfeited Restricted Stock shares due to retirement.  The Company considers this an uncommon event and estimates the forfeiture rate to be zero due to performance to date and expected performance through December 31, 2008.

          The Company’s LTIP awards are considered nonvested share awards as defined under SFAS No. 123R.  A summary of nonvested activity as of June 30, 2006 is as follows:

Summary Details for LTIP	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	208,206	$13.32
Granted	167,282	42.45
Vested	—	—
Terminated	—	—
Nonvested at June 30, 2006	375,488	$26.30

          The Company’s Restricted Stock awards are also considered nonvested share awards.  A summary of nonvested activity as of June 30, 2006 is as follows:

Summary Details for Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	12,976	$15.08
Granted	3,605	48.18
Vested	(3,787)	15.08
Terminated	(1,622)	15.08
Nonvested at June 30, 2006	11,172	$25.76

          As of June 30, 2006, there was $9.0 million of total unrecognized compensation cost related to nonvested LTIP and Restricted Stock.  That cost is expected to be recognized over a weighted-average period of 2.51 years.  No LTIP awards vested during the three and six-month periods ended June 30, 2006 and 2005.  The total fair value of Restricted Stock vested is $0.2 million for both the three and six months ended June 30, 2006.  No Restricted Stock vested during the three and six-month periods ended June 30, 2005.

3.       Inventories

          Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method.  The components of inventories are as follows:

	June 30, 2006	December 31, 2005

	(In thousands)
Raw materials	$20,247	$33,598
Semi-finished product	157,423	182,836
Finished product	96,064	51,989
Stores and operating supplies	33,499	33,123

Total inventories	$307,233	$301,546

          Semi-finished product includes Company manufactured and purchased steel plate and coil that will be converted into finished welded pipe or structural tubing product by the Company.

4.       Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)		(In thousands)
Net income	$43,936	$28,425	$77,287	$56,775
Foreign currency translation adjustment	2,308	(678)	2,073	(497)

Comprehensive income	$46,244	$27,747	$79,360	$56,278

5.       Debt, Financing Arrangements and Liquidity

          Debt balances are as follows:

	June 30, 2006	December 31, 2005

	(In thousands)
10% First Mortgage Notes due 2009	$303,000	$303,000
Less: Unamortized discount on 10% Notes	(1,945)	(2,210)
OFP Term Loan	5,077	6,077
Canadian Bank Revolving Facility	4,838	—
CPC Mortgage Loan	3,491	3,512

Total debt outstanding	$314,461	$310,379
Less: Current portion of 10% Notes and current unamortized discount	(301,055)	—
Current portion of Canadian Bank Revolving Facility	(4,838)	—
Current portion of OFP Term Loan	(2,000)	(2,000)
Current portion of CPC Mortgage Loan	(43)	(42)

Non-current maturity of long-term debt	$6,525	$308,337

          On July 15, 2002, the Company issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%.  Interest is payable on January 15 and July 15 of each year.  The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of the Company (exclusive of CPC and OFP), excluding accounts receivable, inventory, and certain other assets.  The Indenture under which the 10% Notes were issued contains restrictions (except for CPC and OFP) on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company’s net income, as defined.  New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.  At any time on or after July 15, 2006, the 10% Notes are redeemable at the option of the Company.  On July 17, 2006, the Company completed the redemption of all of the outstanding 10% Notes as of July 15, 2006.  The completion of the redemption terminates substantially all of the Company’s and the Guarantors’ obligations under the indenture and related documents, including the restrictions and liens noted herein.  See Note 12 to the Consolidated Financial Statements, “Subsequent Events.”

          On June 6, 2006, the Company, New CF&I, CF&I, and Colorado and Wyoming Railway Company entered into a five-year, $175.0 million revolving credit facility (“Credit Facility”), with a $35 million sublimit letter of credit facility.  At June 30, 2006, $9.6 million was restricted under outstanding letters of credit and $165.4 million was available for use.  Amounts under the Credit Facility bear interest based on either (1) the prime rate plus a margin ranging from zero to 0.25% or (2) the LIBOR rate plus a margin ranging from 0.875% to 1.125%.  As of June 30, 2006, there was no outstanding balance due under the Credit Facility.  Annual commitment fees range from 0.125% to 0.25% of the unused portion of the Credit Facility.  The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on average borrowing availability.  The Credit Facility contains various restrictive covenants, including a financial covenant for a minimum fixed charge coverage ratio and a restriction on the payment of dividends.  The Credit Facility limits the payment of dividends (and other specified restricted payments) to an aggregate total of $50 million plus 25% cumulative net income and 100% of stock issuance proceeds and minus 100% of cumulative net loss.  The Credit Facility is secured by a lien on inventory and accounts receivable.  See Exhibit 10.1 to this Form 10-Q.

          As of June 30, 2006, the Company had $4.9 million of restricted cash as collateral supporting $4.7 million of letters of credit associated with a letter of credit facility with U.S. Bank National Association.  This facility was terminated as of July 14, 2006 in connection with the new Credit Facility.

          On March 29, 2000, OFP entered into a seven-year $14.0 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility.  Amounts outstanding under the loan agreement bear interest based on the LIBOR rate plus a margin ranging from 1.25% to 3.00%, and as of June 30, 2006, there was $5.1 million of principal outstanding of which $2.0 million was classified as current.  The loan is secured by all the assets of OFP. The loan agreement contains various restrictive covenants including a minimum tangible net worth amount, a minimum debt service coverage ratio, and a specified amount of insurance coverage.  Principal payments required on the loan are $0.5 million per quarter but can be accelerated for excess cash flows, as defined.  Excess cash flows generated in 2004 resulted in $0.4 million of additional principal payments paid in 2005.  No accelerated payments are expected during 2006.  The creditors of OFP have no recourse to the general credit of the Company.

          On September 17, 2004, CPC entered into a ten-year loan agreement related to an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement.  CPC’s share of the debt is $3.5 million.  Amounts outstanding under the loan agreement bear interest at a rate of 6.57%.  As of June 30, 2006, CPC’s share of the principal outstanding was $3.5 million of which $43,000 was classified as current.  The loan is secured by the warehouse and contains various restrictive covenants on CPC including minimum income and cash flow requirements, a minimum debt service coverage amount and limitations on incurring new or additional debt obligations other than as allowed by the loan agreement.

          Camrose maintains a CAD $15.0 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose.  Amounts under the facility bear interest based on the Canadian prime rate.  The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose’s eligible trade accounts receivable and inventories. The credit facility contains various restrictive covenants including a minimum tangible net worth amount. This facility expires in September 2006.  The average interest rate for the facility was 5.78% and 5.52%, respectively, for the three and six months ended June 30, 2006.  Camrose pays annual commitment fees up to 0.25% of the unused portion of the credit line.  At June 30, 2006, there was $4.8 million due under the credit facility.

          As of June 30, 2006, principal payments on debt are due as follows (in thousands):

2006	$308,859
2007	4,122
2008	47
2009	51
2010	54
2011	58
2012 and thereafter	3,215

$316,406

6.       Income Taxes

          The effective income tax expense rates are 32.5% and 34.2%, respectively, for the three and six months ended June 30, 2006, as compared to tax expense rates of 38.7% and 37.4% in the corresponding periods in 2005.  The effective income tax rates for the three and six months ended June 30, 2006 varied from the combined state and federal statutory rates principally because the Company reversed the remaining valuation allowance, established in 2003, for certain state net operating losses and state tax credits.  The combined state and federal statutory rate was also reduced in the three and six months ended June 30, 2006 by tax benefits tied to export sales and domestic manufacturing.  The effective income tax rates for the three and six months ended June 30, 2005 varied from the combined state and federal statutory rates principally because the Company recorded tax benefits associated with export sales.

          SFAS No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded.  Based on this guidance, the Company reduced the valuation allowance by $4.0 million for both the three and six months ended June 30, 2006, because improved earnings reduced the uncertainty surrounding valuation allowances created in 2003.  For the three and six months ended June 30, 2005, the Company increased the valuation allowance by $0.5 million and $0.3 million, respectively, due to the uncertainty regarding the realization of deferred tax assets.  As of June 30, 2006, the Company does not have a valuation allowance recorded against its deferred tax assets.

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

          Basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands, except per share amounts)
Basic weighted average shares outstanding	35,781	35,439	35,749	35,419
Dilutive effect of stock-based compensation awards	250	311	231	343

Weighted average number of shares outstanding assuming dilution	36,031	35,750	35,980	35,762

Net income	$43,936	$28,425	$77,287	$56,775

Basic income per share:	$1.23	$0.80	$2.16	$1.60
Diluted income per share:	$1.22	$0.80	$2.15	$1.59

8.       Employee Benefit Plans

          The Company has noncontributory defined benefit pension plans, certain postretirement health care and life insurance benefit plans and supplemental retirement plans that cover nearly all of its eligible domestic employees.  Certain employees are no longer eligible to participate in the defined benefit plans if they were hired after September 1, 2005.  Those employees are instead enrolled in an employer funded defined contribution plan equal to three percent of annual wages.  The new defined contribution plan is funded annually, and participants’ benefits vest after five years of service.  The Company also offers qualified Thrift 401(k) plans to all of its eligible domestic employees.  The Company also has noncontributory defined benefit pension plans and a postretirement medical plan covering all of its eligible Camrose employees.

          Components of net periodic benefit cost related to the defined benefit pension plans, including supplemental employee retirement plans, are as follows:

	Defined Benefit Pension Plans

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)		(In thousands)
Service cost	$1,311	$1,084	$2,616	$2,171
Interest cost	2,481	2,321	4,952	4,648
Expected return on plan assets	(2,535)	(2,050)	(5,059)	(4,134)
Amortization of unrecognized net loss	324	235	646	473
Amortization of unrecognized prior service cost	620	622	1,239	1,243

Total net periodic benefit cost	$2,201	$2,212	$4,394	$4,401

          Components of net periodic benefit cost related to the postretirement health care and life insurance benefit plans are as follows:

	Other Benefit Plans

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)		(In thousands)
Service cost	$241	$152	$474	$283
Interest cost	535	538	1,062	1,060
Amortization of unrecognized net loss	69	76	131	137
Amortization of unrecognized net transition asset	49	49	98	98
Amortization of unrecognized prior service cost	185	180	366	361

Total net periodic benefit cost	$1,079	$995	$2,131	$1,939

          The Company made contributions of $8.4 million and $12.8 million, respectively, to its pension plans for the three and six months ended June 30, 2006.  Contributions of $3.0 million and $7.1 million were made during both the three and six months ended June 30, 2005, respectively.  The Company expects to make additional contributions of $8.8 million in 2006.

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

Oregon Steel Division

          In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality (“DEQ”) committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Company’s Portland Mill may have affected sediment quality in the Willamette River.  Based on preliminary findings, the Company is conducting a full remedial investigation (“RI”), including areas of investigation throughout the Portland Mill, and has committed to implement source control if required.  The Company’s best estimate for costs of the RI study is approximately $0.3 million over the next two years.  Accordingly, the Company has accrued a liability of $0.3 million as of June 30, 2006. The Company has also recorded a $0.3 million receivable for insurance proceeds that are expected to cover these costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these costs as incurred.  Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company’s results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs.  The Company is unable at this time to determine if the likelihood of any further unfavorable outcome or loss is either probable or remote, or to estimate a dollar amount range for a potential loss.  It is probable that the DEQ will require the Company to perform some stabilization of the riverbank and other limited source control on the Portland Mill property; however, the Company and the DEQ have not come to terms as to the entire scope of work at this time.  The Company’s estimate of these costs related to riverbank stabilization and limited source control is expected to be capital in nature and not material to the Company’s Consolidated Financial Statements.

          In a related matter, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency (“EPA”), identifying it, along with 68 other entities, as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to contamination in a portion of the Willamette River that has been designated as the “Portland Harbor Superfund Site.”  The letter advised the Company that it may be liable for costs of RI and remedial action at the Portland Harbor Superfund Site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability.  At this time, nine private and public entities have signed an Administrative Order on Consent (“AOC”) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Superfund Site under EPA oversight.  The RI/FS is expected to be completed in 2009.  Although the Company did not sign the original AOC, the Company is a member of the Lower Willamette Group, which is funding that investigation, and the Company signed a Coordination and Cooperation Agreement with the EPA that binds the Company to all terms of the AOC.  As a best estimate of the Company’s share of the remaining RI/FS costs, which are expected to be incurred in the next three and a half years, the Company has accrued a liability of $1.0 million as of June 30, 2006.  The Company has also recorded a $1.0 million receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred.  At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by identified PRPs.  The Company also intends to continue to work with interested parties to assess natural resources damages at the Portland Harbor Superfund Site.  The Company estimates its financial commitment in connection with future natural resource damage assessment to be approximately $0.7 million.  Based on this estimate, the Company has accrued a liability of $0.7 million as of June 30, 2006.  The Company has also recorded a $0.7 million receivable for insurance proceeds that are expected to cover these costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these costs as incurred.  In connection with these matters, the Company could incur additional costs associated with investigation, remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company’s results of operations.  The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA, or natural resource damages and restoration that may be sought by federal, state and tribal natural resource trustees.

RMSM Division

          In October 1995, CF&I and the Colorado Department of Public Health and Environment (“CDPHE”) finalized a postclosure permit for hazardous waste units at CF&I’s Pueblo Mill.  As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years.  The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist.  At June 30, 2006, there were 59 SWMU’s that still required remediation.  At June 30, 2006, the total accrued liability for all remaining SWMU’s was $25.5 million, of which $23.5 million was classified as non-current on the Company’s Consolidated Balance Sheet.

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

          Beginning in May 2005, the CDPHE notified CF&I of subsequent violations of the State Consent Decree, which included violations of opacity standards, violations of minimum intervals between tapping operations at CF&I’s furnaces, and failure to perform yearly relative accuracy tests for the Quality Assurance/Quality Control ultrasonic flow monitors.  In October 2005, a settlement was reached between CF&I and the CDPHE and included penalties for all violations with the State Consent Decree through the settlement date.  The settlement provided for CF&I to pay $0.2 million in penalties, fund approximately $0.8 million in supplemental environmental projects (“SEP’s”), pay approximately $0.1 million in consulting services and make certain capital improvements expected to cost $0.7 million.  At June 30, 2006, CF&I had paid $0.2 million, $0.3 million and $0.1 million of the penalties, SEP’s and consulting services, respectively.  During June 2006, the CDPHE agreed that $0.1 million of the SEP’s would be spent as capital improvements at CF&I.  The accrual and expense related to that portion of the SEP’s was reversed during the three months ended June 30, 2006.  Other than the capital improvements, CF&I’s accrued expenses include all unpaid settlement amounts at June 30, 2006.

Purchase Commitments

          On April 3, 2006, the Company terminated an agreement to purchase a base amount of oxygen produced from a facility located at the Company’s Portland Mill.  The oxygen facility is owned and operated by an independent third party.  In accordance with the agreement, the Company incurred a contract termination cost of $3.6 million, which was paid during the second quarter of 2006 and is included in cost of sales for both the three and six months ended June 30, 2006.  Prior to terminating the agreement, the Company paid a monthly base charge of approximately $145,000 per month.

          A similar contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and expires in February 2013.  The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index.  The monthly base charge at June 30, 2006 was $0.1 million.

          The Company is obligated to supply a quantity of steel coil for processing through the OFP temper mill and a cut-to-length facility of not less than 15,000 tons per month.  If at the end of each calendar quarter, the twelve month rolling average of steel coil actually supplied for processing is less than 15,000 tons and OFP operates at less than breakeven (as defined in the Joint Venture Agreement), then the Company is required to make a payment to OFP equal to the shortfall.  At the end of each calendar year, the actual results are compared to the shortfall payment made by the Company to OFP. If the twelve month calculation results in a shortfall payment that is less than the amount paid by the Company, then the Company is owed a refund for the difference. The Company’s Consolidated Financial Statements include a net charge of $0.1 million and $0.2 million, respectively, related to the shortfall for the three and six months ended June 30, 2005, respectively.  There was no shortfall for the three and six months ended June 30, 2006.

          In March 2005, the Company entered into an agreement to purchase the manufacturing equipment for the Company’s new spiral weld large diameter line pipe mill, which will be located at the Company’s Portland Mill.  The agreement, as amended, specifies that the Company will pay approximately $13.8 million for the delivery and installation of the machinery, which will be paid in installments as certain performance milestones are reached by the vendor.  At June 30, 2006, the Company had paid $12.1 million of this commitment.  The construction of the spiral weld mill is expected to be completed in August of 2006.

Other Agreements

          On January 15, 2004, the Company announced a tentative agreement to settle the labor dispute between the United Steelworkers of America and CF&I that had been ongoing since October 1997, and on September 10, 2004 the settlement was finalized and became effective (the “Settlement”).  Beginning on the effective date of the Settlement, the Settlement included a ten year profit participation obligation (“Back Pay Profit Sharing Obligation” or “BPPSO”) consisting of 25% of CF&I’s quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3.0 million per year for 2004 through 2008 and $4.0 million per year for 2009 through 2013; these cap amounts are subject to a carryforward/carryback provision described in the Settlement documents.  The Company recorded charges of $0.0 million and $3.2 million, respectively, for the three and six months ended June 30, 2006 and charges of $0.0 million and $3.4 million, respectively, for the three and six months ended June 30, 2005 for the BPPSO and related payroll taxes, which were classified as selling, general and administrative expenses.

          During the first quarter ended March 31, 2006, the Company entered into a contract with an independent third party for the production of pipe.  Per the contract, the Company must produce approximately 700,000 tons of pipe, with delivery in accordance with dates stipulated in the contract.  Shipments are expected to begin during the fourth quarter of 2006.  If volumes are not met, the Company may be charged damages up to $1.0 million per day, with a total limit on damages of $20.0 million.  Production on this contract is expected to start in the third quarter of 2006.

          During the first quarter ended March 31, 2006, CF&I entered into an agreement to produce seamless pipe for an independent third party.  Per the agreement, CF&I will produce a minimum of 4,000 tons per month, but not more than 15,000 tons per month.  The agreement expires December 31, 2007, unless both parties agree to renew the agreement for successive one-year terms thereafter, and starting on January 1, 2007, either party may terminate the contract upon ninety days’ notice.  As of June 30, 2006, the Company had met the minimum production requirements.

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

          The CPC loan of $3.5 million as of June 30, 2006 was entered into for an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement.  The Company is not a guarantor for CPC’s co-tenant’s share; however, CPC is a co-borrower and is jointly and severally liable in the event of default by the other co-tenant or its respective guarantors.  The co-tenant’s share of the loan was $3.5 million as of June 30, 2006.  Two owners of the co-tenant are personal guarantors of the entire loan.  The Company believes that the co-tenant has sufficient liquidity to pay its share of the loan.

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

12.     Subsequent Events

          On July 17, 2006, the Company completed the redemption of all of its outstanding 10% Notes as of July 15, 2006, using approximately $270.5 million of available cash and short term investments and approximately $65.0 million in borrowings under the new Credit Facility.  The redemption amount was $335.5 million, which includes the principal, accrued and unpaid interest and the Notes call premium. In connection with the redemption of the Notes, the company will record a charge of $21.1 million in the third quarter of 2006. The charge consists of approximately $15.1 million for the Notes call premium and $6 million for deferred financing costs and other costs related to the original issuance of the Notes.  The completion of the redemption terminates substantially all of the obligations under the indenture and related documents, including the restrictions and liens.

NEW CF&I, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share and share amounts)

	June 30, 2006	December 31, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Trade accounts receivable, less allowance for doubtful accounts of $226 and $472	75,026	49,273
Inventories	52,465	62,411
Deferred income taxes	2,601	2,473
Other	3,666	3,318

Total current assets	133,759	117,476

Property, plant and equipment:
Land and improvements	3,301	3,301
Buildings	20,006	19,871
Machinery and equipment	304,897	302,245
Construction in progress	5,363	6,161

	333,567	331,578
Accumulated depreciation	(168,460)	(161,457)

Net property, plant and equipment	165,107	170,121

Intangibles, net	29,851	29,916
Non-current deferred income taxes	36,447	47,578
Minority interest	4,226	5,952

TOTAL ASSETS	$369,390	$371,043

LIABILITIES
Current liabilities:
Accounts payable	$26,928	$22,262
Accrued expenses	34,874	40,051

Total current liabilities	61,802	62,313
Long-term debt - Oregon Steel Mills, Inc.	254,670	287,669
Environmental liability	25,079	24,863
Deferred employee benefits	38,323	34,620

Total liabilities	379,874	409,465

Redeemable common stock, 20 shares issued and outstanding	16,800	16,800

Commitments and contingencies (Note 4)
STOCKHOLDERS’ DEFICIT
Common stock, par value $1 per share, 1,000 shares authorized; 200 shares issued and outstanding	1	1
Additional paid-in capital	19,931	19,931
Accumulated deficit	(41,678)	(69,616)
Accumulated other comprehensive loss:
Minimum pension liability	(5,538)	(5,538)

Total stockholders’ deficit	(27,284)	(55,222)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$369,390	$371,043

The accompanying notes are an integral part of the Consolidated Financial Statements.

NEW CF&I, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Sales:
Product sales	$153,227	$116,887	$284,309	$237,610
Freight	4,522	3,758	9,357	6,862

	157,749	120,645	293,666	244,472
Costs and expenses:
Cost of sales	116,305	94,851	223,110	192,256
Selling, general and administrative expenses	6,473	4,674	15,246	12,769
Loss (gain) on disposal of assets	(104)	(212)	98	(299)

	122,674	99,313	238,454	204,726

Operating income	35,075	21,332	55,212	39,746
Other income (expense):
Interest expense, net	(6,703)	(7,726)	(13,787)	(14,870)
Minority interests	(1,184)	(533)	(1,725)	(989)
Other income, net	67	65	130	122

Income before income taxes	27,255	13,138	39,830	24,009
Income tax expense	(7,312)	(5,360)	(11,892)	(9,144)

Net income	$19,943	$7,778	$27,938	$14,865

The accompanying notes are an integral part of the Consolidated Financial Statements.

NEW CF&I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net income	$27,938	$14,865
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	11,253	10,060
Deferred income taxes	11,003	7,930
Loss (gain) on disposal of assets	98	(299)
Minority interests	1,726	989
Other, net	3,919	2,589
Changes in current assets and liabilities:
Trade accounts receivable	(25,753)	(451)
Inventories	9,946	(35,599)
Accounts payable	4,666	(19,119)
Accrued expenses	(5,177)	(2,577)
Other	(348)	317

Net cash provided (used) by operating activities	39,271	(21,295)

Cash flows from investing activities:
Additions to property, plant and equipment	(6,668)	(12,066)
Proceeds from disposal of assets	396	300

Net cash used by investing activities	(6,272)	(11,766)

Cash flows from financing activities:
Borrowings from Oregon Steel Mills, Inc.	102,294	141,594
Payments to Oregon Steel Mills, Inc.	(135,293)	(108,533)

Net cash provided (used) by financing activities	(32,999)	33,061

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of period	1	1

Cash and cash equivalents at the end of period	$1	$1

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$14,352	$15,058

The accompanying notes are an integral part of the Consolidated Financial Statements.

NEW CF&I, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

          The Consolidated Financial Statements include the accounts of New CF&I, Inc. and its subsidiaries (“New CF&I”).  New CF&I owns a 95.2 percent interest in CF&I Steel, L.P. (“CF&I”), which is one of New CF&I’s principal subsidiaries.  Oregon Steel Mills, Inc. (“Oregon Steel”) holds a 90 percent ownership interest in New CF&I.  Oregon Steel also owns directly an additional 4.3 percent interest in CF&I.   In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills.  New CF&I also owns a 100 percent interest in the Colorado and Wyoming Railway Company, which is a short-line railroad servicing CF&I and third party customers.  All significant intercompany balances and transactions have been eliminated.

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

Recent Accounting Pronouncements

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, and Amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  New CF&I adopted this standard on January 1, 2006 and it did not have an impact on the Consolidated Financial Statements.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and requires the retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The retrospective application of the change would be limited to the direct effects of the change, and indirect effects would be recognized in the period of the accounting change.  New CF&I adopted this standard on January 1, 2006 and it did not have an impact on the Consolidated Financial Statements.

          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that New CF&I recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of New CF&I’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. New CF&I is currently evaluating the impact of adopting FIN 48 on the Consolidated Financial Statements.

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

          Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method.  The components of inventories are as follows:

	June 30, 2006	December 31, 2005

	(In thousands)
Raw materials	$20,134	$33,027
Semi-finished product	12,780	7,030
Finished product	6,051	8,168
Stores and operating supplies	13,500	14,186

Total inventories	$52,465	$62,411

3.	Long-term Debt

          Borrowing requirements for capital expenditures and working capital have been provided through three revolving loans from Oregon Steel to CF&I.  The loans include interest on the daily amount outstanding, paid monthly, at the rate of 10.65% per annum.  The principal is due on demand or on December 31, 2007 if no demand is made.

          At June 30, 2006, principal payments on long-term debt were due as follows (in thousands):

2007	$254,670

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

          In October 1995, CF&I and the Colorado Department of Public Health and Environment (“CDPHE”) finalized a postclosure permit for hazardous waste units at CF&I’s Pueblo Mill.  As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years.  The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist.  At June 30, 2006, there were 59 SWMU’s that still required remediation.  At June 30, 2006, the total accrued liability for all remaining SWMU’s was $25.5 million, of which $23.5 million was classified as non-current on the New CF&I’s Consolidated Balance Sheet.

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

          Beginning in May 2005, the CDPHE notified CF&I of subsequent violations of the State Consent Decree, which included violations of opacity standards, violations of minimum intervals between tapping operations at CF&I’s furnaces, and failure to perform yearly relative accuracy tests for the Quality Assurance/Quality Control ultrasonic flow monitors.  In October 2005, a settlement was reached between CF&I and the CDPHE and included penalties for all violations with the State Consent Decree through the settlement date.  The settlement provided for CF&I to pay $0.2 million in penalties, fund approximately $0.8 million in supplemental environmental projects (“SEP’s”), pay approximately $0.1 million in consulting services and make certain capital improvements expected to cost $0.7 million.  At June 30, 2006, CF&I had paid $0.2 million, $0.3 million and $0.1 million of the penalties, SEP’s and consulting services, respectively.  During June 2006, the CDPHE agreed that $0.1 million of the SEP’s would be spent as capital improvements at CF&I.  The accrual and expense related to that portion of the SEP’s was reversed during the three months ended June 30, 2006.  Other than the capital improvements, CF&I’s accrued expenses include all unpaid settlement amounts at June 30, 2006.

Purchase Commitments

          A contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and expires in February 2013.  The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index.  The monthly base charge at June 30, 2006 was $0.1 million.

Guarantees and Financing Arrangements

          On July 15, 2002, Oregon Steel issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%.  Interest is payable on January 15 and July 15 of each year.  The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of Oregon Steel, excluding accounts receivable, inventory, and certain other assets.  As of June 30, 2006, Oregon Steel had outstanding $303.0 million of principal amount under the 10% Notes.  The Indenture under which the 10% Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of Oregon Steel’s net income, as defined.  New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.  Oregon Steel completed the redemption of all of the outstanding 10% Notes on July 17, 2006.  The completion of the redemption terminates substantially all of Oregon Steel’s and the Guarantors’ obligations under the indenture and related documents, including the restrictions and liens.  See Note 7 to the Consolidated Financial Statements, “Subsequent Events.”

Other Agreements

          On January 15, 2004, CF&I announced a tentative agreement to settle the labor dispute between the United Steelworkers of America and CF&I that had been ongoing since October 1997, and on September 10, 2004 the settlement was finalized and became effective (the “Settlement”).  Beginning on the effective date of the Settlement, the Settlement included a ten year profit participation obligation (“Back Pay Profit Sharing Obligation” or “BPPSO”) consisting of 25% of CF&I’s quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3.0 million per year for 2004 through 2008 and $4.0 million per year for 2009 through 2013; these cap amounts are subject to a carryforward/carryback provision described in the Settlement documents.  New CF&I recorded charges of $0.0 million and $3.2 million, respectively, for the three and six months ended June 30, 2006 and charges of $0.0 million and $3.4 million, respectively, for the three and six months ended June 30, 2005 for the BPPSO and related payroll taxes, which were classified as selling, general and administrative expenses.

          During the first quarter ended March 31, 2006, CF&I entered into an agreement to produce seamless pipe for an independent third party.  Per the agreement, CF&I will produce a minimum of 4,000 tons per month, but not more than 15,000 tons per month.  The agreement expires December 31, 2007, unless both parties agree to renew the agreement for successive one-year terms thereafter, and starting on January 1, 2007, either party may terminate the contract upon ninety days’ notice.  As of June 30, 2006 CF&I had met the minimum production requirements.

Other Contingencies

          New CF&I is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters.  In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of New CF&I, its results of operations, and liquidity.

5.	Income Taxes

          The effective income tax expense rates are 26.8% and 29.9%, respectively, for the three and six months ended June 30, 2006, as compared to tax expense rates of 40.8% and 38.1% in the corresponding periods in 2005.  The effective income tax rates for the three and six months ended June 30, 2006 varied from the combined state and federal statutory rates principally because Oregon Steel reversed the remaining valuation allowance, established in 2003, for certain state net operating losses and state tax credits.  The combined state and federal statutory rate was also reduced in the three and six months ended June 30, 2006 by tax benefits tied to export sales and domestic manufacturing.  The effective income tax expense rates for the three and six months ended June 30, 2005 did not vary materially from the combined state and federal statutory rates.

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

          SFAS No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded.  Based on this guidance, Oregon Steel reduced its valuation allowance in the three and six months ended June 30, 2006 due to less uncertainty regarding the utilization of certain state tax net operating losses and state tax credits.  Oregon Steel increased the valuation allowance in the three and six months ended June 30, 2005 due to uncertainty regarding the utilization of state tax credits.  New CF&I has been allocated a $4.0 million valuation allowance reduction for both the three and six months ended June 30, 2006 and a $0.2 million and $0.1 million valuation allowance reduction for the three and six months ended June 30, 2005, respectively.  As of June 30, 2006, New CF&I does not have a valuation allowance recorded against its deferred tax assets.

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

          Components of net periodic benefit cost related to the defined benefit pension plans are as follows:

	Defined Benefit Pension Plans

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)		(In thousands)
Service cost	$648	$579	$1,296	$1,158
Interest cost	1,057	1,001	2,114	2,002
Expected return on plan assets	(880)	(586)	(1,760)	(1,200)
Amortization of unrecognized net loss	115	38	230	76
Amortization of unrecognized prior service cost	609	609	1,218	1,218

Total net periodic benefit cost	$1,549	$1,641	$3,098	$3,254

          Components of net periodic benefit cost related to the postretirement health care and life insurance benefit plans are as follows:

	Other Benefit Plans

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)		(In thousands)
Service cost	$60	$55	$117	$111
Interest cost	309	304	612	607
Amortization of unrecognized net loss	69	54	131	107
Amortization of unrecognized prior service cost	183	180	363	359

Total net periodic benefit cost	$621	$593	$1,223	$1,184

          New CF&I made contributions of $7.5 million and $11.3 million, respectively, to its pension plans for the three and six months ended June 30, 2006 and contributions of $2.2 million and $5.6 million, respectively, during the three and six months ended June 30, 2005.   New CF&I expects to make additional contributions of $8.1 million in 2006.

7.	Subsequent Events

          On July 17, 2006, Oregon Steel completed the redemption of all of its outstanding 10% Notes as of July 15, 2006, which were guaranteed by New CF&I and CF&I, using a combination of cash, short term investments, and borrowings under a new revolving credit facility, which is not guaranteed by New CF&I and CF&I.  The completion of the redemption terminates substantially all of Oregon Steel’s and the Guarantors’ obligations under the indenture and related documents, including the restrictions and liens.

CF&I STEEL, L.P.
BALANCE SHEETS
(In thousands)

	June 30, 2006	December 31, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, less allowance for doubtful accounts of $38 and $348	73,608	48,108
Inventories	52,189	62,033
Other	3,194	3,005

Total current assets	128,991	113,146

Property, plant and equipment:
Land and improvements	3,295	3,295
Buildings	18,613	18,478
Machinery and equipment	303,146	300,476
Construction in progress	5,363	6,161

	330,417	328,410
Accumulated depreciation	(165,750)	(158,791)

Net property, plant and equipment	164,667	169,619

Intangibles, net	29,851	29,916

TOTAL ASSETS	$323,509	$312,681

LIABILITIES
Current liabilities:
Accounts payable	$40,026	$34,055
Accrued expenses	34,318	40,316

Total current liabilities	74,344	74,371
Long-term debt - Oregon Steel Mills, Inc.	254,670	287,669
Long-term debt - New CF&I, Inc.	21,756	21,756
Environmental liability	25,079	24,863
Deferred employee benefits	38,323	34,619

Total liabilities	414,172	443,278

Commitments and contingencies (Note 4)
PARTNERS’ DEFICIT
General partner	(86,311)	(124,329)
Limited partners	(4,352)	(6,268)

Total partners’ deficit	(90,663)	(130,597)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$323,509	$312,681

The accompanying notes are an integral part of the Financial Statements.

CF&I STEEL, L.P.
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Sales:
Product sales	$151,715	$115,014	$281,376	$233,987
Freight	4,522	3,758	9,357	6,862

	156,237	118,772	290,733	240,849
Costs and expenses:
Cost of sales	115,366	93,967	220,949	190,080
Selling, general and administrative expenses	6,418	4,622	15,094	12,660
Loss (gain) on disposal of assets	(104)	(206)	98	(287)

	121,680	98,383	236,141	202,453

Operating income	34,557	20,389	54,592	38,396
Other income (expense):
Interest expense, net	(7,217)	(8,122)	(14,788)	(15,627)
Other income, net	67	65	130	122

Net income	$27,407	$12,332	$39,934	$22,891

The accompanying notes are an integral part of the Financial Statements.

CF&I STEEL, L.P.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net income	$39,934	$22,891
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	11,197	9,911
Loss (gain) on disposal of assets	98	(287)
Other	3,920	2,706
Changes in current assets and liabilities:
Trade accounts receivable	(25,500)	(383)
Inventories	9,844	(35,510)
Accounts payable	5,971	(17,242)
Accrued expenses	(5,998)	(3,800)
Other	(189)	433

Net cash provided (used) by operating activities	39,277	(21,281)

Cash flows from investing activities:
Additions to property, plant and equipment	(6,668)	(12,066)
Proceeds from disposal of assets	390	287

Net cash used by investing activities	(6,278)	(11,779)

Cash flows from financing activities:
Borrowings from related parties	102,294	141,594
Payments to related parties	(135,293)	(108,534)

Net cash provided (used) by financing activities	(32,999)	33,060

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of period	—	—

Cash and cash equivalents at the end of period	$—	$—

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$14,352	$15,058

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

Recent Accounting Pronouncements

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  CF&I adopted this standard on January 1, 2006 and it did not have an impact on the Financial Statements.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and requires the retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The retrospective application of the change would be limited to the direct effects of the change, and indirect effects would be recognized in the period of the accounting change.  CF&I adopted this standard on January 1, 2006 and it did not have an impact on the Financial Statements.

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

          Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method.  The components of inventories are as follows:

	June 30, 2006	December 31, 2005

	(In thousands)
Raw materials	$20,134	$33,027
Semi-finished product	12,780	7,030
Finished product	6,051	8,168
Stores and operating supplies	13,224	13,808

Total inventories	$52,189	$62,033

3.	Long-term Debt

          Borrowing requirements for capital expenditures and working capital have been provided through three revolving loans from Oregon Steel to CF&I as well as three loans from New CF&I to CF&I.  The Oregon Steel loans include interest on the daily amount outstanding, paid monthly, at the rate of 10.65% per annum.  The principal is due on demand or on

December 31, 2007 if no demand is made.  The loans from New CF&I include interest on the daily amount outstanding at prime.  For the three and six months ended June 30, 2006, interest was calculated at a weighted average interest rate of 7.9% and 7.7%, respectively.  The principal on the New CF&I loans is due on demand; however, it is classified as long-term based on New CF&I’s intent not to demand payment in 2007.

          At June 30, 2006, principal payments on long-term debt were due as follows (in thousands):

2007	$276,426

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

          In October 1995, CF&I and the Colorado Department of Public Health and Environment (“CDPHE”) finalized a postclosure permit for hazardous waste units at CF&I’s Pueblo Mill.  As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years.  The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist.  At June 30, 2006, there were 59 SWMU’s that still required remediation.  At June 30, 2006, the total accrued liability for all remaining SWMU’s was $25.5 million, of which $23.5 million was classified as non-current on CF&I’s Balance Sheet.

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

          Beginning in May 2005, the CDPHE notified CF&I of subsequent violations of the State Consent Decree, which included violations of opacity standards, violations of minimum intervals between tapping operations at CF&I’s furnaces, and failure to perform yearly relative accuracy tests for the Quality Assurance/Quality Control ultrasonic flow monitors.  In October 2005, a settlement was reached between CF&I and the CDPHE and included penalties for all violations with the State Consent Decree through the settlement date.  The settlement provided for CF&I to pay $0.2 million in penalties, fund approximately $0.8 million in supplemental environmental projects (“SEP’s”), pay approximately $0.1 million in consulting services and make certain capital improvements expected to cost $0.7 million.  At June 30, 2006, CF&I paid $0.2 million, $0.3 million and $0.1 million of the penalties, SEP’s and consulting services, respectively.  During June 2006, the CDPHE agreed that $0.1 million of the SEP’s would be spent as capital improvements at CF&I.  The accrual and expense related to that portion of the SEP’s was reversed during the three months ended June 30, 2006.  Other than the capital improvements, CF&I’s accrued expenses include all unpaid settlement amounts at June 30, 2006.

Purchase Commitments

          A contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and expires in February 2013.  The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index.  The monthly base charge at June 30, 2006 was $0.1 million.

Guarantees and Financing Arrangements

          On July 15, 2002, Oregon Steel issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%.  Interest is payable on January 15 and July 15 of each year.  The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of Oregon Steel, excluding accounts receivable, inventory, and certain other assets.  As of June 30, 2006, Oregon Steel had outstanding $303.0 million of principal amount under the 10% Notes.  The Indenture under which the 10% Notes were issued contains restrictions on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of Oregon Steel’s net income, as defined.  New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.  Oregon Steel completed the redemption of all of the outstanding 10% Notes on July 17, 2006.  The completion of the redemption terminates substantially all of Oregon Steel’s and the Guarantors’ obligations under the indenture and related documents, including the restrictions and liens.  See Note 6 to the Financial Statements, “Subsequent Events.”

Other Agreements

          On January 15, 2004, CF&I announced a tentative agreement to settle the labor dispute between the United Steelworkers of America and CF&I that had been ongoing since October 1997, and on September 10, 2004 the settlement was finalized and became effective (the “Settlement”).  Beginning on the effective date of the Settlement, the Settlement included a ten year profit participation obligation (“Back Pay Profit Sharing Obligation” or “BPPSO”) consisting of 25% of CF&I’s quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3.0 million per year for 2004 through 2008 and $4.0 million per year for 2009 through 2013; these cap amounts are subject to a carryforward/ carryback provision described in the Settlement documents.  CF&I recorded charges of $0.0 million and $3.2 million, respectively, for the three and six months ended June 30, 2006 and charges of $0.0 million and $3.4 million, respectively, for the three and six months ended June 30, 2005 for the BPPSO and related payroll taxes, which were classified as selling, general and administrative expenses.

          During the first quarter ended March 31, 2006, CF&I entered into an agreement to produce seamless pipe for an independent third party.  Per the agreement, CF&I will produce a minimum of 4,000 tons per month, but not more than 15,000 tons per month.  The agreement expires December 31, 2007, unless both parties agree to renew the agreement for successive one-year terms thereafter, and starting on January 1, 2007, either party may terminate the contract upon ninety days’ notice.  As of June 30, 2006 CF&I had met the minimum production requirements.

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

          Components of net periodic benefit cost related to the defined benefit pension plans are as follows:

	Defined Benefit Pension Plans

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)		(In thousands)
Service cost	$648	$579	$1,296	$1,158
Interest cost	1,057	1,001	2,114	2,002
Expected return on plan assets	(880)	(586)	(1,760)	(1,200)
Amortization of unrecognized net loss	115	38	230	76
Amortization of unrecognized prior service cost	609	609	1,218	1,218

Total net periodic benefit cost	$1,549	$1,641	$3,098	$3,254

          Components of net periodic benefit cost related to the postretirement health care and life insurance benefit plans are as follows:

	Other Benefit Plans

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands)		(In thousands)
Service cost	$60	$55	$117	$111
Interest cost	309	304	612	607
Amortization of unrecognized net loss	69	54	131	107
Amortization of unrecognized prior service cost	183	180	363	359

Total net periodic benefit cost	$621	$593	$1,223	$1,184

          CF&I made contributions of $7.5 million and $11.3 million, respectively, to its pension plans for the three and six months ended June 30, 2006 and contributions of $2.2 million and $5.6 million, respectively, during the three and six months ended June 30, 2005.   CF&I expects to make additional contributions of $8.1 million in 2006.

6.       Subsequent Events

          On July 17, 2006, Oregon Steel completed the redemption of all of its outstanding 10% Notes as of July 15, 2006, which were guaranteed by New CF&I and CF&I, using a combination of cash, short term investments, and borrowings under a new revolving credit facility, which is not guaranteed by New CF&I and CF&I.  The completion of the redemption terminates substantially all of Oregon Steel’s and the Guarantors’ obligations under the indenture and related documents, including the restrictions and liens.

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

          The Company currently has two aggregated operating divisions known as the Oregon Steel Division and the RMSM Division.  The Oregon Steel Division is centered at the steel plate mill in Portland, Oregon (“Portland Mill”), which in addition to sales to third parties, supplies steel plate and coiled plate to the Company’s structural tubing and welded pipe finishing facilities.  The Oregon Steel Division also produces large diameter line pipe and electric resistance welded (“ERW”) line pipe and casing at the Camrose Pipe Mill and structural tubing at its CST facility.  The Company is in the process of constructing a new spiral weld double submerged arc weld pipe making facility.  Construction is expected to be completed in August of 2006.  The RMSM Division consists of steelmaking and finishing facilities which produce rail, rod and bar and seamless pipe products.  All manufacturing, as well as certain related operations, of the RMSM Division are located in Pueblo, Colorado.

Critical Accounting Policies and Estimates

          The Company’s discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with Generally Accepted Accounting Principles.  The preparation of these Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  This provides a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.  A description of the Company’s critical accounting policies and related estimates and judgments that affect the preparation of the Consolidated Financial Statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and there have been no changes in critical accounting policies in the six months ended June 30, 2006, with the exception of the adoption of SFAS No. 123R.  See Note 2 to the Company’s Consolidated Financial Statements. “Stock-Based Compensation,” for disclosure of the effects of the adoption of this statement.

2006 Outlook

          For 2006, the Company expects to ship approximately 1.74 million tons of products and generate approximately $1.6 billion in sales.  In the Oregon Steel Division, the product mix is expected to consist of approximately 520,000 tons of plate and coil, 320,000 tons of welded pipe and 80,000 tons of structural tubing.  The RMSM Division expects to ship approximately 415,000 tons of rail, 325,000 tons of rod and bar products and 80,000 tons of seamless pipe.

          Expected third quarter 2006 shipments, in tons, as compared to previous quarters are as follows:

	Forecast Q3 2006	Actual Q2 2006	Actual Q3 2005

Plate and coil	210,000	211,100	152,000
Welded pipe (1)	82,000	31,600	29,500
Structural tubing	23,000	19,500	18,400
Less shipment to affiliates	(71,000)	(78,400)	(31,300)
Rail	108,000	110,600	113,300
Rod and bar	87,000	77,600	99,900
Seamless pipe	21,000	21,200	—

Total	460,000	393,200	381,800

(1) Includes large diameter line pipe, ERW line pipe and ERW casing.

Discussion and Analysis of Income
(Information in tables in thousands except tons, per ton, and percentages)

	Three Months Ended June 30,				Six Months Ended June 30,

	2006	2005	Change	% Change	2006	2005	Change	% Change

Sales
Oregon Steel Division	$191,840	$214,314	$(22,474)	(10.5)%	$411,211	$386,452	$24,759	6.4%
RMSM Division	157,749	120,645	37,104	30.8%	293,666	244,472	49,194	20.1%

Consolidated	$349,589	$334,959	$14,630	4.4%	$704,877	$630,924	$73,953	11.7%

Tons sold
Oregon Steel Division:
Plate and Coil	132,700	112,200	20,500	18.3%	269,200	224,600	44,600	19.9%
Welded Pipe	31,600	66,900	(35,300)	(52.8)%	93,900	97,200	(3,300)	(3.4)%
Structural Tubing	19,500	13,700	5,800	42.3%	37,900	28,500	9,400	33.0%

Total Oregon Steel Division	183,800	192,800	(9,000)	(4.7)%	401,000	350,300	50,700	14.5%

RMSM Division:
Rail	110,600	103,200	7,400	7.2%	203,900	205,000	(1,100)	(0.5)%
Rod and Bar	77,600	83,600	(6,000)	(7.2)%	152,600	170,000	(17,400)	(10.2)%
Seamless Pipe	21,200	—	21,200	100.0%	35,200	—	35,200	100.0%

Total RMSM Division	209,400	186,800	22,600	12.1%	391,700	375,000	16,700	4.5%

Consolidated	393,200	379,600	13,600	3.6%	792,700	725,300	67,400	9.3%

Sales price per ton
Oregon Steel Division	$1,044	$1,112	$(68)	(6.1)%	$1,025	$1,103	$(78)	(7.1)%
RMSM Division	$753	$646	$107	16.6%	$750	$652	$98	15.0%
Consolidated	$889	$882	$7	0.8%	$889	$870	$19	2.2%

Sales

          The increases in consolidated tonnage shipments for the comparative three and six month periods are primarily due to increased shipments of plate and coil, structural tubing, rail and seamless pipe, partially offset by lower shipments of welded pipe and rod and bar products.  The Company’s seamless pipe mill, which was idled in November of 2003, was restarted in December of 2005 and shipped 21,200 and 35,200 tons of seamless casing during the three and six months ended June 30, 2006, respectively.  The increase in sales was primarily due to the higher shipments noted above, the shipments of seamless pipe (the Company’s highest averaged selling priced product) and higher average selling prices for ERW pipe, rail and rod and bar products, partially offset by lower average selling prices for plate products.

Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,

	2006	2005	Change	% Change	2006	2005	Change	% Change

Gross Profit	$90,002	$68,125	$21,877	32.1%	$169,858	$140,661	$29,197	20.8%
Gross Profit Margin	25.7%	20.3%	5.4%		24.1%	22.3%	1.8%

          The increase in gross profit in the three months ended June 30, 2006 compared to the same period in 2005 was primarily a result of higher average sales prices in the RMSM Division combined with lower steel slab prices, partially offset by lower volumes in the Oregon Steel Division.  The increase in gross profit in the six months ended June 30, 2006 compared to the same period in 2005 was primarily a result of the addition of seamless pipe, higher average sales prices in the RMSM Division and higher volumes in the Oregon Steel Division, combined with lower steel slab prices.  Gross margin as a percentage of sales for the three and six months ended June 30, 2006 increased due primarily to an increase in margins for all product lines, primarily as a result of the higher selling prices noted above, particularly seamless pipe. The Company’s gross profit in the second quarter 2006 was negatively impacted by a $3.6 million charge related to cancellation and buyout costs of a contract to supply oxygen to the now closed melt shop at the Company’s Portland, Oregon mill.

Selling, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,

	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change

Selling, General and Administrative Expenses	$19,641	$14,330	$5,311	37.1%	$40,928	$32,384	$8,544	26.4%

          The increase in selling, general and administrative expenses for the three and six months ended June 30, 2006 compared to the same periods in 2005 was the result of an increase in incentive compensation of approximately $1.9 million and $3.5 million for the three and six months ended June 30, 2006, respectively.  Incentive compensation for the three and six months ended June 30, 2006 includes stock compensation expense of $1.3 million and $2.5 million, respectively.  The Company formerly presented incentive compensation expense as a separate line item on its financial statements.  These amounts have been reclassified into cost of sales and selling, general and administrative expenses. In addition, shipping costs increased in 2006 over 2005.

          The Company recorded charges of $3.2 million and $3.4 million for the six months ended June 30, 2006 and 2005, respectively, for the Back Pay Profit Sharing Obligation and related payroll taxes.  See Note 10 to the Company’s Consolidated Financial Statements, “Contingencies – Other Agreements.”

Interest Expense, net

	Three Months Ended June 30,				Six Months Ended June 30,

	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change

Interest Expense, net	$6,771	$8,326	$(1,555)	(18.7)%	$13,757	$16,968	$(3,211)	(18.9)%

          Interest expense for the three and six months ended June 30, 2006 decreased from the same periods in 2005 due to increased capitalized interest.  Substantially all of the Company’s interest expense is related to the 10% First Mortgage Notes due 2009 (“10% Notes”) which were redeemed on as of July 15, 2006.  See Note 12 to the Company’s Consolidated Financial Statements, “Subsequent Events.”

Income Tax Expense

	Three Months Ended June 30,				Six Months Ended June 30,

	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change

Income Tax Expense	$21,120	$17,934	$3,186	17.8%	$40,246	$33,941	$6,305	18.6%

          The effective income tax expense rates are 32.5% and 34.2%, respectively, for the three and six months ended June 30, 2006 as compared to effective income tax expense rates of 38.7% and 37.4%, respectively, for the three and six months ended June 30, 2005.  The effective income tax rates for 2006 varied from the combined state and federal statutory rates principally because the Company reversed the remaining valuation allowance, established in 2003, for certain state tax net operating losses and state tax credits.  The combined state and federal statutory rate was also reduced in the three and six months ended June 30, 2006 by tax benefits tied to export sales and domestic manufacturing.  Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded.  Based on this guidance, the Company decreased the valuation allowance by $4.0 million during both the three and six months ended June 30, 2006, because the improved earnings reduced this uncertainty.  The Company will continue to evaluate the need for valuation allowances in the future.  Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.  As of June 30, 2006, the Company does not have a valuation allowance recorded against its deferred tax assets.

Liquidity and Capital Resources

          At June 30, 2006, the Company’s liquidity, comprised of cash (excluding restricted cash and cash equivalents of $4.9 million), cash equivalents, and short-term investments totaled approximately $272.9 million.  At December 31, 2005, the Company’s liquidity, comprised of cash (excluding restricted cash and cash equivalents of $22.1 million), cash equivalents, and short-term investments totaled approximately $156.2 million.

          Net working capital at June 30, 2006 decreased $217.5 million compared to December 31, 2005, reflecting a $340.0 million increase in current liabilities   and a $122.5 million increase in current assets.  The increase in current liabilities at June 30, 2006 is primarily due to the reclassification of the Company’s outstanding 10% Notes as current liabilities at June 30, 2006 as the Company had announced the intent to redeem all of the outstanding 10% Notes.  The Company redeemed the outstanding 10% Notes as of July 15, 2006.  See Note 12 to the Company’s Consolidated Financial Statements, “Subsequent Events.”  Current liabilities also increased as a result of increased accounts payable and accrued expenses at June 30, 2006 as compared to June 30, 2005.  The increase in current assets was primarily a result of a $116.7 million increase in cash and cash equivalents and short-term investments.

          Additions in property, plant and equipment were $44.0 million at June 30, 2006, compared to $23.0 million at June 30, 2005.  Asset additions in the first two quarters of 2006 include continuing construction in progress of the new spiral weld mill, which is expected to be completed in August of 2006.  Depreciation and amortization for the three and six months ended June 30, 2006 was $10.9 million and $21.7 million, respectively, compared to $9.7 million and $19.4 million in the same periods in 2005.  For all of 2006, the Company anticipates that capital expenditures and depreciation and amortization will be approximately $92.5 million and $45.9 million, respectively.

          On July 15, 2002, the Company issued $305.0 million of 10% First Mortgage Notes due 2009 at a discount of 98.772% and an interest rate of 10.0%.  Interest is payable on January 15 and July 15 of each year. The 10% Notes are secured by a lien on substantially all of the property, plant and equipment, and certain other assets of the Company (exclusive of CPC and OFP), excluding accounts receivable, inventory, and certain other assets.  The Indenture under which the 10% Notes were issued contains restrictions (except for CPC and OFP) on new indebtedness and various types of disbursements, including dividends, based on the cumulative amount of the Company’s net income, as defined. New CF&I and CF&I (collectively, the “Guarantors”) guarantee the obligations of the 10% Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable, inventory, and certain other assets.  At any time on or after July 15, 2006, the 10% Notes are redeemable at the option of the Company.  On July 17, 2006, the Company completed the redemption of the 10% Notes as of July 15, 2006.  The completion of the redemption terminates substantially all of the Company’s and the Guarantors’ obligations under the Indenture and related documents, including the restrictions and liens noted herein.  See Note 12 to the Consolidated Financial Statements, “Subsequent Events.”

          On June 6, 2006, Oregon Steel Mills, Inc., New CF&I, Inc., CF&I Steel, L.P., and Colorado and Wyoming Railway Company entered into a five-year, $175.0 million revolving credit facility (“Credit Facility”) with a $35 million sublimit letter of credit facility.  At June 30, 2006, $9.6 million was restricted under outstanding letters of credit and $165.4 million was available for use.  Amounts under the Credit Facility bear interest based on either (1) the prime rate plus a margin ranging from zero to 0.25% or (2) the LIBOR rate plus a margin ranging from 0.875% to 1.125%.  As of June 30, 2006, there was no outstanding balance due under the Credit Facility.  Annual commitment fees range from 0.125% to 0.25% of the unused portion of the Credit Facility.  The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on average borrowing availability.  The Credit Facility contains various restrictive covenants, including a financial covenant for a minimum fixed charge coverage ratio and a restriction on the payment of dividends.  The Credit Facility limits the payment of dividends (and other specified restricted payments) to an aggregate total of $50 million plus 25% of cumulative net income and 100% of stock issuance proceeds and minus 100% of cumulative net loss.  The Credit Facility is secured by a lien on inventory and accounts receivable.

          As of June 30, 2006, the Company had $4.9 million of restricted cash as collateral supporting $4.7 million of letters of credit associated with a letter of credit facility with U.S. Bank National Association.  This facility was terminated as of July 14, 2006 in connection with the new Credit Facility.

          On March 29, 2000, OFP entered into a seven-year $14.0 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility.  Amounts outstanding under the loan agreement bear interest based on the LIBOR rate plus a margin ranging from 1.25% to 3.00% and, as of June 30, 2006, there was $5.1 million of principal outstanding of which $2.0 million was classified as current.  The loan is secured by all the assets of OFP.  The loan agreement contains various restrictive covenants including a minimum tangible net worth amount, a minimum debt service coverage ratio, and a specified amount of insurance coverage.  Principal payments required on the loan are $0.5 million per quarter but can be accelerated for excess cash flows, as defined.  Excess cash flows generated in 2004 resulted in $0.4 million of additional principal payments paid in 2005.  No accelerated payments are expected during 2006.  The creditors of OFP have no recourse to the general credit of the Company.

          On September 17, 2004, CPC entered into a ten-year loan agreement related to an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement.  CPC’s share of the debt is $3.5 million.  Amounts outstanding under the loan agreement bear interest at a rate of 6.57%.  As of June 30, 2006, CPC’s share of the principal outstanding was $3.5 million of which $43,000 was classified as current.  The loan is secured by the warehouse and contains various restrictive covenants on CPC including minimum income and cash flow requirements, a minimum debt service coverage amount and limitations on incurring new or additional debt obligations other than as allowed by the loan agreement.

          Camrose maintains a CAD $15.0 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose.  Amounts under the facility bear interest based on the Canadian prime rate.  The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose’s eligible trade accounts receivable and inventories.  The credit facility contains various restrictive covenants including a minimum tangible net worth amount.  This facility expires in September 2006.  The average interest rate for the facility was 5.78% and 5.52%, respectively, for the three and six months ended June 30, 2006.  Camrose pays annual commitment fees up to 0.25% of the unused portion of the credit line.  At June 30, 2006, there was $4.8 million due under the credit facility.

          As of June 30, 2006, principal payments on debt are due as follows (in thousands):

2006	$308,859
2007	4,122
2008	47
2009	51
2010	54
2011	58
2012 and thereafter	3,215

$316,406

          Due to the favorable net results for the first three and six months of 2006, the Company has been able to satisfy its needs for working capital and capital expenditures through operations and, in part, through its available cash on hand.  The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from cash on hand, from funds generated from operations, and if necessary, from the available credit facilities.

Off Balance Sheet Arrangements

          Information on the Company’s off balance sheet arrangements is disclosed in the contractual obligations table of the Company’s 2005 Annual Report on Form 10-K, and there have been no material changes in the first two quarters of 2006.

Recent Accounting Pronouncements

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company adopted SFAS No.151 on January 1, 2006 with no impact on the Consolidated Financial Statements.

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

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and requires the retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The retrospective application of the change would be limited to the direct effects of the change, and indirect effects would be recognized in the period of the accounting change.  The Company adopted this standard on January 1, 2006, and it did not have an impact on the Consolidated Financial Statements.

          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Consolidated Financial Statements.

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

Changes in Internal Control Over Financial Reporting

          There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

          Information regarding risk factors appears in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  There have been no material changes for the three and six months ended June 30, 2006 from the risk factors disclosed in the 2005 Annual Report on Form 10-K.

Item 6.   Exhibits

10.1

Credit Agreement, dated as of June 6, 2006, among the Company, New CF&I, Inc., CF&I Steel, L.P., Colorado and Wyoming Railway Company, as borrowers, and General Electric Capital Corporation, as agent and lender.

10.2	Oregon Steel Mills, Inc. 2002 Non-Employee Director’s Stock Option Plan, Amended March 23, 2006, Effective April 28, 2004

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

OREGON STEEL MILLS, INC.

Date: July 28, 2006	/s/ Robin A. Gantt

Robin A. Gantt
Corporate Controller
(Principal Accounting Officer)

OREGON STEEL MILLS, INC.

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED JUNE 30, 2006

10.1

Credit Agreement, dated as of June 6, 2006, among the Company, New CF&I, Inc., CF&I Steel, L.P., Colorado and Wyoming Railway Company, as borrowers, and General Electric Capital Corporation, as agent and lender.

10.2	Oregon Steel Mills, Inc. 2002 Non-Employee Director’s Stock Option Plan, Amended March 23, 2006, Effective April 28, 2004.

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