Form 10-Q
period 2006-09-30
OREGON STEEL MILLS INC
filed 2006-10-31
CIK 830260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value	35,818,848

Class	Number of Shares Outstanding (as of October 24, 2006)

OREGON STEEL MILLS, INC.

PART I.    FINANCIAL INFORMATION
Item 1.  Financial Statements

OREGON STEEL MILLS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)
(Unaudited)

	September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$8,765	$52,913
Cash and cash equivalents – restricted	—	22,052
Short-term investments	—	103,300
Trade accounts receivable, less allowance for doubtful accounts of $162 and $996	167,961	138,456
Inventories	278,068	301,546
Deferred income taxes	3,009	1,997
Other	17,093	15,756

Total current assets	474,896	636,020

Property, plant and equipment:
Land and improvements	23,834	21,582
Buildings	71,018	58,399
Machinery and equipment	844,915	832,551
Construction in progress	75,171	43,874

	1,014,938	956,406
Accumulated depreciation	(480,904)	(457,284)

Net property, plant and equipment	534,034	499,122

Goodwill	3,716	4,458
Intangibles, net	30,356	30,456
Other assets	909	5,824

TOTAL ASSETS	$1,043,911	$1,175,880

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,160	$2,042
Accounts payable	90,914	87,785
Accrued expenses	59,069	77,807

Total current liabilities	151,143	167,634
Long-term debt	26,176	308,337
Deferred employee benefits	71,443	66,135
Environmental liability	25,627	26,147
Deferred income taxes	66,629	43,133
Other long-term liabilities	225	225

Total liabilities	341,243	611,611

Minority interests	16,685	11,869

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Capital stock:
Preferred stock, par value $.01 per share, 1,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share, 45,000 shares authorized; 35,816 and 35,714 shares issued and outstanding	358	357
Additional paid-in capital	368,403	364,768
Retained earnings	328,185	200,311
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	2,795	722
Minimum pension liability	(13,758)	(13,758)

Total stockholders’ equity	685,983	552,400

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,043,911	$1,175,880

The accompanying notes are an integral part of the Consolidated Financial Statements.

OREGON STEEL MILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Sales:
Product sales	$412,099	$289,260	$1,092,589	$899,623
Freight	17,015	10,420	41,402	30,980

	429,114	299,680	1,133,991	930,603
Costs and expenses:
Cost of sales	306,054	247,487	841,073	737,750
Labor dispute settlement charge (Note 10)	—	(665)	—	(665)
Selling, general and administrative expenses	21,053	14,969	61,981	47,351
Loss (gain) on disposal of assets	(165)	2,090	(537)	1,791

	326,942	263,881	902,517	786,227

Operating income	102,172	35,799	231,474	144,376
Other income (expense):
Interest expense, net	(1,865)	(7,459)	(15,622)	(24,427)
Minority interests	(2,140)	(1,330)	(5,216)	(5,582)
Loss on early extinguishment of debt (Note 12)	(21,408)	—	(21,408)	—
Other income, net	1,035	1,168	6,099	4,527

Income before income taxes	77,794	28,178	195,327	118,894
Income tax expense	(27,207)	(7,938)	(67,453)	(41,879)

Net income	$50,587	$20,240	$127,874	$77,015

Basic income per share	$1.41	$0.57	$3.57	$2.17
Diluted income per share	$1.40	$0.57	$3.55	$2.15
Weighted average common shares and common share equivalents outstanding:
Basic	35,814	35,544	35,771	35,461
Diluted	36,061	35,818	35,998	35,760

The accompanying notes are an integral part of the Consolidated Financial Statements.

OREGON STEEL MILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities:
Net income	$127,874	$77,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,952	29,705
Tax benefit on employee stock option plans	(1,616)	1,872
Deferred income taxes	22,484	21,335
Loss (gain) on disposal of assets	(537)	1,791
Stock compensation expense	3,948	1,435
Loss on early extinguishment of debt (Note 12)	21,408	—
Minority interests	5,216	5,582
Other, net	2,839	7,185
Changes in current assets and liabilities:
Trade accounts receivables	(29,505)	906
Inventories	23,478	(111,264)
Operating liabilities	(15,097)	(12,283)
Labor dispute settlement charges (Note 10)	—	(665)
Other, net	221	(3,778)

Net cash provided by operating activities	193,665	18,836

Cash flows from investing activities:
Purchases of short-term investments	(433,857)	(100,175)
Sales and maturities of short-term investments	536,908	151,674
Additions to property, plant and equipment	(66,402)	(59,429)
Proceeds from disposal of property, plant and equipment	1,675	—
Investment in Camrose Pipe Company	—	(18,603)
Other, net	(151)	638

Net cash provided (used) by investing activities	38,173	(25,895)

Cash flows from financing activities:
Payments on bank and long-term debt	(1,310)	(1,949)
Decrease (increase) in restricted cash and cash equivalents	22,052	(22,463)
Proceeds from common stock issued under stock options	729	1,381
Excess tax benefit on employee stock option plans	1,616	—
Net borrowings (payments) under Canadian bank revolving loan facility	19,057	(1,797)
Repurchase of 10% First Mortgage Notes	—	(2,173)
Redemption of 10% First Mortgage Notes, including premium of $15,150	(318,150)	—

Net cash used by financing activities	(276,006)	(27,001)

Effects of foreign currency exchange rate changes on cash	20	68

Net decrease in cash and cash equivalents	(44,148)	(33,992)
Cash and cash equivalents at the beginning of period	52,913	77,026

Cash and cash equivalents at the end of period	$8,765	$43,034

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$31,653	$31,769
Income taxes	$45,061	$21,638

The accompanying notes are an integral part of the Consolidated Financial Statements.

OREGON STEEL MILLS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

          The Consolidated Financial Statements include all wholly owned and those majority owned subsidiaries over which Oregon Steel Mills, Inc. (“Company”) exerts management control.  The Company accounts for affiliates that are less than 50% owned using the equity method.  Material wholly owned and majority owned subsidiaries of the Company are wholly owned Camrose Pipe Corporation (“CPC”), which does business as Columbia Structural Tubing (“CST”) and which, through ownership in an intermediary corporation, holds a 100 percent interest in OSM Tubular Camrose (“Camrose”); a 60 percent interest in Oregon Feralloy Partners (“OFP”) and 90 percent owned New CF&I, Inc. (“New CF&I”), which owns a 95.2 percent interest in CF&I Steel, L.P. (“CF&I”).  The Company also directly owns an additional 4.3 percent interest in CF&I.  In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills (“RMSM”).  New CF&I owns a 100 percent interest in the Colorado and Wyoming Railway Company.  All significant intercompany balances and transactions have been eliminated.  Prior to October 1, 2006, Camrose was operating under the name Camrose Pipe Company.

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

          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has performed an initial assessment of the impact of adopting FIN 48 on the Consolidated Financial Statements and does not believe that adoption of this interpretation will have a material impact on the Consolidated Financial Statements.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.   The provisions of SFAS No. 157 will be effective as of the beginning of the Company’s 2008 fiscal year.  The Company is currently evaluating the impact of adopting SFAS No. 157 on the Consolidated Financial Statements.

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to fully recognize the funded status of single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements, recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic costs, measure defined benefit plan assets and obligations as of the date of the Company’s fiscal year-end statement of financial position, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  The requirement of SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements is effective as of the end of the fiscal year ending December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position will be effective for the fiscal year ending December 31, 2008.  The Company is currently in compliance with the latter requirement of SFAS No. 158, using a measurement date of December 31 for all plans.  Based on the postretirement obligations of the Company as of December 31, 2005, adjusted for contributions made during the nine months ended September 30, 2006, the adoption of SFAS No. 158 would increase total assets by approximately $33.1 million, increase total liabilities by approximately $82.8 million and reduce total stockholders’ equity by approximately $49.7 million.  The adoption of SFAS No. 158 will not affect the results of the Company’s operations.  By the time of adoption at December 31, 2006, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.

          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 is effective for the fiscal year ending December 31, 2006, with early application encouraged.  The Company is currently evaluating the impact of adopting SAB 108 on the Consolidated Financial Statements.

          In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006.  This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities.  The Company is currently evaluating the impact of adopting this FASB Staff Position on the Consolidated Financial Statements.

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

          Under SFAS No. 123R, compensation expense of $1.5 million and $4.0 million, respectively, was recorded to selling, general and administrative expense for the three and nine months ended September 30, 2006, and a deferred tax benefit of $0.5 million and $1.5 million, respectively, was recognized for those same periods.  This resulted in a decrease of $1.0 million and $2.5 million, respectively, in net income for the three and nine months ended September 30, 2006, and a decrease in basic and diluted earnings per share of $0.03 per share and $0.07 per share, respectively, for those same periods.

          Prior to January 1, 2006, the Company accounted for its stock option plans using the intrinsic method in accordance with APB Opinion No. 25 and related interpretations.  No stock-based compensation expense was reflected in net income from the stock option plans, as all options granted under these plans had exercise prices equal to the market value of the underlying common stock at the date of grant.

          The following table illustrates the effect on net income and earnings per share as if a fair value method described in SFAS No. 123, as amended, had been applied to the Company’s stock-based compensation plans for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

	(In thousands, except per share amounts)
Net income, as reported	$20,240	$77,015
Add: total stock-based compensation expense included in reported net income, net of related tax effects	528	898
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(600)	(1,118)

Pro forma net income	$20,168	$76,795

Income per share:
Basic – as reported	$0.57	$2.17
Basic – pro forma	$0.57	$2.17
Diluted – as reported	$0.57	$2.15
Diluted – pro forma	$0.56	$2.15

Stock Options

          The Company maintains a Non-Qualified Stock Option Plan (“Plan”), effective January 1, 2000.  As of September 30, 2006, the Company has granted options to purchase shares to certain senior management employees under the provisions of the Plan at fair value on the date of grant.  The term of each option is 10 years from grant date.  Depending upon the particular grant, options vest under one of two schedules: 1) one-half of the options granted vest immediately upon the grant, and the remaining one-half vest ratably over a three-year period or 2) options vest ratably over a three-year period starting with the first year anniversary after the grant date. At September 30, 2006, there were 77,000 shares reserved for future issuance under the Plan.

          The Company also maintains a Non-Employee Director Stock Option Plan (“Director Plan”), effective April 26, 2002.  As of September 30, 2006, the Company has granted options to purchase 60,000 shares of its common stock to individuals who are non-employee directors under the provisions of the Director Plan at fair value on the date of the grant.  Options vest over a three-year period starting with the first year anniversary after the grant date and expire no later than ten years from the date of the grant.  At September 30, 2006, there were 90,000 shares reserved for future issuance under the Director Plan.

          Under SFAS No. 123R, the Company continues to use the Black-Scholes option-pricing model to estimate the fair value of its stock options.  The Company did not award options during the three and nine months ended September 30, 2006 and did not award options during the corresponding periods in 2005.  Stock options were last awarded during 2004.  The assumptions used as inputs for the Black-Scholes option-pricing model for the 2004 awards, which are not fully vested at September 30, 2006, include:  (1) an annualized dividend yield of 0%, (2) expected volatility of 71.5%, based on historical stock prices for a twelve-month period, (3) a 4.1% risk-free rate of return, based on the U.S. Treasury bond rate with maturity period equaling the option’s expected term and (4) an expected option term of seven years, based on the average life and vesting period of options.

          A summary of stock option activity as of September 30, 2006 is as follows:

Summary Details for Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)

Outstanding at January 1, 2006	258,415	$7.63	8.02	$5,632
Granted	—	—	—	—
Exercised	(98,837)	7.38	—	(4,200)
Terminated	—	—	—	—
Outstanding at September 30, 2006	159,578	7.78	7.39	6,557
Exercisable at September 30, 2006	55,418	$7.29	7.03	$2,304

          The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 is $0.2 million and $4.2 million, respectively.  The total intrinsic value of stock options exercised was $3.0 million and $5.1 million, respectively, for the corresponding periods in 2005.  For the three and nine months ended September 30, 2006, cash received from the exercise of stock options is $40,000 and $0.7 million, respectively, and was $0.8 million and $1.4 million, respectively, for the three and nine months ended September 30, 2005.  For the three and nine months ended September 30, 2006, the tax benefit realized for the tax deductions from the exercise of options is $0.1 million and $1.6 million, respectively, and was $1.2 million and $1.9 million, respectively, for the corresponding periods in 2005.

          The following summarizes the activity of the Company’s stock options that had not vested as of September 30, 2006:

Summary Details for Nonvested Stock Options	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	213,330	$5.58
Granted	—	—
Vested	(109,170)	5.51
Terminated	—	—
Nonvested at September, 2006	104,160	$5.66

          As of September 30, 2006, there was $0.3 million of total unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over a weighted-average period of 0.58 years.  The grant date fair value of stock options vested during the nine months ended September 30, 2006 and 2005 is $0.6 million.  No stock option awards vested during the three months ended September 30, 2006 and 2005.

          The Company fulfills its obligations resulting from the stock-based compensation plans by issuing shares from authorized but unissued shares.

Long-Term Incentive Plan

          On April 28, 2005, the Company adopted the 2005 Long-Term Incentive Plan (“LTIP”).  The LTIP authorizes the Board of Directors to award various types of stock-based compensation arrangements including stock options, stock appreciation rights, restricted stock, performance awards, and other stock unit awards.  A total of 500,000 shares of the Company’s $.01 par value common stock are issuable under the LTIP.  The awards are earned over a three-year period and are based on the Company achieving goals within two defined performance categories.  The performance categories used to determine how many awards ultimately will be earned are (1) the Company’s total shareholder return (“TSR”) relative to the TSR of the selected industry peer group (“Market Condition”) and (2) the three-year average earnings before interest, taxes, depreciation and amortization (“EBITDA”) per ton shipped (“Performance Condition”).  The minimum payout for the Market Condition is 0.25 times the program goal and is achieved if the Company’s TSR is in the twenty-fifth percentile of its industry peer group, while the maximum payout is 2.0 times the program goal and is achieved if the Company’s TSR is in the seventy-fifth percentile.  Under the Performance Condition for the 2005 grant, achieving an EBITDA per ton of $63 results in a minimum payout of 0.25 times the program goal, while achieving at least $94 results in a maximum payout of 2.0 times the program goal.  For the

2006 grant, achieving an EBITDA per ton of $79 results in a minimum payout of 0.25 times the program goal, while achieving at least $114 results in a maximum payout of 2.0 times the program goal.  One-half of the total awards are earned based on the Market Condition and one-half are earned based on the Performance Condition.  All awards will be paid 60% in cash and 40% in Company common stock.

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

          The grant date fair value of the share-settled performance awards earned under the Performance Condition is equal to the stock closing price on the date of grant. The grant date fair value of the share-settled performance awards earned under the Market Condition is based on the stock closing price on the date of grant and is determined by an independent third party with a simulation analysis known as the Monte Carlo model with the following assumptions:

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

          Also, in conjunction with the LTIP, approximately 4,000 and 13,000 shares, respectively, of restricted stock (“Restricted Stock”) were awarded on April 27, 2006 and April 28, 2005.  Approximately 4,000 and 600 additional shares of restricted stock were awarded on July 27, 2006 and August 14, 2006, respectively.  The Restricted Stock was awarded to non-employee directors with the shares vesting annually in equal parts over a service period of three years.  The grant date fair value of the Restricted Stock is equal to the grant date closing stock price, which was $47.00 per share for the August 14, 2006 awards, $44.13 per share for the July 27, 2006 awards, $48.18 per share for the April 27, 2006 awards and $15.08 per share for the 2005 awards.  This expense is classified as selling, general and administrative expenses in the Company’s Consolidated Statements of Income and is recorded on a straight-line basis from the grant date through the ending service date.  As of September 30, 2006, only one participant has forfeited Restricted Stock shares due to retirement.  The Company considers this an uncommon event and estimates the forfeiture rate to be zero due to performance to date and expected performance through December 31, 2008.

          The Company’s LTIP awards are considered nonvested share awards as defined under SFAS No. 123R.  A summary of nonvested activity as of September 30, 2006 is as follows:

Summary Details for LTIP	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	208,206	$13.32
Granted	167,282	42.45
Vested	—	—
Terminated	—	—
Nonvested at September 30, 2006	375,488	$26.30

          The Company’s Restricted Stock awards are also considered nonvested share awards.  A summary of nonvested activity as of September 30, 2006 is as follows:

Summary Details for Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	12,976	$15.08
Granted	8,024	46.18
Vested	(3,787)	15.08
Terminated	(1,622)	15.08
Nonvested at September 30, 2006	15,591	$31.09

          As of September 30, 2006, there was $9.8 million of total unrecognized compensation cost related to nonvested LTIP and Restricted Stock.  That cost is expected to be recognized over a weighted-average period of 1.92 years.  No LTIP awards vested during the three and nine-month periods ended September 30, 2006 and 2005.  The grant date fair value of Restricted Stock vested is $0.1 million for the nine months ended September 30, 2006.  No Restricted Stock vested during the three and nine-month periods ended September 30, 2005 and the three-month period ended September 30, 2006.

3.	Inventories

          Inventories are stated at the lower of manufacturing cost or market value with manufacturing cost determined under the average cost method.  The components of inventories are as follows:

	September 30, 2006	December 31, 2005

	(In thousands)
Raw materials	$19,468	$33,598
Semi-finished product	149,885	182,836
Finished product	72,835	51,989
Stores and operating supplies	35,880	33,123

Total inventories	$278,068	$301,546

          Semi-finished product includes Company manufactured and purchased steel plate and coil that will be converted into finished welded pipe or structural tubing product by the Company.

4.	Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)
Net income	$50,587	$20,240	$127,874	$77,015
Minimum pension liability	—	87	—	87
Foreign currency translation adjustment	—	2,367	2,073	1,870

Comprehensive income	$50,587	$22,694	$129,947	$78,972

5.	Debt, Financing Arrangements and Liquidity

          Debt balances are as follows:

	September 30, 2006	December 31, 2005

	(In thousands)
10% First Mortgage Notes due 2009	$—	$303,000
Less: Unamortized discount on 10% Notes	—	(2,210)
OFP Term Loan	4,798	6,077
Canadian Bank Revolving Facility	19,057	—
CPC Mortgage Loan	3,481	3,512

Total debt outstanding	$27,336	$310,379
Less: Current portion of OFP Term Loan	(1,116)	(2,000)
Current portion of CPC Mortgage Loan	(44)	(42)

Non-current maturity of long-term debt	$26,176	$308,337

          On July 15, 2002, the Company issued $305.0 million of 10% First Mortgage Notes due 2009 (“10% Notes”) at a discount of 98.772% and an interest rate of 10.0%.  On July 17, 2006, the Company completed the redemption of all of its outstanding 10% Notes as of July 15, 2006.  See Note 12 to the Company’s Consolidated Financial Statements, “Early Extinguishment of Debt.”

          On June 6, 2006, the Company, New CF&I, CF&I, and Colorado and Wyoming Railway Company entered into a five-year, $175.0 million revolving credit facility (“Credit Facility”), with a $35 million sublimit letter of credit facility.  At September 30, 2006, $11.6 million was restricted under outstanding letters of credit and $163.4 million was available for borrowing.  Amounts outstanding under the Credit Facility bear interest based on either (1) the prime rate plus a margin ranging from zero to 0.25% or (2) the LIBOR rate plus a margin ranging from 0.875% to 1.125%.  As of September 30, 2006, there was no outstanding balance due under the Credit Facility.  Annual commitment fees range from 0.125% to 0.25% of the unused portion of the Credit Facility.  The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on whether the average quartely borrowing availability is less than or greater than $50 million.  The Credit Facility contains various restrictive covenants, including a financial covenant for a minimum fixed charge coverage ratio and a restriction on the payment of dividends.  The Credit Facility limits the payment of dividends (and other specified restricted payments) to an aggregate total of $50 million plus 25% cumulative net income and 100% of stock issuance proceeds minus 100% of cumulative net loss.  The Credit Facility is secured by a lien on inventory and accounts receivable.

          On March 29, 2000, OFP entered into a seven-year $14.0 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility.  On May 31, 2006, the loan agreement was amended to extend the loan for an additional four years, with the final payment to be made in the first quarter of 2011.  Amounts outstanding under the loan agreement bear interest based on the LIBOR rate plus a margin ranging from 1.25% to 3.00%, and as of September 30, 2006, there was $4.8 million of principal outstanding, of which $1.1 million was classified as current.  The loan is secured by all the assets of OFP. The loan agreement contains various restrictive covenants including a minimum tangible net worth amount, a minimum debt service coverage ratio, and a specified amount of insurance coverage.  In connection with the amended agreement the debt covenants have been waived until March 31, 2007.  Principal payments required on the loan are $0.3 million per quarter but can be accelerated for excess cash flows, as defined.  Excess cash flows generated in 2004 resulted in $0.4 million of additional principal payments paid in 2005.  No accelerated payments are expected during 2006.  The creditors of OFP have no recourse to the general credit of the Company.

          On September 17, 2004, CPC entered into a ten-year loan agreement related to an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement.  CPC’s share of the debt is $3.5 million.  Amounts outstanding under the loan agreement bear interest at a rate of 6.57%.  As of September 30, 2006, CPC’s share of the principal outstanding was $3.5 million, of which $44,000 was classified as current.  The loan is secured by the warehouse and contains various restrictive covenants on CPC including minimum income and cash flow requirements, a minimum debt service coverage amount and limitations on incurring new or additional debt obligations other than as allowed by the loan agreement.

          On August 28, 2006, Camrose replaced its CAD $15.0 million revolving credit facility with a CAD $75.0 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose.  Amounts under the facility bear interest based on either (1) the Canadian prime rate, (2) the bank’s US Dollar base rate in Canada, or (3) the LIBOR rate plus a margin of 1.25%.  The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose’s eligible trade accounts receivable and inventories. The credit facility contains various restrictive covenants including a minimum tangible net worth amount. This facility expires in January 2008.  The average interest rate for the facility was 6.0% and 5.68%, respectively, for the three and nine months ended September 30, 2006.  Camrose pays annual commitment fees up to 0.25% of the unused portion of the credit line.  At September 30, 2006, there was $19.1 million due under the credit facility.

          As of September 30, 2006, principal payments on debt are due as follows (in thousands):

2006	$290
2007	1,161
2008	20,220
2009	1,167
2010	1,170
2011	113
2012 and thereafter	3,215

$27,336

6.	Income Taxes

          The effective income tax expense rate was 35.0% and 34.5% for the three and nine months ended September 30, 2006, respectively, as compared to a tax expense rate of 28.2% and 35.2% for the corresponding periods in 2005.  The effective income tax rate for the three and nine months ended September 30, 2006 varied from the combined state and federal statutory rate principally because the Company reversed the remaining valuation allowance, established in 2003, for certain state net operating losses and state tax credits.  The combined state and federal statutory rate was also reduced in the three and nine months ended September 30, 2006 by tax benefits tied to export sales and domestic manufacturing.  The effective income tax rate for the three and nine months ended September 30, 2005 varied from the combined state and federal statutory rate principally because the Company reversed a portion of the valuation allowance, established in 2003, for certain state net operating losses, state tax credits and alternative minimum tax credits.

          SFAS No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded.  Based on this guidance, the Company reduced the valuation allowance by $4.0 million for the nine months ended September 30, 2006, because improved earnings and the outlook for future periods reduced the uncertainty surrounding allowances pertaining to 2003.  The Company decreased the valuation allowance established in 2003 by $3.4 million for the three and nine months ended September 30, 2005, because of less uncertainty regarding the utilization of certain state deferred tax assets.  At September 30, 2006 the Company does not have a valuation allowance recorded against its deferred assets.

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

          Basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands, except per share amounts)
Basic weighted average shares outstanding	35,814	35,544	35,771	35,461
Dilutive effect of stock-based compensation awards	247	274	227	299

Weighted average number of shares outstanding assuming dilution	36,061	35,818	35,998	35,760

Net income	$50,587	$20,240	$127,874	$77,015

Basic income per share:	$1.41	$0.57	$3.57	$2.17
Diluted income per share:	$1.40	$0.57	$3.55	$2.15

8.	Employee Benefit Plans

          The Company has noncontributory defined benefit pension plans, certain postretirement health care and life insurance benefit plans and supplemental retirement plans that cover all of its eligible domestic employees.  Certain employees are no longer eligible to participate in the defined benefit plans if they were hired after September 1, 2005.  Those employees are instead enrolled in an employer funded defined contribution plan equal to three percent of annual wages.  The new defined contribution plan is funded annually, and participants’ benefits vest after five years of service.  Effective January 1, 2007, the vesting period will be reduced to three years of service.  The Company also offers qualified Thrift 401(k) plans to all of its eligible domestic employees.  The Company also has noncontributory defined benefit pension plans and a postretirement medical plan covering all of its eligible Camrose employees.

          Components of net periodic benefit cost related to the defined benefit pension plans, including supplemental employee retirement plans, are as follows:

	Defined Benefit Pension Plans

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)
Service cost	$1,311	$1,119	$3,927	$3,290
Interest cost	2,482	2,325	7,434	6,972
Expected return on plan assets	(2,537)	(2,127)	(7,596)	(6,261)
Amortization of unrecognized net loss	324	125	970	598
Amortization of unrecognized prior service cost	620	617	1,859	1,860

Total net periodic benefit cost	$2,200	$2,059	$6,594	$6,459

          Components of net periodic benefit cost related to the postretirement health care and life insurance benefit plans are as follows:

	Other Benefit Plans

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands)
Service cost	$257	$144	$731	$427
Interest cost	556	533	1,618	1,593
Amortization of unrecognized net loss	115	69	246	206
Amortization of unrecognized net transition asset	49	49	147	147
Amortization of unrecognized prior service cost	178	181	544	542

Total net periodic benefit cost	$1,155	$976	$3,286	$2,915

          The Company made contributions of $10.0 million and $22.8 million, respectively, to its pension plans for the three and nine months ended September 30, 2006.  Contributions of $1.7 million and $8.7 million were made during the three and nine months ended September 30, 2005, respectively.  The Company expects to make additional contributions of $4.8 million in 2006.

9.	Concentrations

          The Company’s Portland, Oregon steel mill (“Portland Mill”) purchases steel slab from a number of foreign producers.  Any interruption or reduction in the supply of steel slab may make it difficult or impossible to satisfy customers’ delivery requirements, which could have a material adverse effect on the Company’s results of operations.  In 2005, the Company had four primary suppliers of steel slab.  These companies continue to be major suppliers of steel slab in 2006.  The Company does not maintain long-term purchasing contracts with any of its slab suppliers.  Most of the steel slabs the Company purchases are delivered by ship.  Any disruption to port operations, including those caused by a labor dispute or terrorism, could materially impact the supply or the cost of steel slabs, which could have a material adverse effect on the Company’s production, sales levels and profitability.

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

Oregon Steel Division

          In May 2000, the Company entered into a Voluntary Clean-up Agreement with the Oregon Department of Environmental Quality (“DEQ”) committing the Company to conduct an investigation of whether, and to what extent, past or present operations at the Company’s Portland Mill may have affected sediment quality in the Willamette River.  Based on preliminary findings, the Company is conducting a full remedial investigation (“RI”), including areas of investigation throughout the Portland Mill, and has committed to implement source control if required.  The Company’s best estimate for costs of the RI study is approximately $0.3 million over the next two years.  The Company has recorded a receivable for insurance proceeds that are expected to cover these costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these costs as incurred.  Based upon the results of the RI, the DEQ may require the Company to incur costs associated with additional phases of investigation, remedial action or implementation of source controls, which could have a material adverse effect on the Company’s results of operations because it may cause costs to exceed available insurance or because insurance may not cover those particular costs.  The Company has agreed with the DEQ that it will stabilize the riverbank to reduce erosion of soils into the river and that it will implement stormwater controls; however, the Company and the DEQ have not come to terms as to the entire scope of work at this time.  The Company’s estimate of these costs related to riverbank stabilization and limited source control is expected to be capital in nature and not material to the Company’s Consolidated Financial Statements.  The Company is unable at this time to determine if the likelihood of any further unfavorable outcome or loss is either probably or remote, or to estimate a dollar amount range for a potential loss.

          In a related matter, in December 2000, the Company received a general notice letter from the U.S. Environmental Protection Agency (“EPA”), identifying it, along with 68 other entities, as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to contamination in a portion of the Willamette River that has been designated as the “Portland Harbor Superfund Site.”  The letter advised the Company that it may be liable for costs of RI and remedial action at the Portland Harbor Superfund Site (which liability, under CERCLA, is joint and several with other PRPs) as well as for natural resource damages that may be associated with any releases of contaminants (principally at the Portland Mill site) for which the Company has liability.  At this time, nine private and public entities have signed an Administrative Order on Consent (“AOC”) to perform a remedial investigation/feasibility study (“RI/FS”) of the Portland Harbor Superfund Site under EPA oversight.  The RI/FS is expected to be completed in 2009.  Although the Company did not sign the original AOC, the Company is a member of the Lower Willamette Group, which is funding that investigation, and the Company signed a Coordination and Cooperation Agreement with the EPA that binds the Company to all terms of the AOC.  As a best estimate of the Company’s share of the remaining RI/FS costs, which are expected to be incurred in the next three and a half years, the Company has accrued a liability of $0.9 million as of September 30, 2006. The Company has also recorded a receivable for insurance proceeds that are expected to cover these RI/FS costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these RI/FS costs as incurred.  At the conclusion of the RI/FS, the EPA will issue a Record of Decision setting forth any remedial action that it requires to be implemented by identified PRPs.  The Company also intends to continue to work with interested parties to assess natural resource damage at the Portland Harbor Superfund Site.  The Company estimates its financial commitment in connection with future natural resource damage assessment to be approximately $0.7 million.  The Company has recorded a receivable for insurance proceeds that are expected to cover these costs because the Company’s insurer is defending this matter, subject to a standard reservation of rights, and is paying these costs as incurred.  In connection with these matters, the Company could incur additional costs associated with investigation, remedial action, natural resource damage and natural resource restoration, the costs of which may exceed available insurance or which may not be covered by insurance, which therefore could have a material adverse effect on the Company’s results of operations.  The Company is unable to estimate a dollar amount range for any related remedial action that may be implemented by the EPA, or natural resource damages and restoration that may be sought by federal, state and tribal natural resource trustees.

RMSM Division

          In October 1995, CF&I and the Colorado Department of Public Health and Environment (“CDPHE”) finalized a postclosure permit for hazardous waste units at CF&I’s Pueblo Mill.  As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units (“SWMU”) at the facility and continue to address projects on a prioritized corrective action schedule over 30 years.  The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was currently believed to exist.  At September 30, 2006, there were 58 SWMU’s that still required remediation.  At September 30, 2006, the total accrued liability for all remaining SWMU’s was $25.5 million, of which $23.1 million was classified as non-current on the Company’s Consolidated Balance Sheet.

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

Purchase Commitments

          On April 3, 2006, the Company terminated an agreement to purchase a base amount of oxygen produced from a facility located at the Company’s Portland Mill.  The oxygen facility was owned and operated by an independent third party.  In accordance with the agreement, the Company incurred a contract termination cost of $3.6 million, which was paid during the second quarter of 2006 and is included in cost of sales for the nine months ended September 30, 2006.

          A similar contract to purchase oxygen for the Pueblo Mill was entered into on February 2, 1993 by CF&I, and expires in February 2013.  The agreement specifies that CF&I will pay a base monthly charge that is adjusted annually based upon a percentage change in the Producer Price Index.

          The Company is obligated to supply a quantity of steel coil for processing through the OFP temper mill and a cut-to-length facility of not less than 15,000 tons per month.  If at the end of each calendar quarter, the twelve month rolling average of steel coil actually supplied for processing is less than 15,000 tons and OFP operates at less than breakeven (as defined in the Joint Venture Agreement), then the Company is required to make a payment to OFP equal to the shortfall.  At the end of each calendar year, the actual results are compared to the shortfall payment made by the

Company to OFP. If the twelve month calculation results in a shortfall payment that is less than the amount paid by the Company, then the Company is owed a refund for the difference. The Company’s Consolidated Financial Statements include a net charge of $0.1 million and $0.2 million, respectively, related to the shortfall for the three and nine months ended September 30, 2005, respectively.  There was no shortfall for the three and nine months ended September 30, 2006.

Other Agreements

          On January 15, 2004, the Company announced a tentative agreement to settle the labor dispute between the United Steelworkers of America and CF&I that had been ongoing since October 1997, and on September 10, 2004 the settlement was finalized and became effective (the “Settlement”).  Beginning on the effective date of the Settlement, the Settlement included a ten year profit participation obligation (“Back Pay Profit Sharing Obligation” or “BPPSO”) consisting of 25% of CF&I’s quarterly profit, as defined, for years 2004 and 2007 through 2013, and 30% for years 2005 and 2006, not to exceed $3.0 million per year for 2004 through 2008 and $4.0 million per year for 2009 through 2013; these cap amounts are subject to a carryforward/carryback provision described in the Settlement documents.  The Company recorded charges of $3.2 million for the nine months ended September 30, 2006 and charges of $3.4 million for the nine months ended September 30, 2005 for the BPPSO and related payroll taxes, which were classified as selling, general and administrative expenses.

          During the first quarter ended March 31, 2006, the Company entered into a contract with an independent third party for the production of pipe.  According to the contract, the Company must produce approximately 700,000 tons of pipe, with delivery in accordance with dates stipulated in the contract.  If volumes are not met, the Company may be charged damages up to $1.0 million per day, with a total limit on damages of $20.0 million.  Production and shipments on this contract are expected to start in the fourth quarter of 2006.

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

          The CPC loan of $3.5 million as of September 30, 2006 was entered into for an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement.  The Company is not a guarantor for CPC’s co-tenant’s share; however, CPC is a co-borrower and is jointly and severally liable in the event of default by the other co-tenant or its respective guarantors.  The co-tenant’s share of the loan was $3.5 million as of September 30, 2006.  Two owners of the co-tenant are personal guarantors of the entire loan.  The Company believes that the co-tenant has sufficient liquidity to pay its share of the loan.

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

12.	Early Extinguishment of Debt

          On July 17, 2006, the Company completed the redemption of all of its outstanding 10% Notes as of July 15, 2006, using approximately $270.5 million of available cash and short term investments and approximately $65.0 million in borrowings under the new Credit Facility.  The redemption amount was $335.5 million, which includes the principal, accrued and unpaid interest and the Notes call premium.  In connection with the redemption of the 10% Notes, the Company recorded a charge of $21.4 million in the third quarter of 2006.  The charge consisted of approximately $15.1 million for the 10% Notes call premium and $6.3 million of unamortized deferred financing costs and other costs related to the original issuance of the Notes.  The completion of the redemption terminates substantially all of the obligations under the indenture and related documents, including the restrictions and liens.

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

Overview

          The Consolidated Financial Statements include all wholly owned and those majority owned subsidiaries over which the Company exerts management control.  Non-controlled subsidiaries and affiliates are accounted for using the equity method.  Material wholly owned and majority owned subsidiaries of the Company are wholly owned Camrose Pipe Corporation (“CPC”), which does business as Columbia Structural Tubing (“CST”) and which, through ownership in another corporation, holds a 100 percent interest in OSM Tubular Camrose (“Camrose”); a 60 percent interest in Oregon Feralloy Partners (“OFP”) and 90 percent owned New CF&I, Inc. (“New CF&I”), which owns a 95.2 percent interest in CF&I Steel, L.P. (“CF&I”).  The Company also directly owns an additional 4.3 percent interest in CF&I.  In January 1998, CF&I assumed the trade name Rocky Mountain Steel Mills (“RMSM”).  New CF&I owns a 100 percent interest in the Colorado and Wyoming Railway Company.  All significant intercompany balances and transactions have been eliminated.  Prior to October 1, 2006, Camrose was operating under the name Camrose Pipe Company.

          The Company currently has two aggregated operating divisions known as the Oregon Steel Division and the RMSM Division.  The Oregon Steel Division is centered at the steel plate mill in Portland, Oregon (“Portland Mill”), which in addition to sales to third parties, supplies steel plate and coiled plate to the Company’s structural tubing and welded pipe finishing facilities.  The Oregon Steel Division also produces large diameter line pipe and electric resistance welded (“ERW”) line pipe and casing at the Camrose Pipe Mill and structural tubing at its CST facility.  The Company is in the process of constructing a new spiral weld double submerged arc weld pipe making facility.  Production at the new mill has begun and is expected to reach its rated production capability in November 2006.  The RMSM Division consists of steelmaking and finishing facilities which produce rail, rod and bar and seamless pipe products.  All manufacturing, as well as certain related operations, of the RMSM Division are located in Pueblo, Colorado.

Critical Accounting Policies and Estimates

          The Company’s discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with Generally Accepted Accounting Principles.  The preparation of these Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  This provides a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.  A description of the Company’s critical accounting policies and related estimates and judgments that affect the preparation of the Consolidated Financial Statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and there have been no changes in critical accounting policies in the nine months ended September 30, 2006, with the exception of the adoption of SFAS No. 123R.  See Note 2 to the Company’s Consolidated Financial Statements, “Stock-Based Compensation,” for disclosure of the effects of the adoption of this statement.

2006 Outlook

          For 2006, the Company expects to ship approximately 1.66 million tons of products and generate approximately $1.51 billion in sales.  In the Oregon Steel Division, the product mix is expected to consist of approximately 516,000 tons of plate and coil, 265,000 tons of welded pipe and 77,000 tons of structural tubing.  The RMSM Division expects to ship approximately 448,000 tons of rails, 288,000 tons of rod and bar products and 65,000 tons of seamless pipe.

          Expected fourth quarter 2006 shipments, in tons, as compared to previous quarters are as follows:

	Forecast Q4 2006	Actual Q3 2006	Actual Q4 2005

Plate and coil	215,000	194,800	206,700
Welded pipe (1)	90,000	81,700	58,200
Structural tubing	19,000	19,800	18,400
Less shipment to affiliates	(108,000)	(54,600)	(63,800)
Rails	120,000	123,800	75,100
Rod and bar	67,000	68,300	84,600
Seamless pipe	13,000	17,200	—

Total	416,000	451,000	379,200

(1) Includes large diameter line pipe, ERW line pipe and ERW casing.

Discussion and Analysis of Income
(Information in tables in thousands except tons, per ton, and percentages)

Sales

	Three Months Ended September 30,				Nine Months Ended September 30,

	2006	2005	Change	% Change	2006	2005	Change	% Change

Sales
Oregon Steel Division	$271,030	$170,457	$100,573	59.0%	$682,241	$556,908	$125,333	22.5%
RMSM Division	158,084	129,223	28,861	22.3%	451,750	373,695	78,055	20.9%

Consolidated	$429,114	$299,680	$129,434	43.2%	$1,133,991	$930,603	$203,388	21.9%

Tons sold
Oregon Steel Division:
Plate and Coil	140,200	120,700	19,500	16.2%	409,400	345,300	64,100	18.6%
Welded Pipe	81,700	29,500	52,200	176.9%	175,600	126,700	48,900	38.6%
Structural Tubing	19,800	18,400	1,400	7.6%	57,800	46,900	10,900	23.2%

Total Oregon Steel Division	241,700	168,600	73,100	43.4%	642,800	518,900	123,900	23.9%

RMSM Division:
Rails	123,800	113,300	10,500	9.3%	327,600	318,300	9,300	2.9%
Rod and Bar	68,300	99,900	(31,600)	(31.6)%	220,900	269,900	(49,000)	(18.2)%
Seamless Pipe	17,200	—	17,200	100.0%	52,400	—	52,400	100.0%

Total RMSM Division	209,300	213,200	(3,900)	(1.8)%	600,900	588,200	12,700	2.2%

Consolidated	451,000	381,800	69,200	18.1%	1,243,700	1,107,100	136,600	12.3%

Sales price per ton
Oregon Steel Division	$1,121	$1,011	$110	10.9%	$1,061	$1,073	$(12)	(1.1)%
RMSM Division	$755	$606	$149	24.6%	$752	$635	$117	18.4%
Consolidated	$951	$785	$166	21.1%	$912	$841	$71	8.4%

          The increases in consolidated tonnage shipments for the comparative three and nine-month periods are primarily due to increased shipments of plate and coil, welded pipe, structural tubing, rails and seamless pipe, partially offset by lower shipments of rod and bar products. The Company’s seamless pipe mill, which was idled in

November of 2003, was restarted in December of 2005 and shipped 17,200 and 52,400 tons of seamless casing during the three and nine months ended September 30, 2006, respectively.  The increase in sales for the three and nine months ended September 30, 2006 was primarily due to the higher shipments noted above, the shipments of seamless pipe (the Company’s highest average selling priced product) and higher average selling prices for large diameter line pipe, rails and rod and bar products. Higher average selling prices in other product lines for the nine months ended September 30, 2006 were partially offset by lower average selling prices for plate products.

Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,

	2006	2005	Change	% Change	2006	2005	Change	% Change

Gross Profit	$123,060	$52,193	$70,867	135.8%	$292,918	$192,853	$100,065	51.9%
Gross Profit Margin	28.7%	17.4%	11.3%		25.8%	20.7%	5.1%

          The increase in gross profit in the three months ended September 30, 2006 compared to the same period in 2005 was primarily a result of higher volume and average sales prices in the Oregon Steel Division, the addition of seamless pipe and higher average sales prices in the RMSM Division combined with lower steel slab prices, partially offset by lower volumes in the RMSM Division.  The increase in gross profit in the nine months ended September 30, 2006 compared to the same period in 2005 was primarily a result of the addition of seamless pipe, higher average sales prices in the RMSM Division and higher volumes in the Oregon Steel Division, combined with lower steel slab prices.  Gross profit as a percentage of sales for the three and nine months ended September 30, 2006 increased due primarily to an increase in gross profit for all product lines, except the rod and bar product line, primarily as a result of the higher selling prices noted above and lower steel slab costs, partially offset by higher scrap costs at the RMSM Division. The Company’s gross profit for the nine months ended September 30, 2006 was negatively impacted by a $3.6 million charge related to cancellation and buyout costs of a contract to supply oxygen to the now closed melt shop at the Company’s Portland, Oregon mill. Third quarter 2005 gross profit was negatively impacted by approximately $5 million of pretax costs related to the new electric arc furnace installation and caster rebuild and related equipment outages at the RMSM facility.

Selling, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,

	2006	2005	Change	% Change	2006	2005	Change	% Change

Selling, General and Administrative Expenses	$21,053	$14,969	$6,084	40.6%	$61,981	$47,351	$14,630	30.9%

          The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2006 compared to the same periods in 2005 was the result of an increase in incentive compensation and shipping expenses.  Incentive compensation increased approximately $1.9 million and $5.4 million for the three and nine months ended September 30, 2006, respectively.  Incentive compensation for the three and nine months ended September 30, 2006 includes stock compensation expense of $1.5 million and $4.0 million, respectively.  Shipping costs increased $1.8 million and $5.7 million for the three and nine months ended September 30, 2006 compared to the same periods in 2005.  This increase in the three and nine months ended September 30, 2006 was due to higher handling costs for certain products, such as pipe, combined with an increase in tons shipped compared to the same periods in 2005.

          The Company recorded charges of $3.2 million and $3.4 million for the nine months ended September 30, 2006 and 2005, respectively, for the Back Pay Profit Sharing Obligation and related payroll taxes.  See Note 10 to the Company’s Consolidated Financial Statements, “Contingencies – Other Agreements.”

Interest Expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,

	2006	2005	Change	% Change	2006	2005	Change	% Change

Interest Expense, net	$1,865	$7,459	$(5,594)	(75.0)%	$15,622	$24,427	$(8,805)	(36.0)%

          Interest expense for the three and nine months ended September 30, 2006 decreased from the same periods in 2005 due to the redemption of the 10% First Mortgage Notes due 2009 (“10% Notes”) in July 2006.  See Note 12 to the Company’s Consolidated Financial Statements, “Early Extinguishment of Debt.”  An increase in capitalized interest also reduced the amount of interest expense in the three and nine months ended September 30, 2006, compared to the same periods in 2005.

Income Tax Expense

	Three Months Ended September 30,				Nine Months Ended September 30,

	2006	2005	Change	% Change	2006	2005	Change	% Change

Income Tax Expense	$27,207	$7,938	$19,269	242.7%	$67,453	$41,879	$25,574	61.1%

          The effective income tax expense rate was 35.0% and 34.5%, respectively, for the three and nine months ended September 30, 2006, as compared to effective income tax expense rates of 28.2% and 35.2% for the three and nine months ended September 30, 2005.  The effective income tax rate for 2006 varied from the combined state and federal statutory rate principally because the Company reversed the remaining valuation allowance, established in 2003, for certain state tax net operating losses and state tax credits.  The combined state and federal statutory rate was also reduced in the three and nine months ended September 30, 2006 by tax benefits tied to export sales and domestic manufacturing.  Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards, state tax credits, and alternative minimum tax credits each be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required to be recorded.  Based on this guidance, the Company decreased its valuation allowance by $4.0 million in the nine months ended September 30, 2006, because the improved earnings and the outlook for future periods reduced this uncertainty.  The Company will continue to evaluate the need for valuation allowances in the future.  Changes in estimated future taxable income and other underlying factors may lead to adjustments to the valuation allowances.  As of September 30, 2006, the Company does not have a valuation allowance recorded against its deferred tax assets.

Liquidity and Capital Resources

          At September 30, 2006, the Company’s liquidity, comprised of cash, cash equivalents, and short-term investments totaled approximately $8.8 million.  At December 31, 2005, the Company’s liquidity, comprised of cash (excluding restricted cash and cash equivalents of $22.1 million), cash equivalents, and short-term investments totaled approximately $156.2 million.

          Net working capital at September 30, 2006 was $323.8 million, a decrease of $144.6 million compared to December 31, 2005, reflecting a $161.1 million decrease in current assets and a $16.5 million decrease in current liabilities.  The decrease in current assets was primarily a result of a $169.5 million decrease in cash and cash equivalents and short-term investments and a $23.5 million decrease in inventories, partially offset by a $29.5 million increase in accounts receivable.  The decrease in cash and cash equivalents and short-term investments is related to the redemption of the 10% Notes as of July 15, 2006.  The decrease in current liabilities at September 30, 2006 is primarily due to a decline in accrued expenses at September 30, 2006 as compared to September 30, 2005.

          Additions in property, plant and equipment were $66.4 million at September 30, 2006, compared to $59.4 million at September 30, 2005.  Asset additions in the first three quarters of 2006 include continuing construction in progress of the new spiral weld mill.  Depreciation and amortization for the three and nine months ended September 30, 2006 was $11.2 million and $32.9 million, respectively, compared to $10.3 million and $29.7 million in the same periods in 2005.  For all of 2006, the Company anticipates that capital expenditures and depreciation and amortization will be approximately $80.0 million and $45.9 million, respectively.

          On July 17, 2006, the Company completed the redemption of all of its outstanding 10% Notes as of July 15, 2006.  The redemption was made with cash and cash equivalents and short-term investments as well as cash inflows from operating activities.  See Note 12 to the Company’s Consolidated Financial Statements, “Early Extinguishment of Debt.”

          On June 6, 2006, the Company, New CF&I, CF&I, and Colorado and Wyoming Railway Company entered into a five-year, $175.0 million revolving credit facility (“Credit Facility”), with a $35 million sublimit letter of credit facility.  At September 30, 2006, $11.6 million was restricted under outstanding letters of credit and $163.4 million was available for borrowing.  Amounts outstanding under the Credit Facility bear interest based on either (1) the prime rate plus a margin ranging from zero to 0.25% or (2) the LIBOR rate plus a margin ranging from 0.875% to 1.125%.  As of September 30, 2006, there was no outstanding balance due under the Credit Facility.  Annual commitment fees range from 0.125% to 0.25% of the unused portion of the Credit Facility.  The margins and unused commitment fees will be subject to adjustment within the ranges discussed above based on whether the average quartely borrowing availability is the less than or greater than $50 million.  The Credit Facility contains various restrictive covenants, including a financial covenant for a minimum fixed charge coverage ratio and a restriction on the payment of dividends.   The Credit Facility limits the payment of dividends (and other specified restricted payments) to an aggregate total of $50 million plus 25% cumulative net income and 100% of stock issuance proceeds minus 100% of cumulative net loss.  The Credit Facility is secured by a lien on inventory and accounts receivable.

          On March 29, 2000, OFP entered into a seven-year $14.0 million loan agreement for the purchase of certain processing assets and for the construction of a processing facility.  On May 31, 2006, the loan agreement was amended to extend the loan for an additional four years, with the final payment to be made in the first quarter of 2011.  Amounts outstanding under the loan agreement bear interest based on the LIBOR rate plus a margin ranging from 1.25% to 3.00%, and as of September 30, 2006, there was $4.8 million of principal outstanding, of which $1.1 million was classified as current.  The loan is secured by all the assets of OFP. The loan agreement contains various restrictive covenants including a minimum tangible net worth amount, a minimum debt service coverage ratio, and a specified amount of insurance coverage.  In connection with the amended agreement the debt covenants have been waived until March 31, 2007.  Principal payments required on the loan are $0.3 million per quarter but can be accelerated for excess cash flows, as defined.  Excess cash flows generated in 2004 resulted in $0.4 million of additional principal payments paid in 2005.  No accelerated payments are expected during 2006.  The creditors of OFP have no recourse to the general credit of the Company.

          On September 17, 2004, CPC entered into a ten-year loan agreement related to an undivided 50% interest as tenants in common in a warehouse under a co-tenancy agreement.  CPC’s share of the debt is $3.5 million.  Amounts outstanding under the loan agreement bear interest at a rate of 6.57%.  As of September 30, 2006, CPC’s share of the principal outstanding was $3.5 million, of which $44,000 was classified as current.  The loan is secured by the warehouse and contains various restrictive covenants on CPC including minimum income and cash flow requirements, a minimum debt service coverage amount and limitations on incurring new or additional debt obligations other than as allowed by the loan agreement.

          On August 28, 2006, Camrose replaced its CAD $15.0 million revolving credit facility with a CAD $75.0 million revolving credit facility with a Canadian bank, the proceeds of which may be used for working capital and general business purposes of Camrose.  Amounts under the facility bear interest based on either (1) the Canadian prime rate, (2) the bank’s US Dollar base rate in Canada, or (3) the LIBOR rate plus a margin of 1.25%.  The facility is collateralized by substantially all of the assets of Camrose, and borrowings under this facility are limited to an amount equal to the sum of the product of specified advance rates and Camrose’s eligible trade accounts receivable and inventories. The credit facility contains various restrictive covenants including a minimum tangible net worth amount. This facility expires in January 2008.  The average interest rate for the facility was 6.0% and 5.68%, respectively, for the three and nine months ended September 30, 2006.  Camrose pays annual commitment fees up to 0.25% of the unused portion of the credit line.  At September 30, 2006, there was $19.1 million due under the credit facility.

          As of September 30, 2006, principal payments on debt are due as follows (in thousands):

2006	$290
2007	1,161
2008	20,220
2009	1,167
2010	1,170
2011	113
2012 and thereafter	3,215

$27,336

          Due to the favorable net results for the first three and nine months of 2006, the Company has been able to satisfy its needs for working capital and capital expenditures through operations and, in part, through its available cash on hand.  The Company believes that its anticipated needs for working capital and capital expenditures for the next twelve months will be met from cash on hand, from funds generated from operations, and if necessary, from the available credit facilities.

Off Balance Sheet Arrangements

          Information on the Company’s off balance sheet arrangements is disclosed in the contractual obligations table of the Company’s 2005 Annual Report on Form 10-K, and there have been no material changes to the off balance sheet arrangements disclosed in the Company’s 2005 Annual Report on Form 10-K in the first three quarters of 2006.

Recent Accounting Pronouncements

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company adopted SFAS No. 151 on January 1, 2006 with no impact on the Consolidated Financial Statements.

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

          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has performed an initial assessment of the impact of adopting FIN 48 on the Consolidated Financial Statements and does not believe that adoption of this interpretation will have a material impact on the Consolidated Financial Statements.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.   The provisions of SFAS No. 157 will be effective as of the beginning of the Company’s 2008 fiscal year.  The Company is currently evaluating the impact of adopting SFAS No. 157 on the Consolidated Financial Statements.

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to fully recognize the funded status of single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements, recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic costs, measure defined benefit plan assets and obligations as of the date of the Company’s fiscal year-end statement of financial position, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  The requirement of SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements is effective as of the end of the fiscal year ending December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position will be effective for the fiscal year ending December 31, 2008.  The Company is currently in compliance with the latter requirement of SFAS No. 158, using a measurement date of December 31 for all plans.  Based on the postretirement obligations of the Company as of December 31, 2005, adjusted for contributions made during the nine months ended September 30, 2006, the adoption of SFAS No. 158 would decrease total assets by approximately $33.1 million, increase total liabilities by approximately $82.8 million and reduce total stockholders’ equity by approximately $49.7 million.  The adoption of SFAS No. 158 will not affect the results of the Company’s operations.  By the time of adoption at December 31, 2006, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.

          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 is effective for the fiscal year ending December 31, 2006, with early application encouraged.  The Company is currently evaluating the impact of adopting SAB 108 on the Consolidated Financial Statements.

          In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006.  This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities.  The Company is currently evaluating the impact of adopting this FASB Staff Position on the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

          Sensitivity analysis was used to determine the potential impact that market risk exposure may have on the fair values of the Company’s financial instruments, including debt, cash equivalents and short-term investments.  The Company has assessed the potential risk of change in interest expense from hypothetical changes in interest rates by determining the effect on interest expense amounts payable related to these market sensitive instruments.

          Substantially all of the Company’s debt is variable-rate debt.  A hypothetical 1% increase or decrease in interest rates with all other variables held constant would not result in a material impact on the Company’s earnings and cash flows.

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

Changes in Internal Control Over Financial Reporting

          There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          Information regarding risk factors appears in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The Risk Factors remain applicable from our 2005 Annual Report with the exception of the removal of the sixth and the seventh factors in the Annual Report on Form 10-K.

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

OREGON STEEL MILLS, INC.

Date: October 30, 2006	/s/ Robin A. Gantt

Robin A. Gantt
Corporate Controller
(Principal Accounting Officer)

OREGON STEEL MILLS, INC.

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED SEPTEMBER 30, 2006

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